Form 10QSB
period 2001-09-30
FREEWILLPC COM INC
filed 2001-11-19
CIK 1124197

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        September 30, 2001

Commission file number:       333-48312

                              FreewillPC.com, Inc.
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                            75-2877111
-----------------------                                  ----------
(State of Incorporation)                                (IRS ID No.)


                   709-B West Rusk, Suite 500, Rockwall, Texas      75087
                   -------------------------------------------     --------
                    (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code: 972-772-5930


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].


Shares of common stock outstanding at September 30, 2001:

                                                     4,422,000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.     Financial Statements      - these statements have
             been reviewed by an independent public accountant           1 - 6

Item  2.     Managements's Discussion and Analysis
             of Financial Condition and Results of Operations               7


PART II - OTHER INFORMATION                                                 8




                              FREEWILLPC.COM, INC.
                           a Development Stage Company

                            CONDENSED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000


                                     ASSETS


                                                                        Sept 30, 2001       Dec 31, 2000
                                                                         (Unaudited)
                                                                       -----------------  ------------------

CURRENT ASSETS:
    Cash                                                                        $50,122              $4,480
    Accounts receivable                                                           6,217
                                                                       -----------------  ------------------
    Total current assets                                                         56,339               4,480

PROPERTY AND EQUIPMENT:
    Website (net of $4,444 and $1,945 amortization respectively)                  5,556               8,055

                                                                       -----------------  ------------------

TOTAL ASSETS                                                                    $61,895             $12,535
                                                                       =================  ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
    Accounts payable                                                            $13,042              $6,947

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 25,000,000 authorized,
         4,422,000 and 4,200,000 shares issued and outstanding
         at September 30, 2001 and December 31, 2000 respectively                 4,422               4,200
    Additional paid-in-capital                                                   56,578              10,400
    Deficit accumulated during the development stage                            (12,147)             (9,012)
                                                                       -----------------  ------------------
        Total Stockholders' Equity                                               48,853               5,588
                                                                       -----------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $61,895             $12,535
                                                                       =================  ==================






















See notes to unaudited condensed financial statements                        F-1




                              FREEWILLPC.COM, INC.
                           a Development Stage Company

                        CONDENSED STATEMENT OF OPERATIONS

      Three months and nine months ended September 30, 2001 and 2000, and Period from inception (June 13, 2000) to September 30, 2001




                                                                                              Period from         Period from
                                                                                             June 13, 2000       June 13, 2000
                                               Three months  Three months     Nine months   (Date of inception)(Date of inception)
                                                  ended          ended           ended             to                 to
                                                 09/30/01      09/30/00         09/30/01        09/30/00           09/30/01
                                               (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)         (Unaudited)
                                              -----------------------------  --------------------------------  ------------------

REVENUE:
    Sales                                             $6,217            $0          $10,459           $1,429             $16,128

COST OF SALES:                                         4,923             0            8,220            1,318              13,228
                                              ---------------------------------------------------------------  ------------------

GROSS PROFIT                                           1,294             0            2,239              111               2,900

OPERATING EXPENSE:
    Depreciation and amortization                        833           833            2,500            1,111               4,445
    Consulting - related party                                                                         3,500               3,500
    General and administrative                           971           436            2,874              745               7,102
                                              ---------------------------------------------------------------  ------------------
        Total Operating Expense                        1,804         1,269            5,374            5,356              15,047

                                              ---------------------------------------------------------------  ------------------

NET LOSS                                               ($510)      ($1,269)         ($3,135)         ($5,245)           ($12,147)
                                              ===============================================================  ==================



Weighted average shares outstanding                4,245,848     4,200,000        4,215,451        4,198,165           4,208,477
                                              ===============================================================  ==================

Loss per share - basic and diluted                    ($0.00)       ($0.00)          ($0.00)          ($0.00)             ($0.00)
                                              ===============================================================  ==================
























See notes to unaudited condensed financial statements                        F-2




                              FREEWILLPC.COM, INC.
                           a Development Stage Company

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
          Period from inception (June 13, 2000) to September 30, 2001




                                                     Common  Stock             Paid In       Accumulated
                                                 Shares        Amount          Capital         Deficit              Total

                                            ---------------------------------------------------------------  ------------------

Balance,
        June 13, 2000
        (date of inception)                             -0-           -0-              -0-              -0-                 -0-

Shares issued on June 13, 2000 for:
           Cash                                     500,000           500                                                   500
           Services                               3,500,000         3,500                                                 3,500

       June 15, 2000 for:
           Website development                      200,000           200            9,800                               10,000

Paid in capital by shareholder                                                         600                                  600

Net Loss                                                                                             (9,012)             (9,012)

                                             ---------------------------------------------------------------  ------------------
Balance
        December 31, 2000                         4,200,000        $4,200          $10,400          ($9,012)             $5,588
                                             ===============================================================  ==================


Sale of common stock                                222,000           222           55,278                               55,500
Expenses of offering                                                               (10,000)                             (10,000)

Paid in capital by shareholder                                                         900                                  900

Net Loss                                                                                             (3,135)             (3,135)

                                             ---------------------------------------------------------------  ------------------
Balance
        September 30, 2001                        4,422,000         4,422           56,578          (12,147)             48,853
                                             ===============================================================  ==================






















See notes to unaudited condensed financial statements                        F-3




                              FREEWILLPC.COM, INC.
                           a Development Stage Company

                            STATEMENT OF CASH FLOWS

      Three months and nine months ended September 30, 2001 and 2000, and Period from inception (June 13, 2000) to September 30, 2001



                                                                                                 Period from         Period from
                                                                                                June 13, 2000       June 13, 2000
                                                 Three months  Three months     Nine months   (Date of inception)(Date of inception)
                                                     ended          ended           ended             to                 to
                                                    09/30/01      09/30/00         09/30/01        09/30/00           09/30/01
                                                  (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)         (Unaudited)
                                                 -----------------------------  --------------------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              ($510)      ($1,269)         ($3,135)         ($5,245)           ($12,147)
    Adjustments to reconcile net loss to net
        cash (used) by operating activities:
            Increase (decrease) in accounts payable       9,788        (1,214)           6,095              104              13,042
            Decrease (increase) in accounts receivable   (6,217)                        (6,217)                              (6,217)
            Items not requiring cash:
                   Stock issued for services                                                              3,500               3,500
                   Amortization                             833           833            2,499            1,111               4,444

                                                 -----------------------------  --------------------------------  ------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                  3,894        (1,650)            (758)            (530)              2,622


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                        0             0                0                0                   0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock (net of offering expense)       45,500             0           45,500              500              46,000
    Payment of expense by shareholder                       300           300              900              300               1,500
                                                 -----------------------------  --------------------------------  ------------------
    Total cash flows from financing activities           45,800           300           46,400              800              47,500

                                                 -----------------------------  --------------------------------  ------------------

NET INCREASE IN CASH                                    $49,694       ($1,350)         $45,642             $270             $50,122

CASH, BEGINNING OF PERIOD                                   428         1,620            4,480                0                   0
                                                 -----------------------------  --------------------------------  ------------------

CASH, END OF PERIOD                                     $50,122          $270          $50,122             $270             $50,122
                                                 =============================  ================================  ==================



Note:
Non-cash investing activity - the company issued 200,000 shares valued at $0.05 per share for a total of $10,000 for development of its website.














See notes to unaudited condensed financial statements                        F-4

                              FREEWILLPC.COM, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001

Note A - Presentation
---------------------

The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, accruals, and other items which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of September 30, 2001, and the related results of operations and cash flows for the interim periods indicated. The results of operations covered are not necessarily indicative of the results to be expected for the full year or any other interim period.

The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The financial statements should be read in conjunction with the audited financial statements and notes thereto of FreewillPC.com, Inc. for the period June 13, 2000 (date of inception), to December 31, 2000, which are included in the Company's Form SB-1 filed with the Securities and Exchange Commission.

Note B - Common Stock Issuances
-------------------------------

On June 13, 2000, the Company issued 4,000,000 shares to the President for $4,000, comprised of $500 cash and $3,500 of his services. The services were valued at $3,500 and the stock issued at par since it was impossible to determine the fair value of the services. The common stock was issued upon formation of the Company for services performed before, during and after formation of the Company.

On June 15, 2000, the Company issued to an unrelated party 200,000 shares for the development of its website valued at $10,000. The value assigned of to the website development was fair market value but the number of shares issued for this website was negotiated and determined by the Company and the developers of the website since there was no readily determinable market value for the shares. The basis for valuing the shares at $0.05 per share, which is substantially below the offering price per share to the public, is that the developers were giving services in exchange for stock before offering shares to the public and the website was a prerequisite for the Company to start in business which then allowed the Company to offer shares to the public. The value substantially below the public offering price was negotiated since the developers were not guaranteed that the Company would be able to sell stock to the public and no guarantee that the Company would be successful. The value of $0.05 per share is substantially above the price the President paid two days earlier since the President developed the plan for the Company over a period of time, formed the Company, and purchased shares immediately upon formation; the plan included the filing of a registration statement with the U.S. Securities and Exchange Commission to raise funds at $0.25 per share.

                              FREEWILLPC.COM, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001


Note B - Common Stock Issuances - (continued)
---------------------------------------------

On July 26, 2001, the Company's Form SB-1 registration statement with the U.S. Securities & Exchange Commission became effective and allows the Company to sell registered common stock to fund the Company with a minimum of $50,000 and a maximum of $500,000, which represents 200,000 shares of common stock if the minimum is sold and 2,000,000 shares of common stock if the maximum is sold. As of September 30, 2001, the Company had sold 222,000 shares for $55,500 under this registration statement.

Note C - Ability to Continue Operations
---------------------------------------

The Company's financial statements as of December 31, 2000 included in the Form SB-1 filing, contains a disclosure expressing substantial doubt regarding Freewill's ability to continue as a going concern. The Company has begun to raise additional capital. The future capital need swill be highly dependent on our ability to control expenses as well as the market's demand for Freewill's services and products. Thus, any projections of future cash needs and cash flows are subject to substantial uncertainty.

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Registrant filed a registration statement on Form SB-1 with the Securities and Exchange Commission to raise a minimum of $50,000 and a maximum of $500,000 which became effective on July 26, 2001. The Registrant has raised funds under that registration statement and as of September 30, 2000 had sold 222,000 shares by raising $55,500 and broken escrow. The Registrant continues to solicit funds under this Registration statement and is focusing most of its efforts on raising funds. Under this offering, the Registrant was authorized to sell a minimum of 200,000 shares and a maximum of 2,000,000 shares at $0.25 per share, for a maximum of $500,000.

As of the date of this filing, the Registrant is still soliciting funds under its offering, and spending most of its time and effort to raise those funds.

The Registrant is engaged in the sale of computers and computer peripheral products over the internet. We have done some limited marketing and have pursued combining computer consulting and sales as a way to increase our margins and visibility among small businesses. This allows us to target small businesses and offer them some sort of support which indirectly steers them to our website, even if we do not provide computer advice or consulting to them. We expect this will cause small businesses to think of us first in the future when they go to buy computers and/or computer peripheral equipment. We expect that we will finish our offering in the fourth quarter and do more advertising and product and website promotion after the offering is closed.

Liquidity

The Registrant has liquid assets of $56,339 and total current assets of $56,339. This amount includes the $55,500 of funds raised in the offering described above. The Registrant has minimal expenses and no commitments.

Capital Resources

The Registrant's capital resources have been generated from the sale of products through its web site and has capital resources from the sale of stock under its registration statement that became effective July 26, 2001.

There were no plans or requirements for purchase of capital items during the quarter for company purposes. The Registrant does not foresee any material capital purchase in the coming twelve months.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

                  The Company is not involved in any legal proceedings.

Item  2.     Changes in Securities.

                  Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

                  Registrant  has  no  senior   securities  and  accordingly  no
defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  Registrant submitted no matters to a vote of security holders.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FreewillPC.com, Inc.
                                                     ---------------------------
                                                      (Registrant)


                                                     BY:  /s/ David McCune
                                                          ----------------------
                                                           David McCune
                                                    Its: President and Secretary

DATE:   November 15, 2001
              Rockwall, Texas