Form 10KSB
period 2001-12-31
FREEWILLPC COM INC
filed 2002-04-15
CIK 1124197

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR

         [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

Commission file number: (333-48312)

                              FREEWILLPC.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Nevada                                                75-2877111
------------------------                                        ------------
(State of Incorporation)                                        (Tax ID No.)

           709-B West Rusk, Suite 500, Rockwall, Texas              75087
--------------------------------------------------------------------------------
          (Address of principal executive offices)               (ZIP code)

Registrant's telephone number, including area code:           972-772-5930
                                                              ------------
Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.
                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001:
                                      $ -0-

Shares of common stock outstanding at December 31, 2001: 4,580,000

PART I.

ITEM 1            DESCRIPTION OF BUSINESS
-----------------------------------------

         We were incorporated in Nevada on June 13, 2000. Our founder, David McCune is our sole director, officer and employee and holds 4,000,000 shares of common stock which we issued to him for $4,000, composed of $500 cash and $3,500 of his services.

         As well as being a newly formed company, we:
o        are controlled by one individual;
o rely on our sole officer and director to manage the business, this offering and continuing operations to see us through to profitability;
o        have limited operating history with little revenue from operations;
o operate in an industry with low barriers of entry which could add to our competition, and one in which there are many competitors already, many of which have much greater resources than we do; and
o received a report from our independent certified public accountant who gave us a 'going concern' opinion which means that we do not have sufficient capital or cash flow from operations to show that we can continue as a viable business for the coming year without success from our plan of operations.

         We currently operate the website http//:www.freewillpc.com. We are a web-based retailer of built-to-order personal computers and brand name related peripherals, software, accessories and networking products. We also offer computer consulting and design which will enable us to sell more built to order systems. Our primary target customers are individual end users (IEU), home based business (HBB) owners, and small business owners (SBO). Through an interactive web site, customers have the ability to browse the products offered by Freewill PC and order. We offer a broad selection of approximately 15,000 products targeted for business/home use at competitive prices.

         For custom built computers we depend upon one supplier who we can purchase all the parts for on an as needed basis and therefore we have no inventory for these items. We purchase them as we receive an order, build the computer and then ship the computer. For these computers, we will book the sale when it is shipped and the cost of sales for the amount we pay for the parts to build the computer. For all the peripheral items, we have them drop shipped and record only the profit as revenue for our financial reporting purposes.

Principal Products or Services and Their Markets.
------------------------------------------------

Freewill has two primary product delivery systems:
o For those customers desiring basic technological peripherals and computer related items, they can choose from an on-line catalogue (under development) which we will have drop shipped from a supplier, receiving a "margin" or fee for originating the order.
o        We will custom  build a computer to the  specifications  of a customer.
         The customer "points and clicks" the desired component and we contract for the unit to be built at a negotiated wholesale price. We then purchase the computer and re-sell it at our posted order price.

         We believe the majority of IEU's and HBB's are technologically literate and not only capable but also more disposed to ordering needful technological products over the Internet. This allows the purchaser to transact orders on a 24-hour-a-day, seven-day-a-week basis. We do not incur the overhead expenses generally associated with traditional storefront operations, thus allowing for lower operating costs.

         Customers enter FreewillPC.com through its home page www.freewillpc.com, which contains a listing of product categories that allows for easy exploration of current products and prices. We believe that price, product selection and availability, and service and support are the most important competitive factors in its industry.

Competitive Business Conditions.
-------------------------------

         The direct marketing and sale of personal computers and related products is highly competitive. FreewillPC.com competes with PC Connection, CDW Computer Centers, Inc., Insight Enterprises, Inc. and Micro Warehouse, Inc. We also compete with certain product manufacturers that sell directly to customers, such as Dell Computer Corporation and Gateway 2000, Inc., and more recently Compaq, IBM and Apple; distributors that sell directly to certain customers, such as MicroAge, Inc. and Vanstar Corporation; various cost-plus aggregators, franchisers, and national computer retailers, such as CompUSA, Inc. and Computer City; and companies with an Internet Web site and commercial on-line networks. Additional competition may arise if other new methods of distribution, such as broadband electronic software distribution, emerge in the future.

         We compete not only for customers, but will also in the future compete for favorable product allocations and cooperative advertising support from product manufacturers. Several of our competitors are larger and have substantially greater financial resources than we.

Method of distribution of products and services.
-----------------------------------------------

E-business Strategy:
-------------------
         Our marketing strategy is to promote the name FreewillPC and attract buyers to the FreewillPC.com website. To attract users to our website, we have relied on word of mouth and being one of many PC supply companies that come up on search engines. Going forward, we are contemplating sponsorship relationships with high traffic websites and agreements with search engines so that our site will be near the top/front of searches for our products. Future proposed marketing programs include the use of strategic purchases of online advertising to place advertisements in areas in which we believe we can reach our target audience

         In addition to the foregoing, we anticipate sales and revenues can be increased by:

o        increase in the number and assortment of products carried;
o        increase in outbound telemarketing and email marketing campaigns;
o        increased buying prowess of computer users;
o        increase in catalog (proposed and under development) circulation; and
o improvements in inbound telemarketing and email marketing service productivity.

         The key elements of our business strategy includes:
o        premium customer service;
o        strong brand name and web-based franchise value;
o        extensive product selection at competitive prices; and
o        enhanced vendor relationships.

Growth Strategy:
---------------
         Our objective is to be a web-based provider of e-commerce PC related products. Key elements of our growth strategy include:

o        partner with industry leaders to quickly acquire customers;
o        increase penetration of our existing customer base;
o broaden our product offerings to include higher margin products such as network servers and communications equipment.

         We plan to  target a  greater  number  of  existing  customers:
o        with outbound telemarketing;
o        more aggressively pursue first- to-market product offerings;
o provide specialized offerings to targeted segments of our customer base; and
o increase investments in electronic commerce and Internet related marketing opportunities.

         We believe that the higher projected growth for the direct marketing channel is primarily based on an increased user familiarity with PCs, coupled with the emergence of industry standards and component commonality, and the resultant increase in customer comfort with purchasing products without the need to "touch and feel" them. In addition, broader product offerings, lower prices and greater purchasing convenience that direct marketers generally provide over traditional retail stores and local dealers.

Status  of  product  or  services  based  on  public  information  requiring  an
--------------------------------------------------------------------------------
investment or material assets of the issuer.
-------------------------------------------
         As we are a new company, we do not have any information that has been made public or that will require an investment or material asset of ours.

Sources and Availability of Raw Material.
----------------------------------------
         We do not use raw material in the traditional definition of the word. All products we sell are "finished" or "component" product.

Dependence on One or a Few Major Customers.
------------------------------------------
         We are not dependent on any one or a few major customers. Our customers are individuals ordering from our web site over the internet.

Need for Governmental Approval of Principal Products or Services.
----------------------------------------------------------------
         We are not aware of any governmental approval requirements to transact this type of business.

Effect of Existing or Probable Governmental Regulations on the Business.
-----------------------------------------------------------------------
         We are not aware of any probable governmental regulations on our business that would affect our operations.

Research and Development.
------------------------
         We have no research and development. We only sell built-to-order computers and computer peripheral equipment. We are not designing or selling anything newly created products.

Costs and Effects of Compliance with Environmental Laws.
-------------------------------------------------------
         We are not aware of nor do we anticipate any environmental laws with which we will have to comply.

Number of Employees.
-------------------
         We have one employee, the President.

Operations and Technology.
-------------------------
         We have built a basic transaction processing system. Our system handles all aspects of the sales process. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace.

Additional information.
----------------------
         We have made no public announcements to date and have no additional or new products or services. In addition, we don't intend to spend funds in the field of research and development; no money has been spent or is contemplated to be spent on customer sponsored research activities relating to the development of new products, services or techniques; and we don't anticipate spending funds on improvement of existing products, services or techniques.


ITEM 2            DESCRIPTION OF PROPERTY
-----------------------------------------

         Our corporate facilities are shared with our sole officer and director which includes the use of telephones and equipment for $100.00 per month. This arrangement started in July 2000 and will continue until such time as the Company needs and can afford to lease its own office facilities.

         We also lease space on an internet service provider's server based upon the amount of memory we use.


ITEM 3            LEGAL PROCEEDINGS
-----------------------------------

The Company is not involved in any legal proceedings.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

The Company did not submit any matters for a vote to the security holders during 2001.

PART II.

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------------------------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

         a.       Market Information.

There was no established public trading market for the Company's stock. The Company has filed for trading with the National Association of Security Dealers and started to trade in February 2002. The stock has traded in the $0.30 to $0.40 range.

         b.       Holders.

         There are approximately fifty shareholders.

         c.       Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

         e.       Warrants

         Registrant has no warrants outstanding.


ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

SUMMARY OF 2001

Our accomplishments in 2001 are detailed in Section 1 above. In summary, they are as follows:

In 2001, our company entered the market which is dominated by many large companies. We believe there is a niche for small companies to combine computer consulting and computer sales. To date, we have been trying to develop such a niche, but price pressures from large distributors and retailers have made it a hard process. Although we have developed such clients, the road to profitability appears to be a long road.

The Company filed a registration statement under Form SB-1 of the Securities Act of 1933, and the offering closed in December, 2001. Our plan is to use the capital raised for targeted and strategic advertising in order to market our products and services.

FreewillPC.com, Inc. will provide an annual report including audited statements without charge on request made by any shareholder to the Secretary of the Company, FreewillPC.com, Inc. 750 East Interstate 30, Suite 100, Texas 75087.

FreewillPC.com, Inc. files quarterly reports with the SEC starting with this Form 10-K.

Public may read and copy any materials filed by FreewillPC.com, Inc. with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC- 0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 This discussion may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this release, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonally, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other press releases to the public or filings made by the company with the Securities and Exchange Commission, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. For further information, which could cause actual results to differ from the Company's expectations, as well as other factors, which could affect the Company's financial statements, please refer to the Company's report filed with the Securities and Exchange Commission.

FreewillPC.com, Inc.
(972) 772-5930
www.FreewillPC.com
------------------


ITEM 7            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------

         Report of Independent Certified Public Accountant is attached hereto.

ITEM 8            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  --------------------------------------------------------
                  DISCLOSURES
                  -----------

         J.S Psborn, P.C. is the auditor for the Company and there have been no disagreements with our auditor on accounting or financial disclosure issues.

PART III.

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
----------------------------------------------------------------

The following persons serve as directors and officers of Registrant:

David McCune      President,  Secretary,  Chief  Financial  Officer and Director
                  Served since January 2002 and expires at the next annual meeting

DAVID MCCUNE. Mr. McCune graduated from Southwestern University, Waxahachie, Texas in 1973. Mr. McCune was in the U.S. Air Force for four years 1967-1970 and spent one year in Vietnam 1968-1969, and was a public speaker for 20 years and has been in the computer business for 9 years. Mr. McCune was Vice President of Sales of VAR Resources, Inc., a computer leasing company, from 1991 - 1993. Since that time, Mr. McCune has been a manager of computer companies, working for MC Cambridge, Inc. from 1994 - 1995 and for LCS, LLC from 1996 to present.


ITEM 10           EXECUTIVE COMPENSATION
----------------------------------------

The Company has not paid any compensation to its sole officer and director in the calendar year 2001. The Company has no retirement or stock option or bonus plan.


ITEM 11           SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS
------------------------------------------------------------------------

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.

Title of       Name and address                   Amount of shares    % of class
Securities     of owner                                               owned
--------------------------------------------------------------------------------
Common         David McCune                       4,000,000           95.23%
               709-B West Rusk, Suite 500
               Rockwall, Texas 75087
--------------------------------------------------------------------------------
Common         All Officers, Directors &          4,000,000           95.23%
               Beneficial Holders as a Group


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

         The Company had no transactions with related persons in 2001.


PART IV.

ITEM 13           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

         Included in Part II, Item 8 of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2001 and 2000

         Statement of Operations - Twelve Months Ended December 31, 2001 and Period June 13, 2000 (date of inception) to December 31, 2000

         Statement of Stockholders' Equity - Period from June 13, 2000 (date of inception) to December 31, 2001

         Statement of Cash Flows - Twelve Months Ended December 31, 2001 and Period June 13, 2000 (date of inception) to December 31, 2000

         Notes to the Financial Statements

(b)      The Company filed no reports on Form 8-K in 2001.

(c)      The Company is not filing any exhibits.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                      FreewillPC.com, Inc.
                                      Registrant

                                      By:  /s/  David McCune
                                           -----------------
                                                David McCune
                                      Its: President, Secretary, Chief Financial
                                           Officer and Director

                               J. S. OSBORN, P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                         17430 CAMPBELL ROAD, SUITE 114
                               DALLAS, TEXAS 75252
                          972-735-0033 FAX 972-735-0035
                               JOSBORN@JSOCPA.COM
                ================================================



                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
                     ---------------------------------------


To the Board of Directors and Stockholders of FreewillPC.com, Inc.
Rockwall, Texas

I have audited the accompanying balance sheet of FreewillPC.com, Inc. (A Nevada corporation) as of December 31, 2001 and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the year ended December 31, 2001 and for the period June 13, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of FreewillPC.com, Inc. as of December 31,2001, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period June 13, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note-F to the financial statements, the Company incurred a loss for the period, has not generated significant revenues, and has no capital resources. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note-F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  J.S. Osborn, P.C.
     -----------------
     J.S. Osborn, P.C.



Dallas, Texas
April 15, 2002

                              FREEWILLPC.COM, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                                 $  4,957
  Accounts receivable                                                    13,093
  Prepaid expense                                                        43,700
                                                                       --------
    Total Current Assets                                                 61,750

Property and equipment
  Web site                                                               10,000
    Less accumulated amortization                                        (5,278)
                                                                       --------
                                                                          4,722


                                                                       --------
TOTAL ASSETS                                                           $ 66,472
                                                                       ========


 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                     $ 11,825
  Loan payable - related party                                            3,119
                                                                       --------
    Total Current Liabilities                                            14,944


STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; 5,000,000 shares authorized;
   4,580,000 shares issued and outstanding                                4,580
  Additional paid-in capital                                             96,056
  Accumulated deficit                                                   (49,108)
                                                                       --------
    Total Stockholders' Equity                                           51,528
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 66,472
                                                                       ========





               See accompanying notes to the financial statements.



                              FREEWILLPC.COM, INC.

                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
    AND FOR THE PERIOD JUNE 13, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2001


                                                                              06/13/00
                                                                           Date of Inception
                                                              Year Ended         to
                                                               12/31/01       12/31/00
                                                              -----------    -----------

REVENUE:
   Sales                                                      $    23,552    $     5,669
                                                              -----------    -----------




OPERATING EXPENSE:
   Cost of sales                                                   19,875          5,008
    Advertising                                                    36,300              0
   Amortization                                                     3,333          1,945
   Consulting - related party                                           0          3,500
   Bank charges                                                       145             50
   Office expense                                                   1,098            115
   Organization costs                                                   0            963
   Professional fees                                                   11          2,500
   Licenses & fees                                                  1,686              0
   Rent - related party                                             1,200            600
                                                              -----------    -----------
     Total Operating Expense                                       63,648         14,681


                                                              -----------    -----------
NET LOSS:                                                     ($   40,096)   ($    9,012)
                                                              ===========    ===========



Basic/diluted weighted average number of shares outstanding     4,580,000      4,199,005
                                                              ===========    ===========


Basic/diluted net loss per share                              $      0.00    $      0.00
                                                              ===========    ===========







         See accountant's report and notes to the financial statements.



                              FREEWILLPC.COM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2001
    AND FOR THE PERIOD JUNE 13, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


                                     Common Stock                         Paid In            Accumulated
                                        Shares       Amount               Capital              Deficit
                                     --------------------------        --------------      -----------------

Balance,
    June 13, 2000
    (date of inception)                   -0-          -0-                  -0-                  -0-

Shares issued on
    June 13, 2000 for
      Cash                                 500,000        $500
      Services-related party             3,500,000       3,500

    June 15, 2000 for
      Website development                  200,000         200                 9,800

Contributed capital by shareholder                                               600

Net Loss
    December 31, 2000                                                                                (9,012)

Sale of Stock                              380,000         380                94,620
Offering costs                                                               (10,164)

Contributed capital by shareholder                                             1,200

Net Loss                                                                                            (40,096)
                                     --------------------------        --------------      -----------------

Balance
   December 31, 2001                     4,580,000      $4,580               $96,056               ($49,108)
                                     ==========================        ==============      =================











               See accompanying notes to the financial statements.



                              FREEWILLPC.COM, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
    AND FOR THE PERIOD JUNE 13, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000


                                                                                         Date of Inception
                                                                                             06/13/00
                                                                Year Ended                      to
                                                                 12/31/01                    12/31/00
                                                          -----------------------     ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      ($40,096)                    ($9,012)
   Items not requiring cash:
     Amoritization                                                3,333                        1,945
     Stock issued for services                                      0                          3,500
  Changes in operating assets and liabilities:                                                   0
   Increase in accounts receivable                               (13,093)                        0
   Increase in accounts payable                                   4,878                        6,947
                                                          -----------------------     ------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                       (44,978)                      3,380

CASH FLOWS FROM INVESTING ACTIVITIES:
  Prepaid Expense                                                (43,700)                        0
  Payment of expense by shareholder                               1,200                         600
                                                          -----------------------     ------------------------
NET CASH USED FROM INVESTING ACTIVITIES:                         (42,500)                       600

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issued                                                    95,000                        500
  Offering costs                                                 (10,164)                        0
  Loan proceeds                                                   3,119                          0
                                                          -----------------------     ------------------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES:                      87,955                        500

NET INCREASE  IN CASH:                                             477                         4,480

CASH AT BEGINNING OF YEAR:                                        4,480                          0
                                                          -----------------------     ------------------------

CASH AT END OF YEAR:                                              $4,957                      $4,480
                                                          =======================     ========================


SUPPLEMENTAL DISCLOSURE:
  No taxes paid for the period
  No interest paid for the period
  Non-cash investing-the company issued 200,000 shares valued at $0.05 per share for a total of $10,000 for development of its website.



               See accompanying notes to the financial statements.

                              FREEWILLPC.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------
History:
-------
The Company was organized June 13, 2000, as a Nevada corporation under the name of FreewillPC.com, Inc. and is in the development stage. The Company is in the business of selling computers and computer peripheral equipment over the Internet. Operations are in effect and as such the Company is no longer a development stage enterprise.

Basis of Presentation:
---------------------
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. The accompanying financial statements as of December 31, 2001 and for the year then ended have been prepared in accordance with generally accepted accounting principles and include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The Company's year end is December 31.

Supplier Concentration:
----------------------
The Company purchased product from only one supplier for its operations for the period presented. Although products are available from other sources, the vendor's inability to supply products in a timely manner could adversely affect the Company's ability to satisfy customer demands.

Revenue Recognition:
-------------------
The Company recognizes revenues from product sales and delivery, net of returns and discounts, when the products are shipped to customers. The company purchases and resells computers and records sales and costs of sales. For the peripheral equipment the Company sells for which it does not take possession of the product, it records as revenue the difference between the purchase price and the sales price of the items.

Use of Estimates:
----------------
In order to prepare financial statements in conformity with accounting principals generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Cash and Cash Equivalents:
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Property and Equipment:
----------------------
Property and equipment is carried at cost. Depreciation is provided by the straight-line method over each asset's estimated useful life. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

                              FREEWILLPC.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE A - NATURE OF  BUSINESS  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(CONTINUED):
-----------

Long-Lived Assets
-----------------
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of, the Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. Impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows.

Net loss per Share:
------------------
Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since the Company has no potentially dilutive securities and because of the Company's net loss.

Stock based compensation:
------------------------
The Company accounts for stock based compensation in accordance with SFAS 123, Accounting for Stock-Based Compensation. It introduces the use of a fair value-based method of accounting for stock based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. The Company has adopted the new fair value accounting rule and records the issuance of stock at the fair value of the consideration received.

Capitalized Web Site Development Costs and Software:
---------------------------------------------------
The Company accounts for its web site development costs and internally developed software costs in accordance with Emerging Issues Task Force 00-2, Accounting for Web Site Development Costs and the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This requires the capitalization of the costs incurred. Capitalized costs are amortized on a straight-line basis over the useful life of the software once it has been placed into service.

Start-Up Costs:
--------------
The Company expenses the costs of start-up activities and organization costs as they are incurred, in accordance with Statement of Position 98-5, Reporting on the Cost of Start-up Activities.

Income Tax:
----------
The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be Amore likely than not realized in future returns.

                              FREEWILLPC.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE B - WEB SITE:
-----------------

The Company's primary asset is its web site that is the center of its operational and income-generating activities for which it issued 200,000 shares of common stock valued at $10,000. The cost of the web site is being amortized over three years starting in June 2000, the first month of operation.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, which was effective July 1, 2000. The website development was paid for by issuing 200,000 shares of common stock valued at $0.05 per share. Since there was no readily determinable market value for the Company's common stock, the per share price was negotiated and determined by the fair value of services received.

NOTE C - STOCKHOLDERS' EQUITY:
-----------------------------

Common Stock:
------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2001, there were 4,580,000 shares outstanding. The Company has not paid a dividend to its shareholders.

Common stock issuances:
----------------------
On June 13, 2000, the Company issued 4,000,000 shares to the President for $4,000, comprised of $500 cash and $3,500 of his services. The services were valued at $3,500 and the stock issued at par since it was impossible to determine the fair value of the services. The common stock was issued upon formation of the Company for services performed before, during and after formation of the Company.

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

In 2001, the Company filed a Form SB-1 with the U.S. Securities & Exchange Commission and sold 380,000 shares at $0.25 per share. After offering costs, the Company netted $84,456 or $0.22 per share.

                              FREEWILLPC.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE D - INCOME TAXES:
---------------------

The Company had a net operating loss of $9,012 for the period presented. No deferred tax asset has been recognized for the operating loss as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.
         Operating losses expire:  2020           $ 9,012
         Operating losses expire:  2021           $40,096

The components of the provision (benefit) for income taxes included in the financial statements as of December 31 2001 are as follows:
         Deferred tax assets:
         Net operating loss carryforwards                     $(49,108)
         Valuation allowance                                    49,108
                                                              ----------
         Total deferred income tax assets                          -0-
         Total deferred income tax liabilities                     -0-
                                                              ----------
         Net deferred income tax assets                       $    -0-

The Company's effective tax rate on a pre-tax income (loss) from continuing operations differs from the U.S federal statutory rate as follows:
         U.S. federal statutory rate                                     ( 34)%
         Increase (decrease) in rates resulting from:
                Change in valuation allowance for deferred tax asset        34%
                                                                      ---------
         Effective tax rate                                                  0%


NOTE E - RELATED PARTY TRANSACTIONS:
-----------------------------------

In June 2000, the Company issued to its President 4,000,000 shares in consideration for $4,000, comprised of $500 cash and $3,500 of his services. The services were valued at $3,500 and the stock was issued at par. In addition, a shareholder is providing office space valued at $100 a month, and is being recorded as contributed paid in capital.


NOTE F - GOING CONCERN:
----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company did not have negative cash flow from operations, it is a development stage enterprise and has not yet generated significant revenues. The Company has funded its operations to date from the issuance of shares and debt. These matters raise substantial doubt about its ability to continue as a going concern.

The company has minimal capital resources available to offset losses from operating and other obligations expected to be incurred. The continued existence is dependent upon several factors, including its ability to generate significant revenue and to generate operating capital.

                              FREEWILLPC.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE F - GOING CONCERN (CONTINUED):
----------------------------------

The Company plans to generate sufficient revenue by:

Develop Targeted e-mail Marketing Campaign:
------------------------------------------
Targeted e-mail marketing campaigns are highly focused marketing efforts designed to sell product to a defined demographic group. The design of each campaign includes evaluating and segmenting the target population using personal data, often in combination with demographic screening programs, to estimate the sales potential of different groups. The Company's approach will be to target small businesses and individuals within its local business environment allowing for delivery of product free of delivery charges. This, the Company believes, will give them a competitive advantage. The Company believes that this approach to e-mail marketing campaigns is an effective and efficient means to generate sales revenue.

Expand its Product Line:
-----------------------
The Company is constantly evaluating personal computer and peripheral products, adding new products as they become available. The Company works closely with its major vendors to identify and source first-to-market product offerings at aggressive and market leading prices. The Company believes it will generate more favorable terms with its vendors as volume increases.

Customer Segmentation & Targeted Advertising:
--------------------------------------------
The Company seeks to increase its customer base through targeted mailings as well as increasing its penetration in existing customers. The Company has developed an on-line catalog, featuring product offerings, designed to address the needs of specific customer segments. The Company's web-based catalog will provide detailed descriptions of product offerings, allowing for search and on-line capabilities.

Accordingly, the Company's continued existence is dependent upon the successful raising of capital, successful results from the Company's plan of operations, or obtaining financing. There can be no assurance that the Company will be successful in its efforts to raise sufficient operating capital, achieve future profitable operations, or obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.