Form 10QSB
period 2002-03-31
FREEWILLPC COM INC
filed 2002-05-13
CIK 1124197

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:           March 31, 2002

Commission file number:          333-48312

                              FREEWILLPC.COM, INC.
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                 75-2877111
-----------------------                                       ----------
(State of Incorporation)                                     (IRS ID No.)


                709-B West Rusk, Suite 500, Rockwall, Texas         75087
      -----------------------------------------------------------  --------
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


Shares of common stock outstanding at March 31, 2002:

                                                     4,600,000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.        Financial Statements - these statements have
                been reviewed by an independent public accountant     F-1 - F-5

Item  2.        Managements's Discussion and Analysis
                of Financial Condition and Results of Operations          8


PART II - OTHER INFORMATION                                               9





                              FREEWILLPC.COM, INC.


                            CONDENSED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001


                                     ASSETS
                                     ------

                                                                            March 31, 2002      Dec 31, 2001
                                                                             (Unaudited)
                                                                          -----------------  ------------------

CURRENT ASSETS:
    Cash                                                                            $2,277              $4,957
    Accounts receivable                                                             13,093              13,093
    Prepaid expenses                                                                                    43,700
                                                                          -----------------  ------------------
    Total current assets                                                            15,370              61,750

PROPERTY AND EQUIPMENT:
    Website (net of $6,111 and $5,278 amortization respectively)                     3,889               4,722

                                                                          -----------------  ------------------

TOTAL ASSETS                                                                       $19,259             $66,472
                                                                          =================  ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
    Accounts payable                                                               $15,159             $14,943

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 25,000,000 authorized,
         4,600,000 and 4,580,000 shares issued and outstanding
         at March 31, 2002 and December 31, 2001 respectively                        4,600               4,580
    Additional paid-in-capital                                                     102,337              96,057
    Deficit accumulated during the development stage                              (102,837)            (49,108)
                                                                          -----------------  ------------------
        Total Stockholders' Equity                                                   4,100              51,529
                                                                          -----------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $19,259             $66,472
                                                                          =================  ==================





















See notes to unaudited condensed financial statements                        F-1

                              FREEWILLPC.COM, INC.


                        CONDENSED STATEMENT OF OPERATIONS
                   Three months ended March 31, 2002 and 2001







                                              Three months       Three months
                                                 ended               ended
                                             March 31, 2002     March 31, 2001
                                              (Unaudited)         (Unaudited)
                                           -----------------  ------------------

REVENUE:
    Sales                                                $0                  $0

COST OF SALES:                                            0                   0
                                           -----------------  ------------------

GROSS PROFIT                                              0                   0

OPERATING EXPENSE:
    Depreciation and amortization                       833                 833
    Consulting - related party
    General and administrative                       52,896                 630
                                           -----------------  ------------------
        Total Operating Expense                      53,729               1,463

                                           -----------------  ------------------

NET LOSS                                           ($53,729)            ($1,463)
                                           =================  ==================



Weighted average shares outstanding               4,596,222           4,200,000
                                           =================  ==================

Loss per share - basic and diluted                   ($0.00)             ($0.00)
                                           =================  ==================
























See notes to unaudited condensed financial statements                        F-2



                              FREEWILLPC.COM, INC.

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
            Period from inception (June 13, 2000) to March 31, 2002




                                                 Common  Stock             Paid In       Accumulated
                                             Shares        Amount          Capital         Deficit              Total
                                        -------------------------------------------------------------  ------------------

Balance,
        June 13, 2000
        (date of inception)                      -0-           -0-              -0-              -0-                 -0-

Shares issued on June 13, 2000 for:
           Cash                              500,000           500                                                   500
           Services                        3,500,000         3,500                                                 3,500

       June 15, 2000 for:
           Website development               200,000           200            9,800                               10,000

Paid in capital by shareholder                                                  600                                  600

Net Loss                                                                                      (9,012)             (9,012)

                                        -------------------------------------------------------------  ------------------
Balance
        December 31, 2000                  4,200,000        $4,200          $10,400          ($9,012)             $5,588
                                        =============================================================  ==================


Sale of common stock                         380,000           380           94,620                               95,000
Expenses of offering                                                        (10,163)                             (10,163)

Paid in capital by shareholder                                                1,200                                1,200

Net Loss                                                                                     (40,096)            (40,096)

                                        -------------------------------------------------------------  ------------------
Balance
        December 31, 2001                  4,580,000         4,580           96,057          (49,108)             51,529
                                        =============================================================  ==================


Stock issued for services                     20,000            20            5,980                                6,000

Paid in capital by shareholder                                                  300                                  300

Net Loss                                                                                     (53,729)            (53,729)

                                        -------------------------------------------------------------  ------------------
Balance
        March 31, 2002                     4,600,000         4,600          102,337         (102,837)              4,100
                                        =============================================================  ==================












See notes to unaudited condensed financial statements                        F-3



                              FREEWILLPC.COM, INC.


                             STATEMENT OF CASH FLOWS
                   Three months ended March 31, 2002 and 2001






                                                                       Three months       Three months
                                                                          ended               ended
                                                                      March 31, 2002      Mar 31, 2001
                                                                       (Unaudited)         (Unaudited)
                                                                    -----------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                ($53,729)            ($1,463)
    Adjustments to reconcile net loss to net
        cash (used) by operating activities:
            Increase (decrease) in accounts payable                              216              (3,382)
            Decrease in prepaid expenses                                      43,700
            Items not requiring cash:
                   Stock issued for services                                   6,000
                   Amortization                                                  833                 833

                                                                    -----------------  ------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                      (2,980)             (4,012)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                             0                   0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock (net of offering expense)
    Payment of expense by shareholder                                            300                 300
                                                                    -----------------  ------------------
    Total cash flows from financing activities                                   300                 300

                                                                    -----------------  ------------------

NET INCREASE IN CASH                                                         ($2,680)            ($3,712)

CASH, BEGINNING OF PERIOD                                                      4,957               4,480
                                                                    -----------------  ------------------

CASH, END OF PERIOD                                                           $2,277                $768
                                                                    =================  ==================



















See notes to unaudited condensed financial statements                        F-4

                              FREEWILLPC.COM, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note A - Presentation

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three months ended March 31, 2002 and 2001, the statement of stockholders' equity and accumulated deficit for the period June 13, 2000 (date of inception) to March 31, 2002, and the statements of cash flows for the three months ended March 31, 2002 and 2001, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Registrant is engaged in the sale of computers and computer peripheral products over the internet. We have pursued combining computer consulting and sales as a way to increase our margins and visibility among small businesses as well as target marketing small businesses through some direct marketing and email. We expected this would cause small businesses to think of us first in the future when they were to buy computers and/or computer peripheral equipment. Those expectations did not show to be true as our efforts indicate that customers are driven more by price than what they get and we feel that our competitors who were positioned in the market with better names and better prices, have taken customers who otherwise might be turned to us. We face a hard road to turn our sales effort around to be profitable.

Liquidity

The Registrant has liquid assets of $2,277 and total current assets of $15,370. This amount includes the funds raised in the SB-1 registration offering which was filed with the U.S. Securities & Exchange Commission in 2001 in which we raised a net amount after offering expenses of $84,837. Almost all of this money was spent on advertising to promote our company and its website and services. However, given the market conditions and the competitiveness of the computer sales industry, price competition caused us not to have much success.

Capital Resources

The Registrant's capital resources have been generated from the sale of products through its web site and has capital resources remianing from the sale of stock under its registration statement.

There are no plans or requirements for purchase of capital items during the quarter for company purposes. The Registrant does not foresee any material capital purchase in the coming twelve months.

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

                                                  FreewillPC.com, Inc.
                                                  ----------------------------
                                                   (Registrant)


                                                  BY:  /s/ David McCune
                                                       -----------------------
                                                        David McCune
                                                  Its: President and Secretary

DATE:  May 9, 2002
       Rockwall, Texas