Form 10QSB
period 2002-06-30
FREEWILLPC COM INC
filed 2002-08-19
CIK 1124197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 333-48312

                         AMERICAN LEISURE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                              FREEWILLPC.COM, INC.
                           (Former name of registrant)

Nevada                                                         75-2877111
------                                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

Park 80 Plaza East
Saddlebrook, New Jersey                                             07663
-----------------------                                             -----
(Address of principal executive offices)                       (Zip Code)

                                 (201) 226-2060
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 16, 2002, there were 6,685,974 shares of the Registrant's common stock, par value $0.001 issued and outstanding.

                         AMERICAN LEISURE HOLDINGS, INC.
                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                             Page Number
                  Special Note Regarding Forward Looking Information .............................................2

                                             PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements ...........................................................................3
Item 2.           Management's Plan of Operations................................................................11

                                             PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................13
Item 2.           Changes in Securities and Use of Proceeds......................................................13
Item 3.           Defaults Upon Senior Securities................................................................14
Item 4.           Submission of Matters to a Vote of Security Holders............................................14
Item 5.           Other Information..............................................................................15
Item 6.           Exhibits and Reports on Form 8-K...............................................................16

         References in this report to "we", "us", "our" and similar terms means American Leisure Holdings, Inc., a Nevada corporation, formerly FreewillPC.com, Inc.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-QSB. Any statements about our beliefs, plans, objectives, expectations, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "will likely", "are expected to", "should", "is anticipated", "estimated", "intends", "plans", "projection" and "outlook". Any forward-looking statements are qualified in their entirety by reference to various factors discussed throughout this Quarterly Report and discussed from time to time in our filings with the Securities and Exchange Commission. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

         o the potential risk of delay in implementing our business plan;
         o the market for our travel and leisure services; and
         o the need for additional financing.

         Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements, persons should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2002 and December 31, 2001..............................4
         Condensed Statement of Operations
            for the six months ended June 30, 2002 and 2001 and three
         months ended June 30, 2002 .....................................................................5
         Statement of Stockholders' Equity and Accumulated Deficit
            From June 13, 2000 to June 30, 2002 .........................................................6
         Statement of Cash Flows
            for the six months ended June 30, 2002 and from June 13, 2000 to June 30, 2001 ..............7
         Notes to Interim Condensed Financial Statements.................................................8

                              FREEWILLPC.COM, INC.
                            CONDENSED BALANCE SHEETS
       For the period from June 30, 2002 and year ended December 31, 2001


                                         June 30, 2002   December 31, 2001
                                          (Unaudited)       (Audited)
                                        ---------------  -----------------
ASSETS

CURRENT ASSETS:
    Cash                                      $       0    $   4,957
    Accounts receivable                               0       13,093
    Prepaid expenses                                  0       43,700
                                              ---------    ---------
    Total current assets                              0       61,750

PROPERTY AND EQUIPMENT:
    Website (net amortization respectively)           0        4,722
                                              ---------    ---------
TOTAL ASSETS                                  $       0    $  66,472
                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable                          $       0    $  11,825
    Loan - related party                                       3,119
                                                           ---------
TOTAL LIABILITIES                                          $  14,944

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value,
         25,000,000 authorized, 4,600,000
         and 4,580,000 shares issued and
         outstanding at June 30, 2002 and
         December 31, 2001 respectively           4,600        4,580
    Additional paid-in-capital                  102,537       96,056
    Deficit accumulated during the
         development stage                     (107,137)     (49,108)
                                              ---------    ---------
        Total Stockholders' Equity                    0       51,528
                                              ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $       0    $  66,472
                                              =========    =========


              See notes to unaudited condensed financial statements

                               FREEWILLPC.COM, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                Six months ended June 30, 2002 and 2001 and three
                            months ended June 30, 2002

                                       Three months      Six months        Six months
                                          ended             ended             ended
                                      June 30, 2002     June 30, 2002     June 30, 2001
                                       (Unaudited)       (Unaudited)       (Unaudited)
                                    ----------------  ----------------- ----------------
REVENUE:
    Sales                             $         0       $         0       $     4,242

COST OF SALES:                                  0               271             3,297
                                      -----------       -----------       -----------

GROSS PROFIT                                    0              (271)              945

OPERATING EXPENSE:
    Depreciation and amortization             556             1,389             1,667
    General and administrative              1,460            54,356             1,904
    Impairment Loss                         2,013             2,013                 0
                                      -----------       -----------       -----------
        Total Operating Expense             4,029            57,758             3,571

                                      -----------       -----------       -----------

NET LOSS                              ($    4,029)      ($   58,029)      ($    2,626)
                                      ===========       ===========       ===========


Weighted average shares outstanding     4,596,000         4,596,000         4,200,000
                                      ===========       ===========       ===========

Loss per share - basic and diluted    ($     0.00)      ($     0.01)      ($     0.00)
                                      ===========       ===========       ===========




              See notes to unaudited condensed financial statements

                              FREEWILLPC.COM, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
     For the period from June 13, 2000 (date of inception) to June 30, 2002

                                         Common  Stock
                                         -------------           Paid In     Accumulated
                                     Shares         Amount       Capital       Deficit      Total
                                 -----------------------------------------------------------------
Balance -  June 13, 2000
    (date of inception)                   0             0             0            0             0

Shares issued on
June 13, 2000 for:
           Cash                     500,000    $      500                               $      500
           Services               3,500,000         3,500                                    3,500

       June 15, 2000 for:
           Website development      200,000           200         9,800                     10,000

Paid in capital by shareholder                                      600                        600
Net Loss - December 31, 2000                                                  (9,012)       (9,012)
                                 -----------------------------------------------------------------
Balance
        December 31, 2000         4,200,000    $    4,200    $   10,400      ($9,012)   $    5,588

Sale of common stock                380,000           380        94,620                     95,000
Expenses of offering                                            (10,164)                   (10,164)

Paid in capital by shareholder                                    1,200                      1,200

Net Loss                                                                     (40,096)      (40,096)
                                 -----------------------------------------------------------------
Balance
        December 31, 2001         4,580,000    $    4,580    $   96,056     ($49,108)   $   51,528

Stock issued for services            20,000            20         5,980                      6,000

Paid in capital by shareholder                                      500                        500

Net Loss                                                                     (58,028)      (58,028)
                                 -----------------------------------------------------------------
Balance - June 30, 2002           4,600,000    $    4,600    $  102,536    ($107,136)   $        0





              See notes to unaudited condensed financial statements

                               FREEWILLPC.COM, INC.

                             STATEMENT OF CASH FLOWS
              For the period from June 13, 2000 (date of inception) and
                         Six months ended June 30, 2002

                                                                            Period from
                                                        Six months           Inception
                                                          ended           (June 13, 2000)
                                                      June 30, 2002      to June 30, 2001
                                                       (Unaudited)         (Unaudited)
                                                     ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            ($58,029)         ($11,638)
    Adjustments to reconcile net loss to net
        cash (used) provided by operating activities:
            Increase (decrease) in accounts payable      (14,943)            3,254
            Decrease in accounts receivable               13,093
            Items not requiring cash:
                  Stock issued for services                6,000             3,500
                 Amortization                              1,389             3,612
                 Paid in capital by shareholder              500             1,200
                 Impairment Loss                           3,333
                                                        --------          --------
NET CASH (USED) BY
      OPERATING ACTIVITIES:                             ($48,657)         ($    72)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advertising expenses                                   43,700                 0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Offering costs                                             0               500

                                                        --------          --------
    Total cash flows from financing activities                 0               500
                                                        --------          --------

NET INCREASE (DECREASE) IN CASH                         ($ 4,957)          $   428

CASH, BEGINNING OF PERIOD                                $ 4,957                 0
                                                        --------          --------

CASH, END OF PERIOD                                      $     0           $   428
                                                        ========          ========

              See notes to unaudited condensed financial statements

                              FREEWILLPC.COM, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

Note A - Presentation

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations for the six months ended June 30, 2002 and 2001, the statement of stockholders' equity and accumulated deficit for the period June 13, 2000 (date of inception) to June 30, 2002, and the statements of cash flows for the six months ended June 30, 2002 and 2001, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations and cash flows. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

Note B - Going Concern

The accompanying financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For reasons discussed below, realization of assets and satisfaction of liabilities is subject to uncertainty. Resolution of disputed liabilities of recently acquired companies could materially change accompanying financial statements when combined.

The ability of the company to continue as a going concern is contingent upon, among other things, the ability to

     1.   Fully implement the agreed upon purchase and acquisitions.
     2. Develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to develop and exploit its asset portfolio.
     3. Generate adequate sources of working capital and other liquidity as necessary to meet future obligations.

The Company's current plan is to concentrate on further acquisitions and mergers that will not involve substantial capital requirements or large overhead expenses for the Company.

The Company believes that the cash that it currently has available or will receive as part of recent mergers and acquisitions will be inadequate to supply the necessary working capital for the remainder of calendar 2002. Additional working capital will be necessary to meet the contemplated cash needs.

In the event that the Company completes its acquisition of and merger with currently planned additional companies, the newly existing Company will require additional working capital to meet these potential cash needs.

CHANGE IN CONTROL OF REGISTRANT

On June 14, 2002, in connection with the closing of the acquisition of American Leisure

Holdings, Inc., a Nevada corporation ("ALH") by FreewillPC.com, Inc.
(the "Registrant"), as more fully described in Item 2 below, Malcolm J. Wright and his family acquired the beneficial ownership of 360,000 shares of Series A Preferred Stock and 1,970,813 shares of Common Stock of the Registrant as consideration for their beneficial ownership interests in ALH. Roger Maddock acquired the beneficial ownership of 505,000 shares of Series A Preferred Stock and 2,287,616 shares of Common Stock of the Registrant as consideration for his beneficial ownership interests in ALH. Mr. Wright and his family and Mr. Maddock control a majority of the voting power of the Registrant.

Also, in connection with the Registrant's acquisition of ALH, Vyrtex Limited a UK company, which had acquired 3,830,000 shares of Common Stock of the Registrant, surrendered 3,791,700 shares of Common Stock, as required under the terms of the acquisition of ALH.

The Registrant's Series A Preferred Stock has the following rights, privileges and preferences:

     o The Series A Preferred Stock has a liquidation value of $10.00 per share;

     o The holders of Series A Preferred Stock are entitled to cumulative dividends at the rate of $1.20 per share per year;

     o The liquidation rights of the holders of Series A Preferred Stock are senior to the holders of Common Stock;

     o Each share of Series A Preferred Stock is convertible, at the option of the holder, into ten shares of Common Stock. The conversion rate is adjusted for stock splits and dividends, and similar events, or if the market price of the Common Stock is below $1.00, subject to certain limitations.

     o The holders of Series A Preferred Stock have voting rights with the holders of Common Stock as a single class based on the conversion rate. Currently, each share of Series A Preferred Stock is entitled to ten votes.

     o The Registrant may redeem all of the Series A Preferred stock outstanding, if any, in June 2007, equal to the liquidation value plus any accrued and unpaid dividends.

ACQUISITION OR DISPOSITION OF ASSETS

On June 14, 2002, the Registrant completed the acquisition of ALH. The acquisition was completed by the purchase of 99% of the outstanding capital stock of ALH. As consideration, the Registrant issued 880,000 shares of Series A Preferred Stock and 4,819,665 shares of the Registrant's Common Stock. The Registrant anticipates acquiring the remaining outstanding capital stock of ALH for 197,000 shares of Common Stock. ALH is a holding company which has the following subsidiary companies:

     o American Professional Management Group, Inc., a Florida corporation, which is the owner of a motel near Orlando, Florida.

     o Sunstone Golf Resort, Inc., a Florida corporation, which owns 163 acres of land, with planning permission to develop a 799 vacation home destination resort, near Orlando Florida.

     o Leisureshare International PLC, a UK corporation, which is the holding company of Leisureshare International Espanol S. A. a Spanish leisure development company, Orlando Holidays, Inc., a licensed seller of travel, Welcome to Orlando, Inc., an Orlando meet and greet company and American Travel and Marketing Group, Inc. a company specializing in the formation of Travel Clubs and the sale of travel related services to those clubs based in Miami Florida.

     o American Leisure, Inc., a Florida corporation, a holding company which business includes two wholly-owned subsidiaries as follows:

          o    I-Drive Limo's, Inc., which owns and operates limousines; and

          o American Leisure Homes, Inc., which, through a joint venture, is in the business of offering vacation ownership properties for sale in Orlando, Florida.

OTHER EVENTS

On June 26, 2002, the Registrant's Board of Directors was increased to six members. The current Board of Directors consists of James Leaderer, The Rt. Hon. Edward Seaga, Williston Clover, William Chiles, Malcolm J. Wright and Gillian M Wright. Mr. Chiles was appointed as the Chairman of the Board.

Note C - Merger

The mergers and acquisitions will all be accounted for as "purchase" transactions in accordance with generally accepted accounting principles. After the mergers and acquisitions are complete, the results of operations of all the entities above will be included in the consolidated financial statements of American Leisure Holdings, Inc. The purchase price will be allocated based on the fair value of the assets acquired and the liabilities assumed by the combined company.

The fair value assigned to any intangible assets acquired will be based on a valuation prepared by an independent third party appraisal company.

Note D - Combined Pro Forma Disclosure

As noted above, the merger of FreeWillPC.com and American Leisure Holdings, Inc. occurred June 14, 2002, less than one month before the quarter ended June 30, 2002.

Audited financial statements for American Leisure Holdings, Inc. and subsidiaries for the year ended December 31, 2001 and unaudited information for the six months and quarter ended June 30, 2002 will be provided with the Form 8K which is due on August 28, 2002.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report, which are not statements of historical fact, are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 2.

General

         We have been designed and structured to own, control and direct a series of companies in the travel and tourism industries so that we can achieve significant vertical and horizontal integration in the sourcing of, and the delivery of, corporate and vacation travel services. Our mission is to:

          o    own and operate vacation hotel/resort properties,
          o build large travel club membership bases through various travel club programs,
          o build a large membership base in our vacation and travel clubs, and
          o promote our resort assets and sell travel services and vacation ownership to those club members and other corporate and vacation travelers.

Acquisitions

         In June 2002, we acquired control of several travel related companies, described below:

     American Leisure, Inc. ("ALI")

         ALI will be the holding company for all of our Leisure Travel divisions. It will also package holidays and vacations and sell these within the trade and through its own tour operations.

    Sunstone Golf Resort, Inc.  ("SGR")

         SGR is currently in the planning stage as a 799 unit vacation destination resort in Orlando, Florida proposed for the commencement of development in the spring of 2003. We intend to provide development and financing support for the development of the resort.

     American Travel & Marketing Group, Inc. ("ATMG")

         We believe that ATMG will generate significant travel business through the creation of clubs comprised of affinity based travelers. ATMG has developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member databases.

         Once the infrastructure has been finalized to communicate and sell to its affinity-based club databases, we anticipate that ATMG will derive substantial revenue from annual membership fees and commissions earned on the sale of travel services.

     Leisureshare International, PLC ("LIP")

         LIP, and its subsidiary, Leisureshare International, Inc., a vacation marketing company, will be dedicated to sales of vacation properties and vacation club memberships.

         In July 2002, we entered into a contract to acquire a controlling interest of HTS Holdings, Inc., the parent to, among other companies, Hickory Travel Services, In, which will focus on the fulfillment of all of our companies' travel needs. We anticipate completing the acquisition in the Fall of 2002.

 Strategy

         Our business model is based on four basic premises:

          o Club Creation and Administration. We intend to promote and service both travel clubs and vacation clubs to derive membership dues revenue, travel commissions revenue and prospects for conversion of travel club members to vacation club members. To enhance membership benefits, we intend to affiliate with vacation exchange programs and provide finance to members.

          o Resort Real Estate. In addition to our current vacation resort assets, we intend to purchase additional vacation resort assets, particularly in the Caribbean and Florida resort areas where the demand for vacation property is strong the majority of the year. Such resorts assets will likely include the following:

               o properties suitable for convergent use for vacation club, such as suites, one bedroom and two bedroom units;
               o properties with contiguous vacant land suitable for further expansion;
               o properties that have consistently sustained at least break-even occupancy;
               o for developable land, acreage suitable for hotel, vacation resort and/or vacation club development in prime locations with room for a substantial amenity packages; and
               o locations that have appeal throughout the year rather than limited "seasonal" attraction.

          o Vacation Ownership. We intend to market vacation assets and vacation club memberships to the general public. The membership bases of our vacation and travel clubs and guests staying at our resort assets will likely provide an ongoing source of prospects for our vacation assets and vacation club membership sales. Revenues from the sale of vacation assets and vacation club memberships is expected to be a substantial component in our ability to capitalize the front end of developments and the equity requirement for resort acquisitions.

          o Travel Services. We intend to capitalize on the travel requirements of servicing the travel clubs and vacation clubs to garner significant group purchasing, branding and third party branding power. By actively focusing on the demand side coupled with having the structure to fulfill the travel requirements both at our resort assets and at other venues, we will seek to obtain seamless vertical and horizontal integration of services such that the traveler's entire range of needs can be fulfilled or provided by us.

Cash Flow Requirements

         We will require substantial capital to adequately finance our proposed acquisitions, meet our obligations under our business model, and provide for our working capital. We anticipate that we will require approximately $22.5 million over the next twelve months to fully implement our business model. We anticipate that we will use such funds as follows:

         Program Development and Implementation Costs          $16,500,000
         Payoff Debt                                           $ 3,000,000
         Acquisition Costs                                     $ 1,000,000
         Working Capital                                       $ 2,000,000

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In June, 2001, Rock Investment Trust, P.L.C., a British limited liability company, and RIT, L.C., a related Florida limited liability company, filed suit against Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc., seeking either the return of an alleged $500,000 investment or ownership interest in one or more of the defendant entities equivalent to the alleged investment amount. Defendants have denied all claims and Mr. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc. have counterclaimed against Rock Investment Trust and its principal, Roger Smee, seeking damages in excess of $10 million, assuming success on all aspects of the litigation. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remains to be done, based on the status of the record developed thus far, counsel believes that Rock Investment Trust's and RIT's claims are without merit and that the counterclaim will be successful. The amount of damages which may be recovered on the counterclaim is subject to a variety of factors and considerations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuance of Senior Securities

         On June 14, 2002, in connection with the closing of the acquisition of American Leisure Corporation (formerly American Leisure Holdings, Inc.) ("ALC"), we authorized the issuance of up to 1,000,000 shares of Series A Preferred Stock, of which 880,000 were issued to certain debt holders of ALC. Our Series A Preferred Stock has the following rights, privileges and preferences:

          o The Series A Preferred Stock has a liquidation value of $10.00 per share, which is senior to the liquidation rights of our common shareholders;
          o The holders of Series A Preferred Stock are entitled to cumulative dividends at the rate of $1.20 per share per year, which such dividends must be paid before any dividends may be paid to our common shareholders;
          o Each share of Series A Preferred Stock is convertible, at the option of the holder, into ten shares of Common Stock. The conversion rate is adjusted for stock splits and dividends, and similar events, or if the market price of the Common Stock is below $1.00, subject to certain limitations.
          o The holders of Series A Preferred Stock have voting rights with our common shareholders as a single class based on the conversion rate. Currently, each share of Series A Preferred Stock is entitled to ten votes.
          o We may redeem all of the Series A Preferred stock outstanding, if any, in June 2007, equal to the liquidation value plus any accrued and unpaid dividends.

Sales of Our Equity Securities Not Registered Under the Securities Act of 1933

         On May 15, 2002, our Board of Directors authorized the issuance of 20,000 shares of our common stock to Tripoint Capital in connection with its compensation for advisory services provided to us. These securities were sold under the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated under the Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Tripoint Capital represented in writing that it acquired the securities for its own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

         On May 20, 2002, our Board of Directors authorized the issuance of up to 3,000,000 shares of our common stock pursuant to a private placement at the purchase price of $1.50 per share. We sold 36,009 shares in such private placement. These securities were sold under the exemptions from registration provided by Regulation S promulgated under the Securities Act (the "Act"). Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Each investor represented in writing that he or she acquired the securities for his or her own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

         On May 20, 2002, our Board of Directors authorized the issuance of 5,000 shares of our common stock to James Leaderer in connection with his compensation for serving as our president and chief executive officer. These securities were sold under the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated under the Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Mr. Leaderer represented in writing that he acquired the securities for his own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

         On June 14, 2002, we completed the acquisition of American Leisure Corporation (formerly American Leisure Holdings, Inc.) ("ALC"). The acquisition was completed by the purchase of 99% of the outstanding capital stock of ALC. As consideration, we issued 880,000 shares of our Series A Preferred Stock and 4,819,665 shares of our common stock. These securities were sold under the exemptions from registration provided by Section 4(2) of the Act and Regulation D and Regulation S promulgated under the Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Each purchaser represented in writing that he or she acquired the securities for his or her own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 11, 2002, a shareholder owning a majority of our outstanding common stock, acting by written consent, appointed James Leaderer to serve as our sole director.

         On May 11, 2002, our sole director authorized the adoption of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and recommended that holders of record of our common stock as of May 13, 2002, approve, by written consent, such adoption. On May 13, 2002, a shareholder owning a majority of our outstanding common stock, acting by written consent, approved the adoption of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, copies of which are annexed to this Form 10-QSB as exhibits.

         On June 8, 2002, our sole director authorized the adoption of the amendment to our Amended and Restated Articles of Incorporation and recommended that holders of record of our common stock as of June 9, 2002, approve, by written consent, such adoption. On June 9, 2002, shareholders owning a majority of our outstanding voting stock, acting by written consent, approved the adoption of the amendment to our Amended and Restated Articles of Incorporation, a copy of which is annexed to this Form 10-QSB as an exhibit.

ITEM 5.  OTHER INFORMATION

Form 8-K; Item 4; Changes in Registrant's Certifying Accountants

         On August 12, 2002, we appointed the accounting firm of Marc Lumer & Company of San Francisco, California, as the principal independent accountants for the quarters ended June 30, 2002 and September 30, 2002 and for the fiscal year ended December 31, 2002 to replace J.S. Osborn, P.C. who was dismissed as the principal independent accountants effective with such appointment. The decision to change the principal independent accountants has not yet been approved by our Board of Directors.

         During the two most recent fiscal years and interim period subsequent through the quarter ended March 31, 2002, there have been no disagreements with J.S. Osborn, P.C., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any other reportable events.

         J.S. Osborn, P.C.'s report on the financial statements for each of the past two years contained a qualification about our ability to continue as a going concern. Except for the foregoing going concern qualification, J.S. Osborn, P.C.'s report on the financial statements for each of the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         We have provided J.S. Osborn, P.C. with a copy of this disclosure, and requested that J.S. Osborn, P.C. furnish a letter to the Commission stating whether it agrees with the above statements. (A copy of that letter is filed as Exhibit 16 to this Form 10-QSB).

Form 8-K; Item 9; Regulation FD Disclosure

         In accordance with 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer executed the following written statements which statements accompanied the filing with the Securities and Exchange Commission of this Quarterly Report on Form 10-QSB:

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, L. William Chiles, Chief Executive Officer of American Leisure Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

          o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          o the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, Malcolm J. Wright, Chief Financial Officer of American Leisure Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

          o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the
                                       15
               requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          o the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         3.1 Amended and Restated Articles of Incorporation of FreewillPC.com, Inc. dated July 24, 2002*
         3.2  Certificate of Amendment to Amended and Restated Articles of
              Incorporation of FreewillPC.com, Inc. dated July 24, 2002*
         3.3  Certificate of Designations of Series and Determination of Rights
              and Preferences of Series A Preferred Stock of FreewillPC.com,
              Inc.*
         3.4 Amended and Restated Bylaws of FreewillPC.com, Inc. adopted May 13, 2002*
         4.1  Form of Common Stock Certificate*
         4.2  Form of Series A Preferred Stock Certificate*
         10.1 Stock Purchase Agreement by and among FreewillPC.com, Inc., et al, dated June 14, 2002 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2002)
         10.2 Stock Option Agreement by and among American Leisure Holdings, Inc. and L. William Chiles dated July 15, 2002*
         16.1 Letter to J.S. Osborn, P.C. re: change of certifying accountants*
         21.1 List of Subsidiaries*

         * annexed hereto

(b)      Reports on Form 8-K.

         On May 24, 2002, we filed a Current Report on Form 8-K disclosing the change in control of our common stock.

         On June 28,2002, we filed a Current Report on Form 8-K disclosing the change in control of our common stock, the acquisition of American Leisure Corporation, formerly known as American Leisure Holdings, Inc., and the appointment of five additional members of our Board of Directors.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN LEISURE HOLDINGS, INC.


Dated: August 19, 2002                         By:  /s/ L. William Chiles
                                                   ----------------------
                                               L. William Chiles
                                               Chief Executive Officer

Dated: August 19, 2002                         By:  /s/ Malcolm J. Wright
                                                   ----------------------
                                               Malcolm J. Wright
                                               Chief Financial Officer