Form 10QSB
period 2002-09-30
AMERICAN LEISURE HOLDINGS INC
filed 2002-11-26
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 333-48312

                         AMERICAN LEISURE HOLDINGS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              FREEWILLPC.COM, INC.
                            -------------------------
                           (Former name of registrant)

 Nevada                                                        75-2877111
 --------                                                      ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Park 80 Plaza East
Saddlebrook, New Jersey                                          07663
-----------------------                                         --------
(Address of principal executive offices)                       (Zip Code)

                                 (201) 226-2060
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As  of  November  14,  2002,   there  were  6,685,974   shares  of  the
Registrant's common stock, par value $0.001 issued and outstanding.

                         AMERICAN LEISURE HOLDINGS, INC.
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS



             Special Note Regarding Forward Looking Information ..............2

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements ............................................3
Item 2.      Management's Discussion and Analysis of Financial condition and Results of Operations........................................8
Item 3.      Controls and Procedures..........................................12

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings................................................13
Item 2.      Changes in Securities and Use of Proceeds........................13
Item 3.      Defaults Upon Senior Securities..................................17
Item 4.      Submission of Matters to a Vote of Security Holders..............17
Item 5.      Other Information................................................18
Item 6.      Exhibits and Reports on Form 8-K.................................18


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2002
 and December 31, 2001....................................................... 4
Condensed Consolidated Statements of Operations
 for the nine months and three months ended September 30, 2002 and September 30, 2001 ..................................................... 5
Statement of Cash Flows
 for the nine months and three months ended September 30, 2002 and September 30, 2001 ..................................................... 6
Notes to Interim Condensed Financial Statements.............................. 7




                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                         (Formerly Freewillpc.com, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                                                             September 30,   December 31,
                                                                 2002           2001
                                                             ------------    ------------
                                                              (Unaudited)     (Audited)


                                     ASSETS

Current Assets
  Cash and cash equivalent                                   $     58,430    $      4,957
  Receivables, net                                                151,854          13,093
  Prepaid expenses                                                   --            43,700
  Deferred offering costs                                         136,513            --
                                                             ------------    ------------

  Total Current Assets                                            346,797          61,750
                                                             ------------    ------------

Fixed Assets, net                                              12,234,454           4,722
                                                             ------------    ------------
Other Assets
  Time share holdings                                              20,000            --
  Investments in non-subsidiaries                                 635,886            --
  Art, antiques and collectibles                                  500,000            --
                                                             ------------    ------------

  Total Other Assets                                            1,155,886            --
                                                             ------------    ------------

Total Assets                                                 $ 13,737,137    $     66,472
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                   $    288,292    $     11,825
  Related party and shareholder loans                           1,634,171           3,119
  Notes and other loans payable                                 5,752,783            --
                                                             ------------    ------------

  Total Current Liabilities                                     7,675,246          14,944
                                                             ------------    ------------


Stockholders' Equity
  Preferred stock, $.001 par value
    10,000,000 authorized, 880,000 series "A"
    shares issued and outstanding                                     880            --
  Preferred stock, $.001 par value
    1,000,000 authorized, 2,500 series "B"
    shares issued and outstanding                                       3            --
  Common stock, $.001 par value, 100,000,000
    authorized, 6,685,974 issued and outstanding                    6,686           4,580
  Additional paid-in capital                                    6,256,172          96,056
  Deficit accumulated during the
    development stage                                            (201,850)        (49,108)
                                                             ------------    ------------

  Total Stockholders' Equity                                    6,061,891          51,528
                                                             ------------    ------------

Total Assets                                                 $ 13,737,137    $     66,472
                                                             ============    ============



                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                         (Formerly Freewillpc.com, Inc.)
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended
                           September 30, 2002 and 2001
               and Inception(June 13, 2000) to September 30, 2002







                                                                  Nine Months   Nine Months    Inception
                                                                    Ended         Ended         Through
                                                                 September 30, September 30,  September 30,
                                                                      2002          2001           2002
                                                                 ------------- -------------  -------------
                                                                  (UNAUDITED)   (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $(152,742)   $  (3,135)   $(201,850)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                             4,015        2,499        9,293
             Common stock issued for services                          6,000         --          9,500
             Contributed capital                                         500        1,800
             Impairment loss and write-off of fixed assets             5,689                     5,689
          Changes in assets and liabilities:
             (Increase) in prepaid expenses                           43,700         --           --
             (Increase) in accounts receivable                        45,093       (6,217)    (151,854)
             (Increase) in deferred offering costs                      --           --           --
             Increase in accounts payable                             88,244        6,095      288,292
             Increase in accrued interest                               --           --           --
             Increase (decrease) in advances from shareholder         48,931          900       48,931
                                                                   ---------    ---------    ---------

             Net cash used in operating activities                    89,430          142        9,801
                                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) in investment in non-consolidated subsidiaries       (14,667)        --        (14,667)
     Acquisition of fixed assets                                    (435,044)        --       (435,044)
                                                                   ---------    ---------    ---------

             Net cash used in investing activities                  (449,711)        --       (449,711)
                                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in mortgages payable                                   413,754                   413,754
     Proceeds from issuance of common stock,  net                       --         45,500       84,586
     Contributed capital                                                --           --           --
                                                                   ---------    ---------    ---------

             Net cash provided by financing activities               413,754       45,500      498,340
                                                                   ---------    ---------    ---------

             Net Increase (decrease) in Cash                          53,473       45,642       58,430

CASH AT BEGINNING PERIOD                                               4,957        4,480         --
                                                                   ---------    ---------    ---------

CASH AT END OF PERIOD                                              $  58,430    $  50,122    $  58,430
                                                                   =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Stock issued in exchange for goods and services
          and marketable securities                                $ 250,000    $    --      $    --
                                                                   =========    =========    =========

     Cash paid for interest                                        $    --      $    --      $    --
                                                                   =========    =========    =========

     Cash paid for income taxes                                    $    --      $    --      $    --
                                                                   =========    =========    =========





                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                         (Formerly Freewillpc.com, Inc.)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Nine Months
              Ended September 30, 2002 and 2001, Three Months Ended
 September 30, 2002 and 2001 and Inception(June 13, 2000) to September 30, 2002



                                       Nine Months    Nine Months   Three Months  Three Months    Inception
                                          Ended          Ended          Ended         Ended        Through
                                      September 30,  September 30,  September 30,  September 30,  September 30,
                                          2002           2001          2002          2001          2002
                                      ------------------------------------------------------------------------
                                       (Unaudited)   (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)


REVENUES                              $      --      $    10,459    $      --      $     6,217    $    29,221

COST OF SALES                                 271          8,220           --            4,923         25,154
                                      ------------------------------------------------------------------------

  Gross profit                               (271)         2,239           --            1,294          4,067
                                      ------------------------------------------------------------------------
COSTS AND EXPENSES
  Depreciation and amortization             2,626          2,500          1,237            833          7,904
  General and administrative              113,476          2,874         59,120            971        161,644
  Impairment loss                           2,013           --             --             --            2,013
                                      ------------------------------------------------------------------------

Total costs and expenses                  118,115          5,374         60,357          1,804        171,561
                                      ------------------------------------------------------------------------

INCOME(LOSS) FROM OPERATIONS             (118,386)        (3,135)       (60,357)          (510)      (167,494)
                                      ------------------------------------------------------------------------
OTHER INCOME(EXPENSE)
  Interest expense                        (32,000)          --          (32,000)          --          (32,000)
  Write-off of fixed assets                (2,356)          --           (2,356)          --           (2,356)

                                      ------------------------------------------------------------------------
Total other income(expense)               (34,356)          --          (34,356)          --          (34,356)
                                      ------------------------------------------------------------------------

INCOME(LOSS) BEFORE INCOME TAXES         (152,742)        (3,135)       (94,713)          (510)      (201,850)

PROVISION FOR INCOME TAXES                                   --             --             --             --
                                      ------------------------------------------------------------------------

NET INCOME(LOSS)                      $  (152,742)   $    (3,135)   $   (94,713)   $      (510)   $  (201,850)
                                      ========================================================================

Weighted average shares outstanding                    4,215,451                     4,245,848
                                      ========================================================================

Loss per share-basic and diluted                     $      --      $      --
                                      ========================================================================



                         AMERICAN LEISURE HOLDINGS, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

Note A - Presentation
---------------------

The condensed balance sheet of the Company as of September 30, 2002, the related condensed statements of operations for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, and the statements of cash flows for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB and the Company's Form 8-K/A filed October 2, 2002.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report, which are not statements of historical fact, are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 2.

Introduction

         The character and holdings of the Company has changed substantially since the preceding fiscal year as set forth below. During the second quarter of the Companies current fiscal year it acquired certain companies to enter into the travel and tourism industry. The readers of the current unaudited statements are referred to the Company's last Form 10Q-SB as filed and any subsequent Form 8-K(s) for a more in-depth view of the Company's financial position, Results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the period from June 14, 2002 to September 30, 2002.

General

         The Company has been designed and structured to own, control and direct a series of companies in the travel and tourism industries so that it can achieve significant vertical and horizontal integration in the sourcing of, and the delivery of, corporate and vacation travel services. Our mission is to:

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

    Sunstone Golf Resort, Inc.  ("SGR")

         SGR is currently in the planning stage as a 799 unit vacation destination resort in Orlando, Florida proposed for the commencement of development in 2003. We intend to provide development and financing support for the development of the resort.

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

     Leisureshare International, Ltd  ("LIP")

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

LIQUIDITY

During the three months ended September 30, 2002, the Company's working Capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured or debts that remain currently payable or other debts incurred during the most recent fiscal quarter.

The Company has received additional capital through the expansion of vendor financing and loans from its directors during the most recent quarter.

Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and actively pursue its planned business activities.

OPERATIONS

The previous operations of the Company were ceased. On June 14, 2002 the Company acquired American Leisure Holdings, Inc. (hereafter Corporation) and its subsidiaries. Until the Company obtains the capital required to developed it properties and businesses and obtain the revenues needed from its operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.
Until the capital is obtained to enter into its planned operations discussed above, the Company will need additional capital other than that provided through its operations.


ITEM 3. CONTROLS AND PROCEDURES

Based on the  evaluation  by Mr.  Wright,  the chief  accounting  officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Wright concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

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

         On August 4, 2002, in connection with the acquisition of certain call center equipment and the acquisition of Hickory Travel Systems, Inc. we authorized the issuance of up to 1,000,000 shares of Series B Preferred Stock, of which 2,500 were issued to acquire the call center equipment. Our Series B Preferred Stock has the following rights, privileges and preferences:

          o The Series B Preferred Stock has a liquidation value of $100.00 per share;
          o    The  holders  of  Series  B  Preferred   Stock  are  entitled  to
               cumulative dividends at the rate of $12.00 per share per year;
          o    The liquidation rights of the holders of Series B Preferred Stock are senior to the holders of Common Stock but junior to the Series A Preferred Stock;

          o Each share of Series B Preferred Stock shall be convertible, at the option of the holder thereof, at one time, into such number of paid and nonassessable shares of Common Stock (the "Conversion Rate") calculated by dividing the Liquidation Value by the Market Price (as defined herein) but such Conversion Rate shall not be greater than twenty (20) (the "High Conversion Rate") and not less than twelve and one-half (12.5) (the Low Conversion rate"). Such initial High and Low Conversion Rates shall be subject to adjustment as provided. Each share of Series B Preferred Stock shall be automatically converted into such number of paid and nonassessable shares of Common Stock on the date six (6) months after the Company has listed its Common Stock for trading on the American Stock Exchange (the "Automatic Conversion Date") at the Conversion Rate determined on the Automatic Conversion Date.
          o The holders of Series B Preferred Stock have voting rights with the holders of Common Stock as a single class based on the conversion rate.
          o The Registrant may redeem all of the Series B Preferred stock outstanding, if any, in August 2007, equal to the liquidation value plus any accrued and unpaid dividends.


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

         On August 6, 2002 we completed the acquisition of various call enter equipment. As consideration, we issued 2,500 shares of our Series B Preferred Stock. These securities were sold under the exemptions from registration provided by Section 4(2) of the Act and Regulation D and Regulation S promulgated under the Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Each purchaser represented in writing that he or she acquired the securities for his or her own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.



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


ITEM 5.  OTHER INFORMATION

Form 8-K; Item 4; Changes in Registrant's Certifying Accountants

         On August 12, 2002, we appointed the accounting firm of Marc Lumer & Company of San Francisco, California, as the principal independent accountants for the quarters ended June 30, 2002 and September 30, 2002 and for the fiscal year ended December 31, 2002 to replace J.S. Osborn, P.C. who was dismissed as the principal independent accountants effective with such appointment. The decision to change the principal independent accountants was not approved by our Board of Directors. In November, we appointed Malone & Bailey, PLLC to be our principal auditors for the quarter ended September 30, 2002, to restate the June 30, 2002 financials and for the fiscal year ended December 31, 2002.

         During the two most recent fiscal years and interim period subsequent through the quarter ended March 31, 2002, there have been no disagreements with J.S. Osborn, P.C. or Marc Lumer & Company, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any other reportable events.

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

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, L. William Chiles, Chief Executive Officer of American Leisure Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

          o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          o    the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company for the periods presented therein.

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, Malcolm J. Wright, Chief Financial Officer of American Leisure Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

          o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          o    the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company for the periods presented therein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

            None

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN LEISURE HOLDINGS, INC.


Dated: November 25, 2002        By:  /s/ L. William Chiles
                                     ----------------------
                                     L. William Chiles
                                     Chief Executive Officer

Dated: November 25, 2002        By:  /s/ Malcolm J. Wright
                                     ----------------------
                                     Malcolm J. Wright
                                     Chief Financial Officer