Form 10KSB
period 2002-12-31
AMERICAN LEISURE HOLDINGS INC
filed 2003-05-23
CIK 1124197

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________to ________________.


                        COMMISSION FILE NUMBER 333-48312

             AMERICAN LEISURE HOLDINGS, INC. formerly FreewillPC.com (Exact name of registrant as specified in its charter)

                                Nevada 75-2877111
                (State or Other Jurisdiction of (I.R.S. Employer
             Incorporation or Organization) Identification Number.)

                               Park 80 Plaza East
                          Saddlebrook, New Jersey 07663
               (Address of principal executive offices) (ZIP code)

                                 (201) 226-2060
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                 YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant had $24,082 in gross revenues for the year ended December 31, 2002.

The aggregate market value of the Registrant's voting stock that was held by non-affiliates of the Registrant on May 21, 2003 was $1,327,796 based on the average bid and asked price of the Registrant's common stock on such date as reported on the Over the Counter Bulletin Board.

As of May 21, 2003, there were 6,638,983 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:



TABLE OF CONTENTS


                                     PART I

Item 1. Description of Business..............................................  4

Item 2. Description of Property.............................................. 17

Item 3. Legal Proceedings.................................................... 18

Item 4. Submission of Matters to a Vote of Security Holders.................. 18

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters............. 18

Item 6. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 23

Item 7. Financial Statements and supplementary data.......................... 28

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 28

                          PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................ 29
Item 10. Executive Compensation.............................................. 29

Item 11. Security Ownership of Certain Beneficial Owners and
              Management..................................................... 29

Item 12. Certain Relationships and Related Transactions...................... 30

Item 13. Controls and Procedures............................................. 30

Item 14. Exhibits and Reports on Form 8-K.................................... 30

SIGNATURES................................................................... 31

Financial Statements ........................................................F-1

PART I
FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business;
the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;
the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our real estate related businesses; the accounting the effects of changes in current interest rates;
our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;
competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;
failure to reduce quickly our substantial technology costs and other overhead costs in response to a reduction in revenue, particularly in our computer reservations business;
our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster; our ability to integrate and operate successfully acquired and merged businesses;
our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;
competitive and pricing pressures in the travel industry, filing of bankruptcy by or the loss of business of any of our significant customers;
changes in laws and regulations, including changes in accounting standards, global distribution services rules, telemarketing and timeshare sales regulations, state and federal tax laws and privacy policy regulation.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. Readers are cautioned not to place undue reliance on these forward-looking statements.

You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1            DESCRIPTION OF BUSINESS

References in this report to "we" and "our" are to American Leisure Holdings, Inc. (herein after referred to as "AMLH" and its wholly-owned subsidiaries, American Leisure, Inc., American Professional Management Group, Inc., Sunstone Golf Resort, Inc., American Leisure Marketing & Technology, Inc., American Travel & Marketing Group, Inc., American Leisure Homes, Inc., Florida Golf Group, Inc., I-Drive Limos Inc., Orlando Holidays, Inc., Welcome to Orlando, Inc., Pool Homes Managers, Inc., Leisureshare International Ltd and Leisureshare International Espanola S.A. , which collectively may also be referred to herein as the "Company".

We were incorporated in Nevada on June 13, 2000. And operated the website http//:www.freewillpc.com. We were a web-based retailer of built-to-order personal computers and brand name related peripherals, software, accessories and networking products. We also offered computer consulting and design, which enabled us to sell more built to order systems. Our primary target customers were individual end users (IEU), home based business (HBB) owners, and small business owners (SBO). Through an interactive web site, customers had the ability to browse the products offered by Freewill PC and order. We offered a broad selection of approximately 15,000 products targeted for business/home use at competitive prices. When that business proved to be too competitive for our resources, on June 14, 2002, we entered into a Merger Agreement (Merger Agreement) with American Leisure Corporation (formerly know as American Leisure Holdings, Inc.) and its subsidiaries (American Leisure, Inc., American Professional Management Group, Inc., Sunstone Golf Resort, Inc. and Leisureshare International Ltd.). and as consideration, issued 4,819,665 shares of common stock and 880,000 shares of Series A Preferred Stock. Also, in connection with the Registrant's acquisition of American Leisure Corporation, Vyrtex Limited a UK company, which had acquired 3,830,000 shares of Common Stock of the Registrant, surrendered 3,791,700 shares of Common Stock, as required under the terms of the acquisition of American Leisure Corporation. Though FWC was the legal surviving entity, the merger was treated as an acquisition of Freewill and a recapitalization of American Leisure. American Leisure is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Freewill are not carried over and are adjusted to $0. On July 9, 2002, FWC changed its name to American Leisure Holdings, Inc.

The Company has been re-designed and structured to own, control and direct a series of companies in the travel and tourism industries so that it can achieve significant vertical and horizontal integration in the sourcing of, and the delivery of, corporate and vacation travel services. Our mission is to:

       own and operate vacation hotel/resort properties, build large travel club membership bases through various travel club programs,
       build a large membership base for our vacation and travel clubs, and promote our vacation resort assets and sell travel services and vacation ownership to those club members and other corporate and vacation travelers.

Principal Operating Companies:-

American Leisure, Inc. ("ALI")
------------------------------

ALI will package holidays and vacations and sell these within the trade and to the travel club membership bases.

Sunstone Golf Resort, Inc.  ("SGR")
-----------------------------------

SGR is currently in the final planning stage as a 976-unit vacation destination resort in Orlando, Florida. Development is scheduled to commence in autumn of 2003 with the first vacation investment properties estimated to be delivered in the summer of 2004. It is expected that the horizontal construction finance and resort amenities will be funded via a Community Development District Bond placement. AMLH intends to provide development, guarantees and financing support for the development of the resort so that it will become one of many fine vacation destinations to be owned by AMLH.

American Travel & Marketing Group, Inc. ("ATMG")
------------------------------------------------

We believe that ATMG will generate significant travel business through the creation of clubs comprised of affinity-based travelers. ATMG has developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. AMTG is poised to secure a significant market share of the affinity-travel marketing segment. As the proprietor and manager of clubs it creates, ATMG anticipates substantial revenue from annual membership fees and commissions earned on the sale of travel services once the infrastructure has been finalized to communicate and sell to its affinity-based club databases. The value added to ATMG programs by being a part of the AMLH family includes the sales opportunities to HTS Holdings, Inc. (HTS) corporate clients, the fulfillment capacity of the bulk buying power of HTS and the hotel/resort assets to be provided by AMLH through its resort division.

Once the infrastructure has been finalized in conjunction with American Leisure Marketing & Technology, Inc., to communicate and sell to its affinity-based club databases, we anticipate that ATMG will derive substantial revenue from annual membership fees and commissions earned from ALI on the sale of packaged travel services.

American Leisure Marketing & Technology, Inc. ("ALMT)
-----------------------------------------------------

ALMT has acquired the assets of a sophisticated, state of the art communications center. The communications center facilities are as up to date as can be imagined, with all technology linked to the Internet. This allows the Customer Service representative to respond to the individual consumer with accuracy, speed and knowledge, thus providing the consumer with relevant and immediate information that is current at all times. This technological capacity allows American Leisure Marketing & Technology, Inc. to market the products and services of HTS (HTS Holdings, Inc) ALI, AMLH, and American Travel & Marketing, as well as for third parties, in a cost effective, all encompassing way. This resource will be offered to the 3,000 HTS affiliated travel agencies, providing an unsurpassed service to the hundreds of major HTS corporate clients, in real time telephony and web based applications via the upgrade of the equipment to IP technology.

In July 2002, the Company entered into a option to acquire a controlling interest of HTS Holdings, Inc. (HTS), the parent to, among other companies, Hickory Travel Services, Inc. which will focus on the fulfillment of all of our companies' travel needs. We anticipate completing the acquisition in the Summer of 2003.

Strategy

Our business model is based on four basic premises:

Club Creation and Administration.
We intend to promote and service both travel clubs and vacation clubs to derive membership dues revenue, travel commissions revenue and prospects for conversion of travel club members to vacation club members. To enhance membership benefits, we intend to affiliate with vacation exchange programs and provide finance to its members.

Vacation Resort Real Estate.
In addition to our current vacation resort assets, we intend to purchase additional vacation resort assets, particularly in the Caribbean and Florida resort areas where the demand for vacation property is strong the majority of the year.

      Such resorts assets will likely include the following:

       Resort properties suitable for conversion, for use for vacation club ownership, such as suites, one bedroom and two bedroom units;
       Resort properties with contiguous vacant land suitable for further expansion;
       Resort properties that have consistently sustained at least break-even occupancy;
       For developable land- acreage suitable for hotel, vacation resort and/or vacation club development in prime locations with room for a substantial amenity packages; and
       Locations that have appeal throughout the year rather than limited "seasonal" attraction.

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

Additional information.

We have made various public announcements to date. In addition, we don't intend to spend funds in the field of research and development; no money has been spent or is contemplated to be spent on customer sponsored research activities relating to the development of new products, services or techniques; and we don't anticipate spending funds on improvement of existing products, services or techniques.

Competition

AMLH group of companies will compete with other wholesale and retail suppliers of travel packages and providers of travel and vacation clubs and leisure services. There are other companies in the industry that are much larger and have greater financial resources. The Company will compete for airline tickets through its expertise and marketing in the sectors that the airlines wish to promote and its ability to sell tickets in a lower profile manner. The Company will be viewed by its' vendors based on annual performance. The Company will also compete by bundling its products in attractively priced tour packages.

The outsourced management solutions provider industry is highly fragmented and competitive. Some competitors in this industry are providing integrated Internet services with their current service offerings. Our competitors range from small firms catering to specialized programs and/or short-term projects to large independent companies. We will also compete with the in-house operations of existing clients and potential clients. The principal competitive factors in this industry are quality of service, range of product offerings, flexibility and speed of implementing customized solutions to meet the clients' needs, capacity, industry specific experience, technological expertise and price.

Our state of the art call center technology and management experience in both the travel and telecommunications industries is intended to set us apart from our competition.

Proprietary Rights and Licenses

We will register or apply to register our trademarks when we believe registration to be important to our ongoing business operations. We have registered and own the Internet domain names which we are currently using in the operation of our business which are:-

            americanleisureholdings.com
            americanleisureinc.com
            americanleisureholdingsinc.com
            americanleisure.net
            americanlesiurehomes.com
            americantravelandmarketing.com
            americantravelclub.co.uk
            americantravelclub.net
            americantravelmarketing.com
            americanleisuremarketing.com
            americantravelmarketinggroup.com
            americanlesiuretravel.com
            americanleisuretravel.net
            americanlesiureresorts.com
            americanleisurevacations.com
            americanleisurecruises.com
            americanlesiurehotel.com
            americanleisureholidays.com
            affinitytravelclub.com
            affinity-travel.com
            affinitytravel.com
            clubtouristicola.com
            ladolcevitaclub.com
            enjoyyourtour.com
            almt.info
            almt.biz
            Sunstonegolfresort.com

We currently do not have any United States patents.

Although we believe that our intellectual property rights do no infringe upon the proprietary rights of third parties, there can be no assurances that third parties will not assert infringement claims against us.

Government Regulations

The Vacation Ownership and real estate industries are subject to extensive and complex regulation. The Company is or will be subject to compliance with various federal, state, and local environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and Vacation Ownership Interests and various aspects of its future financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. In addition to the laws applicable to the Company's customer financing and other operations discussed below, the Company is or may be subject to the Fair Housing Act and various other federal statutes and regulations. In addition, there can be no assurance that in the future, Vacation Ownership Interests will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on the Company. The Company believes that it is in compliance in all-material respects with applicable regulations. However, no assurance can be given that the cost of complying with applicable laws and regulations will not be significant or that the Company is in fact in compliance with all applicable laws. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on the Company.

Tele-service sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act, which was enacted in 1991, authorized and directed the Federal Communications Commission (the "FCC") to enact rules to regulate the telemarketing industry. In December of 1992, the FCC enacted rules, which place restrictions on the methods and timing of telemarketing sales calls. The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 (the "TCFAA") authorizes the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC issued its Telemarketing Sales Rule (the "Sales Rule"), which went into effect in January 1996. This Sales Rule applies to most direct tele-service telemarketing calls and certain operator tele-service telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales. The FTC has initiated administrative rule making proceedings to review and possibly remove the Sales Rule. We cannot predict whether any modifications will be made to the Sales Rule, and if so, what impact such revisions would have on our business, results of operations or financial condition.

In addition to federal legislation and regulation, there are numerous state statutes and regulations governing telemarketing activities. For example, states such as Alaska, Florida, Georgia and New York have passed binding "do not call" lists, for which consumers can sign-up and prevent unwanted solicitation. Many states such as Alabama, Michigan, New York and Texas have adopted day and time call limits more restrictive than those imposed by the FTC.

Other pending state legislation would prohibit telemarketers from blocking their identities on consumers' telephone caller identification equipment, prohibit telemarketing calls during the hours of 5 pm to 7 pm, and impose civil penalties for telemarketers that violate the "do not call" lists.

Increased use of predictive dialers has also led to public requests for government restriction. Predictive dialers can hang up on a recipient if the sales representative is not available and often result in a lag between the point when the recipient answers the call and the sales representative first makes verbal contact. In addition, the efficiency of the predictive dialer has led to an increase in the number of calls that sales representatives place to peoples' homes, increasing the desire for relief from some consumers.

Recently, the Kansas legislature passed a law requiring call center agents to first make verbal contact within five seconds of a recipient answering the call when a predictive dialer is used. If no one answers the call, the recipient's voice mail must receive a prerecorded message stating the caller's name and company, without any promotional content.

The industries we will serve may also be subject to varying degrees of government regulation. Generally, in these instances, we will rely on our clients and their advisors to develop and provide us with the scripts for each campaign. We will require our clients to indemnify us against claims and expenses arising with respect to the scripts provided by our clients.

We will comply with federal and state regulations by comparing all lists to "do not call" lists. We believe we are compliance in all material respects with all federal and state telemarketing regulations. There can be no assurances, however, that our practices and methods would not be subject to regulatory challenge.

In recent years, state regulators have increased legislation and enforcement regarding telemarketing operations including requiring the adherence to state "do not call" lists. In addition, the Federal Trade Commission has implemented national "do not call" legislation. The Company believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement will be mitigated in some instances by the use of "permission marketing" techniques, whereby prospective purchasers have directly or indirectly granted the Company permission to contact them in the future, and through marketing agreements with various clubs and membership databases. The Company has implemented procedures which it believes will help ensure that individuals who have formally requested to their state regulators that they be placed on a "do not call" list are not contacted through its in-house telemarketing operations, although there can be no assurances that such procedures are 100% effective in ensuring regulatory compliance. There can be no assurances that the Company will be able to efficiently or effectively market to prospective purchasers through its telemarketing operations in the future or that the Company will be able to develop alternative sources of prospective purchasers of its vacation ownership products at acceptable costs.

Employees

As of December 31, 2002, we had approximately nine full time employees including the President, and no leased service representatives. Our employee costs are categorized as payroll. We believe that our relations with our employees are good. None of our employees are represented by a labor union or collective bargaining agreement, and we have never experienced a work stoppage.

L. William Chiles (Chairman and CEO) is one of the travel industry's most successful and innovative executives, serving as President & CEO of Hickory Travel Systems since 1989. In addition, Bill is Chairman of both the First Travel Management and GlobalStar supervisory board of directors. He also sits on advisory boards for the Airline Reporting Corp. (ARC) and the American Society of Travel Agents (ASTA).

Malcolm J. Wright (President and COO) was formerly a partner at Kingston Smith, a prominent London-based accounting firm, from 1977-1988. He served as Chairman and Managing Dir. of Zurich Group, a London stock exchange company, from 1985-1989. For a number of years, Malcolm worked as the driving force behind the AMLH business model and bringing together the companies that were rolled up to create American Leisure Holdings, Inc.

Gillian M. Wright, Director of American Leisure Holding, Inc., has been involved in corporate travel and residential real estate development.

Risk Factors

The travel industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry tends to experience adverse financial results during general economic downturns. Economic and competitive conditions since deregulation of the airline industry in 1978 have contributed to a number of bankruptcies and liquidations among airlines. A worsening of current economic conditions, or an extended period of recession nationally or regionally could have a material adverse effect on operations. The Company does not have any control over general economic conditions.

Risks Relating to AMLH Common Stock

AMLH's  common  stock  price  could  and  has  fluctuated   significantly,   and
shareholders may be unable to resell their shares at a profit.

The trading prices for small capitalization companies often fluctuate significantly. Market prices and trading volume for stocks of these types of companies have been volatile. If revenue or earnings are less than expected for any quarter, the market price of AMLH's common stock could significantly decline, even if the decline in consolidated revenue or earnings is not reflective of any long-term problems with AMLH's business.

Active trading markets for AMLH's common stock may not develop.

While the listing of AMLH's common stock was a condition to the closing of the merger arrangement, an active and liquid trading market for AMLH's common stock may not develop or be sustained in the future. In addition, AMLH cannot predict the price at which AMLH's common stock will trade.

AMLH has and may issue preferred stock that may adversely affect the rights of holders of common stock.

AMLH's articles of incorporation authorize its board of directors to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the board of directors or the majority of the preferred stockholders. Accordingly, the board of directors may, without shareholder approval, issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in ownership and management of the company that shareholders might not consider to be in their best interests.

No dividends on AMLH's common stock have been declared.

Dividends will not be paid unless and until the board of directors declares them. Holders of AMLH's common stock have no authority to compel the board to declare dividends.

Because of the significant number of shares owned by directors, officers and principal shareholders, other shareholders may not be able to significantly influence the management of AMLH.

AMLH's directors, officers, and principal shareholders beneficially own a substantial portion of AMLH's outstanding common and preferred stock. As a result, these persons have a significant influence on the affairs and management of AMLH, as well as all matters requiring shareholder approval, including election and removal of members of the board of directors, transactions with directors, officers or affiliated entities, the sale or merger of AMLH, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in ownership and management of AMLH, even when a change would be in the best interest of other shareholders.

Risks Relating to the Travel Business

Adverse changes or interruptions in relationships with travel suppliers, distribution partners and other third party service providers could reduce revenue.

If AMLH companies are unable to maintain or expand their relationships with travel suppliers, including airline, hotel, cruise, tour and car rental suppliers, its ability to offer and expand travel service offerings or lower-priced travel inventory could be significantly reduced. Travel suppliers may not make their services and products available to AMLH group companies on satisfactory terms, or at all. They may choose to provide their products and services only to competitors of AMLH. In addition, these travel suppliers may not continue to sell services and products through global distribution systems on terms satisfactory to AMLH. Any discontinuance or deterioration in the services provided by third parties, such as global distribution systems providers, could prevent customers from accessing or purchasing particular travel services through AMLH.

The contracts of AMLH group companies with travel suppliers are generally renewed on an annual basis and, in some cases, can be canceled at will by the supplier. If these suppliers cancel or do not renew the contracts, AMLH would not have the range or volume of services it will require to meet demand and its future revenue would decline.

A decline in commission rates or the elimination of commissions by travel suppliers would also reduce revenues.

We expect that a substantial portion of AMLH's revenue will come from the commissions paid by travel suppliers, such as hotel chains, and cruise companies, for bookings made through its online travel services. Consistent with industry practices, these travel suppliers are not obligated to pay any specified commission rates for bookings made through it or to pay commissions at all. Over the last several years, travel suppliers have reduced commission rates substantially. Future reductions, if any, in commission rates that are not offset by lower operating costs from our Internet platforms could have a material adverse effect on the operations of AMLH.

Failure to maintain relationships with traditional travel agents could adversely affect AMLH's business.

HTS has historically received, and expects to continue in the foreseeable future to receive, a significant portion of their revenue through relationships with traditional travel agents. Maintenance of good relations with these travel agents depends in large part on continued offerings of travel services in demand, and good levels of service and availability. If HTS does not maintain good relations with its travel agents, these agents could terminate their memberships and use of its products.

Declines or disruptions in the travel industry could significantly reduce AMLH's revenue.

Potential declines or disruptions in the travel industry include:

     - price escalation in the airline industry or other travel-related industries;
     -    airline or other travel related strikes;
     -    political instability, war and hostilities;
     -    bad weather;
     -    fuel price escalation;
     -    increased occurrence of travel-related accidents; and
     -    economic downturns and recessions.

AMLH has only recently focused their businesses on the travel sector and their recent business experience in unrelated industries might not carry over into the business of being an Internet-based provider for travel services.

Other Risk Factors

The companies may not identify or complete acquisitions in a timely manner, on a cost-effective basis or at all. In the event of any future acquisitions, the companies could:

     - issue additional stock that would further dilute current shareholders' percentage ownership;
     -    incur debt;
     -    assume unknown or contingent liabilities; or
     - experience negative effects on reported operating resultsfrom acquisition-related charges and amortization of acquired technology, goodwill and other intangibles.

These transactions involve numerous risks that could harm operating results and cause the companies' stock prices to decline, including:

     -    potential loss of key employees of acquired organizations;
     - problems integrating the acquired business, including its information systems and personnel;
     -    unanticipated costs that may harm operating results;
     -    diversion of management's attention from business concerns;
     -    adverse effects on existing business relationships with customers; and
     - risks associated with entering an industry in which the companies have no or limited prior experience.

Any of these risks could harm the businesses and operating results.

     -    attract additional travel suppliers and consumers to its services;
     -    maintain and enhance its brand;
     - expand its service offerings; - operate, expand and develop its operations and systems efficiently;
     -    maintain adequate control of its expenses; - raise additional capital;
     - attract and retain qualified personnel; - respond to technological changes; and

Other Risks Relating to the Business of AMLH

AMLH may not be able to obtain additional capital on reasonable terms, or at all, to fund cash acquisitions, and this inability may prevent AMLH from taking advantage of opportunities, hurt its business and negatively impact its shareholders.

AMLH has historically made most of its acquisitions using all preferred shares or a combination of preferred and common shares. AMLH does not at this time have any commitments to make acquisitions for cash. Nevertheless, acquisitions may be undertaken that require cash capital to consummate. If adequate funds are not available on reasonable terms, or at all, AMLH may be unable to take advantage of future opportunities to make additional acquisitions for cash. AMLH believes that it currently has sufficient capital resources to satisfy on-going cash requirements for its operations, and material commitments, however if capital requirements vary from those currently planned, or start up losses are greater than expected, additional financing will be required. If additional funds are raised through the issuance of debt or equity securities, the percentage ownership of existing shareholders may be diluted, the securities issued may have rights and preferences senior to those of shareholders, and the terms of the securities may impose restrictions on operations.

If AMLH does not manage its growth effectively, the quality of its services may suffer.

AMLH plans to grow rapidly and will be subject to related risks, including capacity constraints and pressure on its management, internal systems and controls. The ability of AMLH to manage its growth effectively requires it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of AMLH to manage this growth would have a material adverse effect on its business, operations and prospects.

Because AMLH depends on key personnel, their loss could harm its business.

AMLH's key personnel are: Malcolm Wright and RD Blankenship. AMLH may not be able to retain the services of these key personnel. These key personnel would be difficult to replace. AMLH does not carry any insurance covering the loss of any of these key personnel.

Recent Developments - Summary

     o    Reverse  Merger on June 14, 2002 with  American  Leisure  Corporation,
          Inc.
     o    Acquisition of $250,000 of call center equipment in July 2002
     o    Acquisition of $2,850,000 of call center equipment in January 2003
     o Acquisition of Panther Access in February 2003 and cancellation of the acquisition agreement on May 22, 2003.
     o    Refinancing of Sunstone's land in March 2003 for $6,000,000.

Recent Significant Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, goodwill and certain other intangible assets will no longer be amortized, but will now be tested for impairment at least annually, and expensed only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement is permitted for certain companies with a fiscal year beginning after March 15, 2001. SFAS No. 143 addresses accounting for obligations associated with the retirement of tangible long-lived assets. We are currently evaluating these statements but do not expect that they will have a material impact on our financial position, results of operations, or cash flows.

Factors That May Affect Future Operating Results

We make statements in this Report on Form 10-KSB as well as in our press releases or verbal statements that may be made by our officers, directors or employees acting on behalf of our Company, that are not historical fact and constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements, which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief", "expects", "plans", or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear.

Limited Operating History ~ Continuing Operating Losses

We have a very limited history of operations. Since AMLH's inception, we have engaged primarily in the development of vacation/resort properties, building travel club membership bases, and recently, the designing, developing, building and implementing the technology in the primary business center, and assembly of our management team. We have incurred net operating losses since our inception. At December, 31 2002, we have an accumulated deficit of approximately $611,490. Such losses have resulted primarily from costs associated with general and administrative costs associated with our operations.

Uncertainty of Future Profitability

We have incurred losses since our inception and continue to require additional capital to fund operations and capacity and facilities upgrades. Our fixed commitments, including salaries and fees for current employees and consultants, equipment rental, and other contractual commitments, are substantial and will increase if additional agreements are entered into and additional personnel are retained. We do not expect to generate a positive internal cash flow for at least 6 months, due to expected increases in working capital needs and ongoing start up losses. We intend to generate the necessary capital to operate for the next twelve months by achieving break-even cash flow from operations and subsequent profitability, selling equity and/or debt securities and/or a sale-lease back transactions of our equipment. The Company believes that such a transaction, if completed, would generate a substantial portion of the funds required. Unless we are successful in our efforts to achieve break-even cash flow and subsequent profitability and raise capital through sales of securities and/or entering into a sale-lease back transaction, we believe we may not be able to continue operations for the next twelve months. We have put a plan into effect to achieve profitability late in the fiscal year 2003; however, there can be no assurances that the Company will be able to successfully achieve the plan.

Going Concern Considerations

Our financial statements appearing in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that we must generate capital and revenue resources to enable us to achieve profitable operations. We are planning on obtaining additional capital by achieving break-even cash flow from operations and selling equity and/or debt securities and/or a sale-lease back transaction on our equipment. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity and or debt capital and ultimately achieving profitable operations. However, no assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

Uncertain Ability to Meet Capital Needs

We need additional capital to fund our operations and we are seeking to obtain additional capital through equity and/or debt financing or a sale lease back transaction on our equipment. If additional funds are raised by issuing equity securities and/or debt convertible into equity, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms.

Reliance on a Few Major Clients

We will focus our marketing efforts on developing long-term relationships with companies in our targeted travel and vacation resort industry. As a result, we will derive a substantial portion of our revenues from relatively few clients. There can be no assurances that we will not continue to be dependent on a few significant clients, that we will be able to retain those clients, that the volumes of profit margins will not be reduced or that we would be able to replace such clients or programs with similar clients or programs that would generate a comparable profit margin. Consequently, the loss of one or more of those clients could have a material adverse effect on our business, results of operations or financial condition.

Economic Downturn

Our ability to enter into new multi-year contracts may be dependent upon the general economic environment in which our clients and their customers are operating. A weakening of the U.S. or global marketplace could cause longer sales cycles, delays in closing contracts for new business and slower growth under existing contracts. As a result of the terrorist attacks on the United States of America on September 11, 2001, the Company is unable to predict the impact of an economic downturn, if any, on the Company's financial condition or results of operations.

Our Contracts

Our  contracts do not ensure that we will  generate a minimum level of revenues, and the profitability of each client campaign may fluctuate, sometimes significantly, throughout the various stages of the campaign. Although we seek to enter into multi-year contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. Although some contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled campaign or for the revenues we may lose as a result of the early termination. We are usually not designated as our client's exclusive service provider; however, we believe that meeting our clients' expectations can have a more significant impact on revenues generated by us than the specific terms of our client campaign.

Cost and Price Increases

Only a few of our contracts allow us to increase our service fees if and to the extent certain cost or price indices increase; however, most of our significant contracts do not contain such provisions and some contracts require us to decrease our service fees if, among other things, we do not achieve certain performance objectives. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services.

Changing Technology

Our business is highly dependent on our computer and communications equipment and software capabilities. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to (i) expand our existing service offerings; (ii) achieve cost efficiencies in our existing contact centers; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions.

Key Personnel

Continued growth and profitability will depend upon our ability to maintain our leadership infrastructure by recruiting and retaining qualified, experienced executive personnel. On July 9, 2002 we appointed Mr. Wright as President and a

Director of the Company and Mr. Chiles as Chief Executive Officer and Chairman of the Board of Directors and a Director of the Company. Competition in our industry for executive-level personnel is fierce and there can be no assurance that we will be able to hire, motivate and retain highly effective executive employees, or that we can do so on economically feasible terms.

Labor Forces

Our success will be largely dependent on our ability to recruit, hire, train and retain qualified personnel. Our industry is very labor intensive and has experienced high personnel turnover. A significant increase in our personnel turnover rate could increase our recruiting and training costs and decrease operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale campaigns, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management campaigns. Because significant portions of our operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on our business, results of operations or financial condition.

Competitive Market

We believe that the market in which we operate is fragmented and highly competitive and that competition is likely to intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms and the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than us. Similarly, there can be no assurance that additional competitors with greater resources than us will not enter our market. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or result in significant price erosion, which could have a material adverse effect upon our business, results of operations or financial condition.

Business Acquisitions or Joint Ventures May Disrupt Our Business, Dilute Shareholder Value or Distract Management's Attention

As part of our business strategy, we may consider acquisition of, or investments in, businesses that offer services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:
(i) difficulty in assimilating the operations, products and personnel of the acquired business; (ii) potential disruption of our ongoing business; (iii) unanticipated costs associated with the acquisition; (iv) inability of management to manage the financial and strategic position of acquired or developed services and technologies; (v) the division of management's attention from our core business; (vi) inability to maintain uniform standards, controls, policies and procedures; and (vii) impairment of relationships with employees and customers which may occur as a result of integration of the acquired business.

Business Interruption

Our operations are dependent upon our ability to protect our contact center, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at our contact center, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. We maintain property and business interruption insurance; however, such insurance may not adequately compensate us for any losses we may incur.

Varying Quarterly Results

We have experienced and could continue to experience quarterly variations in operating results because of a variety of factors, many of which are outside our control. Such factors may include, but not be limited to, the timing of new contracts; reductions or other modifications in our clients' marketing and sales strategies; the timing of new product or service offerings; the expiration or termination of existing contracts or the reduction in existing programs; the timing of increased expenses incurred to obtain and support new business; changes in the revenue mix among our various service offerings; labor strikes and slowdowns; and the seasonal pattern of certain businesses serviced by us. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenues are below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected.

Penny Stock Regulations and Restrictions

The Securities and Exchange Commission (SEC or Commission) has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2002, the closing price of our common stock was less than $5.00 per share and therefore is a "penny stock" pursuant to the rules under the Securities Exchange Act of 1934, as amended. Such designation requires any broker or dealer selling such securities to disclose certain information concerning the transactions, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of brokers and dealers to sell our common stock and may adversely affect the ability of investors to sell their shares.

Possible Volatility of Stock Price

The price of our common stock has fluctuated substantially since it began trading on the Over-the-Counter Bulletin Board (OTCBB). The market price of the shares of common stock is likely to continue to be highly volatile. Factors such as a number of our issued and outstanding shares becoming subject to Rule 144 in June 2003, terms of any equity and/or debt financing, fluctuations in our operating results and market conditions could have a significant impact on the future price of our common stock and could have a depressive effect on the then market price of the common stock.

Given these uncertainties, investors should not place undue reliance on these forward-looking statements. Please see other sections of this report and our other periodic reports we have filed with the SEC for more information on these factors.

ITEM 2.           Description of Property

Our corporate headquarters are located in our Saddleback, NJ. We also lease a call center facility located in Tamarac, Florida, which is in the Fort Lauderdale area of South Florida.

Our Tamarac facility is approximately 17,000 square feet and houses our corporate headquarters and our contact center with 110 workstations dedicated to our outbound and inbound voice technologies as well as our on-line e-commerce solutions. This facility was constructed for and is planned to be our 24 x 7 contact center and began to operate on May 19, 2003. It can be expanded to 410 workstations. This facility is leased pursuant to a five-year operating lease commencing December 1, 2002 and terminating November 30, 2007. The annual obligation during the first year will be approximately $180,000 and is scheduled to increase 5% per annum over the term of the lease.

Our Saddlebrook facility is approximately 250 square feet. This facility is leased pursuant to a master lease from Hickory Travel Systems. Currently, the Company pays no rent on this facility.

Based on anticipated growth of our business, we may experience significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. We may be required to open or expand contact centers to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a contact center may result, at least in the short term, in idle capacity during peak periods until any new or expanded program is fully implemented.

ITEM 3            LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may from time to time become subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of its real estate. The Company believes that substantially all of the above are incidental to its business.

The Company became a defendant in an action that was filed in Orange County, Florida. In June, 2001, Rock Investment Trust, P.L.C., a British limited liability company, and RIT, L.C., a related Florida limited liability company, filed suit against Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc., seeking either the return of an alleged $500,000 investment or ownership interest in one or more of the defendant entities equivalent to the alleged investment amount. Defendants have denied all claims and Mr. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc. have counterclaimed against Rock Investment Trust and its principal, Roger Smee, seeking damages in excess of $10 million, assuming success on all aspects of the litigation. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remains to be done, based on the status of the record developed thus far, counsel believes that Rock Investment Trust's and RIT's claims are without merit and that the counterclaim will be successful. The amount of damages, which may be recovered, on the counterclaim is subject to a variety of factors and considerations.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for a vote to the security holders during 2002.


PART II.

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS


April 15, 2003, AMLH had 326 holders of record of common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices of AMLH Common Stock based on information published by the OTCBB.

                   AMLH Common Stock
                   -----------------

                                                High                Low
                                                ----                ----
                   Fiscal Year 2001
                   ----------------
                   First Quarter                no quotation
                   Second Quarter               no quotation
                   Third Quarter                no quotation
                   Fourth Quarter               no quotation

                   Fiscal Year 2002
                   ----------------
                   First Quarter               0.40                 0.40
                   Second Quarter              2.60                 1.75
                   Third Quarter               0.46                 0.42
                   Fourth Quarter              0.15                 0.11

On April 21, 2003, the closing trading price for AMLH's common stock as reported by the OTCBB was $0.20

During the fiscal year ended December 31, 2002, AMLH created 10,000,000 Preferred shares that could be split into different classes of shares. AMLH has created three new series of its preferred stock and issued shares of Series A & B in 2002 and Series C of these Series of shares in 2003. The following summary describes the rights and preferences of these Series of preferred stock, as compared to AMLH's common stock and to each other Series of preferred stock. For the full details of the rights and designations of each class of Preferred Stock the investor is advised to read the appropriate 8K or the attachments to this 10K which gives full disclosure.

Series A Preferred Stock.
-------------------------

AMLH has designated 1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share. As of December 31, 2002, 880,000 shares of Series A preferred stock were issued and outstanding.

Ranking. The Series A preferred stock ranks senior to the common stock as to dividends and liquidation preference.

Dividends. If declared by the board of directors of AMLH, dividends on each share of the Series A preferred stock will be paid annually at an annual rate of 12% of the liquidation preference per share. Dividends will be payable in preference and priority to any payment of any cash dividend on Common Stock or any other shares of capital stock of the Company junior in priority to the Series A Preferred Stock (such Common Stock and other inferior stock being collectively referred to as "Junior Stock"), Any unpaid dividends accrue and are cumulative.

Liquidation Preference. Upon liquidation, dissolution or winding up of AMLH, before payment of any amount due to any Junior Stock, each share of Series A preferred stock will be entitled to be paid out of assets available for distribution $10 per share plus all accrued unpaid dividends, calculated through the date of liquidation.

Voting Rights. Each holder of outstanding shares of Series A Preferred Stock shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible (as adjusted from time to time) at each meeting of stockholders of the Company (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law, or by the provisions of Subsection 3(b) of the certificate of designation of Series A, or by the provisions establishing any other series of Preferred Stock, holders of Series A Preferred Stock and of any other outstanding Series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Redemption. AMLH has the right to redeem all or part of the outstanding Series A preferred stock at any time after five years from the date of issue. The redemption price per share will be $10 per share plus all accrued unpaid dividends, calculated through the date of redemption.

Conversion. Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, into ten (10) fully paid and non-assessable shares of Common Stock (the "Conversion Rate"). Such initial Conversion Rate, and the rate at which shares of Series A Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment as provided below. In the event of a liquidation of the Company, the Conversion Rights shall terminate at the close of business on the first full day preceding the date fixed for the payment of any amounts distributable on liquidation to the holders of Series A Preferred Stock.

Adjustment for Common Stock Price Below $1.00. In the event that the average Market Price of the Common Stock for any thirty (30) consecutive Trading Days is below $1.00 and the Market Price of the Common Stock remains below $1.00 through the Trading Day immediately prior to the Conversion Date, then the Conversion Rate shall be the lower of (i) the Liquidation Value divided by the average Market Price of the Common Stock for the ten (10) consecutive Trading Days immediately prior to the Conversion Date, and (ii) the Conversion Price as determined under Section 4, excluding this Section 4(k) of the certificate of Designation of the Series A stock.

No fractional shares of Common Stock shall be issued upon conversion of the Series A Preferred Stock. In lieu of fractional shares, the Company shall pay cash equal to such fraction multiplied by the quotient of the Liquidation Value divided by the Conversion Rate.

Series B Preferred Stock
------------------------

AMLH has designated 100,000 shares of Series B preferred stock, par value $0.01 per share. As of December 31, 2002, 2,500 shares of Series B preferred stock were issued and outstanding.

Ranking. The Series B Preferred Stock ranks senior to the common stock as to dividends and liquidation preference but after and subject to the payment in full of all amounts required to be distributed to the holders of any other class or series of stock of the Company ranking on liquidation or dividend prior and in preference to the Series B Preferred Stock (collectively referred to as "Senior Preferred Stock"), but before any payment shall be made to the holders of Junior Stock by reason of their ownership thereof,

Dividends. Dividends on the Series B preferred stock, if declared by the board of directors of AMLH, will be paid annually at an annual rate of 12% of liquidation preference per share. Dividends will be payable in preference and priority to any payment of any cash dividend on Common Stock or any other shares of capital stock of the Company junior in priority to the Series B Preferred Stock (such Common Stock and other inferior stock being collectively referred to as "Junior Stock"), Any unpaid dividends accrue and are cumulative.

Liquidation Preference. Upon liquidation, dissolution or winding up of AMLH, and after payment of any amount due to any Series A or C Preferred Stock holder of AMLH, but before any Junior Stock holder, each share of Series B preferred stock will be entitled to be paid out of the assets available for distribution, $100 per share, plus all accrued unpaid dividends calculated through the date of liquidation.

Voting Rights. Each holder of outstanding shares of Series B Preferred Stock shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock held by such holder are convertible (as adjusted from time to time) at each meeting of stockholders of the Company (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law, or by the provisions of Subsection 3(b) of the certificate of designation of Series B, or by the provisions establishing any other series of Preferred Stock, Holders of Series B Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Redemption. AMLH has the right to redeem all or part of the outstanding Series B preferred stock at any time after five years from the date of issue. The Series B preferred stock will be redeemed at a price per share equal to $100 per share, plus all accrued unpaid dividends, calculated through the date of redemption.

Conversion. Each share of Series B Preferred Stock shall be convertible, at the option of the holder thereof, at one time, into such number of paid and non-assessable shares of Common Stock (the "Conversion Rate") calculated by dividing the Liquidation Value by the Market Price (as defined herein) but such Conversion Rate shall not be greater than twenty (20) (the "High Conversion Rate") and not less than twelve and one-half (12.5) (the Low Conversion rate"). The term "Market Price" shall mean, with respect to a share of Common Stock on any date, either: (1) if there shall not then be a public market for the Common Stock, the fair market value per share of Common Stock as determined by the Board of Directors in good faith exercising its fiduciary duties; or (2) if there shall then be a public market for the Common Stock, the average of the Daily Market Prices (as defined below) for the ten (10) consecutive Trading Days immediately prior to the Conversion Date.

No fractional shares of Common Stock shall be issued upon conversion of the Series B Preferred Stock. In lieu of fractional shares, the Company shall pay cash equal to such fraction multiplied by the quotient of the Liquidation Value divided by the Conversion Rate.

Mandatory Conversion. Each share of Series B Preferred Stock shall be automatically converted into such number of paid and non-assessable shares of Common Stock on the date six (6) months after the Company has listed its Common Stock for trading on the American Stock Exchange (the "Automatic Conversion Date") at the Conversion Rate determined on the Automatic Conversion Date.

Series C Preferred Stock
------------------------

AMLH has designated 28,000 shares of Series C convertible preferred stock, par value $0.01 per share. No shares of Series C convertible preferred stock were outstanding on December 31, 2002. 27,189 of these shares were issued on January 29, 2003.

Ranking. The Series C Preferred Stock ranks on parity with Series A Preferred Stock and senior to common stock and any other series of preferred stock except Series A as to dividends and liquidation preference.

Dividends. If declared by the board of directors of AMLH, dividends on each share of the Series C preferred stock will be paid annually at an annual rate of 4% of the liquidation preference per share. Dividends will be payable in preference and priority to any payment of any cash dividend on Common Stock or any other shares of capital stock of the Company junior in priority to the Series C Preferred Stock (such Common Stock and other inferior stock being collectively referred to as "Junior Stock"), Any unpaid dividends will accrue and are cumulative.

Liquidation Preference. Upon liquidation, dissolution or winding up of AMLH, and before payment of any amount due to any Junior Stock, each share of Series C preferred stock will be entitled to be paid out of assets available for distribution $100, plus all accrued unpaid dividends calculated through the date of liquidation.

Voting Rights. Each holder of outstanding shares of Series C Preferred Stock shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock held by such holder are convertible (as adjusted from time to time) at each meeting of stockholders of the Company (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law, or by the provisions of Subsection 3(b) of the certificate of designation of Series C, or by the provisions establishing any other series of Preferred Stock, holders of Series C Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Redemption. If, on or after the date five (5) years after the Original Issue Date, any shares of Series C Preferred Stock shall be then outstanding, the Company shall have the right to redeem (unless otherwise prevented by law) all (but not less than all) such outstanding shares at an amount per share equal to the Liquidation Value plus an amount equal to accrued but unpaid dividends, if any, to the date of redemption on such share.

Mandatory Redemption. If, on or after the date five (5) years after the Original Issue Date, any shares of Series C Preferred Stock shall be then outstanding, one or more holders of the then-outstanding shares of Series C Preferred Stock ("Electing Holders") shall have the right to require the Company to redeem all (but not less than all) such outstanding shares held by such holder; provided, however, that in the event that less than 4,770 shares of Series C Preferred Stock shall have been converted into Common Stock prior to the date that is five
(5) years from the Original Issue Date that such right to require the redemption of the Series C Preferred Stock shall arise on and after the date that is six
(6) years from the Original Issue Date.

Conversion. Each share of Series C Preferred Stock shall be convertible, at the option of the holder thereof, in amounts of not less than 1000 share increments, into such number of paid and non-assessable shares of Common Stock (the "Conversion Rate") calculated by dividing the Liquidation Value by the Market Price but such Conversion Rate shall not be greater than twenty (20) (the "High Conversion Rate") and not less than twelve and one-half (12.5) (the "Low Conversion Rate"). The term "Market Price" shall mean, with respect to a share of Common Stock on any date, either: (1) if there shall not then be a public market for the Common Stock, the fair market value per share of Common Stock as determined by the Board of Directors in good faith exercising its fiduciary duties; or (2) if there shall then be a public market for the Common Stock, the average of the Daily Market Prices (as defined below) for the ten (10) consecutive Trading Days immediately prior to the Conversion Date.

No fractional shares of Common Stock shall be issued upon conversion of the Series C Preferred Stock. In lieu of fractional shares, the Company shall pay cash equal to such fraction multiplied by the quotient of the Liquidation Value divided by the Conversion Rate.

Dividends

During the last two fiscal years, AMLH has not paid any dividends on its common stock. AMLH does not anticipate payment of any dividends on its common stock in the near future because AMLH intends to retain earnings to fund growth of its operations.

Issuance of Unregistered Securities

The following table and discussion contains details of the prior issuances of unregistered securities of AMLH the fiscal year ended December 31, 2002:

                      Number of        Number of Shares       Number of Shares
                      Shares of        of Series A            of Series B
Date of Issue       Common Stock        Preferred Stock       Preferred Stock
-------------       ------------       ----------------       -----------------

June 14,2002         4,819,665              880,000

August 9, 2002                                                   2,500

     a.   Market Information.

The stock traded in the $0.30 to $0.40 range up to May 9, 2002. From that date to December 31, 2002 it reached a high of $3.75 on May 17, 2002 and a low of $0.10 on December 17, 2002

     b.   Holders.

There are approximately 326 shareholders.

     c.   Dividends

Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

     d.   Warrants

Registrant has no warrants outstanding.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Certain Definitions,  Cautionary Statement Regarding Forward-Looking  Statements
--------------------------------------------------------------------------------
and Risk  Factors
-----------------

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and other financial information included elsewhere in this Annual Report. Unless otherwise indicated in this discussion (and throughout this Annual Report), references to "real estate" and to "inventories" collectively encompass the Company's inventories held for sale. Market and industry data used throughout this Annual Report were obtained from Company surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. The Company has not independently verified such market data. Similarly, Company surveys, while believed by the Company to be reliable, have not been verified by any independent sources. Accordingly, no assurance can be given that any such data will prove to be accurate.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act to do so. Certain statements herein and elsewhere in this report and the Company's other filings with the Securities and Exchange Commission constitute "forward-looking statements" within the meaning of Section

27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company may also make written or oral forward-looking statements in its annual report to stockholders, in press releases and in other written materials, and in oral statements made by its officers, directors and employees. Such statements may be identified by forward-looking words such as "may", "intend", "expect", "anticipate," "believe," "will," "should," "project," "estimate," "plan" or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for the Company's products, the Company's expected future sales, financial position, operating results and liquidity and capital resources and its business strategy, financial plan and expected capital requirements and trends in the Company's operations or results are forward-looking statements. Such forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond the Company's control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved. Factors that could adversely affect the Company's future results can also be considered general "risk factors" with respect to the Company's business, whether or not they relate to a forward-looking statement. The Company wishes to caution readers that the following important factors, among other risk factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the
Company:

a) Changes in national, international or regional economic conditions that can adversely affect the real estate market, which is cyclical in nature and highly sensitive to such changes, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates.

b) The imposition of additional compliance costs on the Company as the result of changes in or the interpretation of any environmental, zoning or other laws and regulations that govern the acquisition, subdivision and sale of real estate and various aspects of the Company's financing operation or the failure of the Company to comply with any law or regulation. Also the risks that changes in or the failure of the Company to comply with laws and regulations governing the marketing (including telemarketing) of the Company's inventories and services will adversely impact the Company's ability to make sales in any of its future markets at its estimated marketing costs.

c) Risks associated with a large investment in real estate inventory at any given time (including risks that real estate inventories will decline in value due to changing market and economic conditions and that the development, financing and carrying costs of inventories may exceed those anticipated).

d) Risks associated with an inability to locate suitable inventory for acquisition, or with a shortage of available inventory in the Company's anticipated markets.

e) Risks associated with delays in bringing the Company's inventories to market due to, among other things, changes in regulations governing the Company's operations, adverse weather conditions, natural disasters or changes in the availability of development financing on terms acceptable to the Company.

f) Changes in applicable usury laws or the availability of interest deductions or other provisions of federal or state tax law, which may limit the effective interest rates that the Company may charge on its future notes receivable.

g) A decreased willingness on the part of banks to extend direct customer vacation home financing, which could result in the Company receiving less cash in connection with the sales of vacation real estate and/or lower sales.

h) The fact that the Company requires external sources of liquidity to support its operations, acquire, carry, develop and sell real estate and satisfy its debt and other obligations, and the Company may not be able to locate external sources of liquidity on favorable terms or at all.

i) The inability of the Company to locate sources of capital on favorable terms for the pledge and/or sale of land and vacation ownership notes receivable, including the inability to consummate or fund securitization transactions or to consummate fundings under facilities.

j) Costs to develop inventory for sale and/or selling, general and administrative expenses materially exceed (i) those anticipated or (ii) levels necessary in order for the Company to achieve anticipated profit and operating margins or be profitable.

k) An increase or decrease in the number of resort properties subject to percentage-of-completion accounting, which requires deferral of profit recognition on such projects until development is substantially complete. Such increases or decreases could cause material fluctuations in future period-to-period results of operations.

l) The failure of the Company to satisfy the covenants contained in the indentures governing certain of its debt instruments, and/or other credit, loan agreements, which, among other things, place certain restrictions on the Company's ability to incur debt, incur liens, make investments, pay dividends or repurchase debt or equity.

m) The risk of the Company incurring an unfavorable judgment in any litigation, and the impact of any related monetary or equity damages.

n) The risk that the Company's sales and marketing techniques are not successful, and the risk that its Clubs are not accepted by consumers or imposes limitations on the Company's operations, or is adversely impacted by legal or other requirements.

o) The risk that any contemplated transactions currently under negotiation will not close or conditions to funding under existing or future facilities will not be satisfied.

p) Risks relating to any joint venture that the Company is a party to, including risks that a dispute may arise with a joint venture partner, that the Company's joint ventures will not be as successful as anticipated and that the Company will be required to make capital contributions to such ventures in amounts greater than anticipated.

q) Risks that any currently proposed or future changes in accounting principles will have an adverse impact on the Company.

r) Risks that a short-term or long-term decrease in the amount of vacation/corporate travel (whether as a result of economic, political or other factors), including, but not limited to, air travel, by American consumers will have an adverse impact on the Company's sales.

s) Risks that the acquisition of a business by the Company will result in unforeseen liabilities, decreases of net income and/or cash flows of the Company or otherwise prove to be less successful than anticipated.

The Company does not undertake and expressly disclaims any duty to update or revise forward-looking statements, even if the Company's situation may change in the future.

General

The Company's vacation real estate operations are or will be managed under two business segments. One will develop, market and sell Vacation Ownership Interests in the Company's resorts, primarily through the Vacation /Travel Clubs, and the other (currently Sunstone Golf Resort) will acquires tracts of real estate suitable for vacation resort properties, which will be subdivided, improved and sold, typically on a retail basis as vacation home sales.

The Company expects to experience seasonal fluctuations in its gross revenues and net earnings. This seasonality may cause significant fluctuations in the quarterly operating results of the Company. In addition, other material fluctuations in operating results may occur due to the timing of development and the Company's use of the percentage-of-completion method of accounting. Management expects that the Company will continue to invest in projects that will require substantial development (with significant capital requirements).

The Company believes that the terrorist attacks on September 11, 2001 in the United States, the recent hostilities in the Middle East and other world events that have decreased the amount of vacation and corporate air travel by Americans but have not materially changed the companies business plan. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events will not have a material adverse impact on the Company's future results of operations.

Costs associated with the acquisition and development of vacation resorts, including carrying costs such as interest and taxes, are capitalized as inventory and will be allocated to cost of real estate sold as the respective revenues are recognized.

Strategy

Our business model is based on four basic premises:

Club Creation and Administration.
We intend to promote and service both travel clubs and vacation clubs to derive membership dues revenue, travel commissions revenue and prospects for conversion of travel club members to vacation club members. To enhance membership benefits, we intend to affiliate with vacation exchange programs and provide finance to members.

Vacation Resort Real Estate.
In addition to our current vacation resort assets, we intend to purchase additional vacation resort assets, particularly in the Caribbean and Florida resort areas where the demand for vacation property is strong the majority of the year.

      Such resorts assets will likely include the following:

     o Resort properties suitable for conversion, for use for vacation club ownership, such as suites, one bedroom and two bedroom units;
     o Resort properties with contiguous vacant land suitable for further expansion;
     o Resort properties that have consistently sustained at least break-even occupancy;
     o For developable land- acreage suitable for hotel, vacation resort and/or vacation club development in prime locations with room for a substantial amenity packages; and
     o Locations that have appeal throughout the year rather than limited "seasonal" attraction.

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

Cash Flow Requirements
We will require substantial capital to adequately finance our proposed acquisitions, meet our obligations under our business model, and provide for our working capital. We anticipate that we will require approximately $9.5 million over the next twelve months to fully implement our business model. We anticipate that we will use such funds as follows:

         Program Development and Implementation Costs          $ 5,500,000
         Payoff Debt                                           $ 2,000,000
         Working Capital                                       $ 2,000,000

LIQUIDITY

During the three months ended March 31, 2003, the Company's working Capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured to its shareholders. The shareholders have agreed to roll over their loans until the company has stronger liquidity and take security for their loans.

The Company has received additional capital through the expansion of vendor financing and loans from its directors and shareholders during the most recent quarter.

Additionally, the Company refinanced its' Orlando property in March of 2003 and repaid loans that it had borrowed since February 2000 at high rates of interest. It obtained a $6,000,000 loan that the Company believes will enable it to further develop the property by finalizing its revised planning, engineering and permitting for an increase from 799 to 976 vacation properties.

The Company has obtained strong interest to fund up to $5,000,000 from a financial institution. The Company has certain operational requirements to receive a firm commitment from the institution over the next ninety days. The Company believes that with the recent opening of its call center in Tamarac, South Florida, that it will achieve the required operational parameters to transform the strong interest into a funding commitment.

Management has also made certain loan requests from several banking institutions that it believes will be funded. However, discussions are in the preliminary stages and have not yet been approved by any lending institution.

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

The Company recently opened up its' call center in Tamarac, South Florida, which it believes after ninety days will be a profitable operation and will provide the required cash flow to fund its own expansion and operations. However, due to the nature of the industry the Company is currently operating in, the management cannot predict that it will necessarily achieve the level of operations needed to provide the cash flow it requires to expand its operations.

Until the capital is obtained to enter into its planned operations discussed above, the Company will need additional capital.

ITEM 3.           CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Wright, the chief financial officer of the company, the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Wright concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

SUMMARY OF 2002

Our accomplishments in 2002 are detailed in Section 1 above.

American Leisure Holdings, Inc. will provide an annual report including audited statements without charge on request made by any shareholder to the Secretary of the Company, American Leisure Holdings, Inc. Park 80 Plaza East Saddlebrook, New Jersey, 07663.

Public may read and copy any materials filed by American Leisure Holdings, Inc. with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC- 0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.


ITEM 7            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountant is attached hereto.


ITEM 8            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURES

Malone & Bailey, PLLC. is the auditor for the Company and there have been no disagreements with our auditor on accounting or financial disclosure issues.

PART III.

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following persons serve as directors and officers of Registrant:

Malcolm J Wright, President, Secretary, Chief Financial Officer and Director. Served since July 2002 and expires at the next annual meeting. Malcolm was formerly a partner at Kingston Smith, a prominent London-based accounting firm, from 1977-1988. He served as Chairman and Managing Director. of Zurich Group, a London stock exchange company, from 1985-1989. For a number of years, Malcolm worked as the driving force behind the AMLH business model and bringing together the companies that were rolled up to create American Leisure Holdings, Inc.

L. William Chiles Chairman and Chief Executive Officer is one of the travel industry's most successful and innovative executives, serving as President & CEO of Hickory Travel Systems since 1989. In addition, Bill is Chairman of both the First Travel Management and GlobalStar supervisory board of directors. He also sits on advisory boards for the Airline Reporting Corp. (ARC) and the American Society of Travel Agents (ASTA).

Gillian M. Wright, Director of American Leisure Holding, Inc., has been involved in corporate travel and residential real estate development and has helped Malcolm J. Wright, her husband, to bring together the roll up companies.

James Leaderer. Director of American Leisure Holdings, Inc.

ITEM 10           EXECUTIVE COMPENSATION

The Company has accrued $250,000 compensation to Malcolm Wright in the calendar year 2002. The Company has no retirement or stock option or bonus plan. The Company accrued directors compensation to L William Chiles and Gillian M Wright of $9,000 each.

ITEM 11           SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.

Title of       Name and address                 Amount of shares    % of class
Securities     of owner                              owned
--------------------------------------------------------------------------------
Common         Malcolm J Wright                    845,733              12.96%
Preferred      2701 Spivey Lane                     55,000               6.25%
               Orlando, FL 32837
Common         Gillian Wright
               As above                            230,000               3.52%
Common         Wright Family                       895,080              13.72%
Preferred      Silver Birches, Boughton Hall Ave   305,000              34.65%
               Send, Woking, Surrey. UK
Common         Roger Maddock                     2,287,616              35.06%
Preferred      Roseville, St Aubins Village        505,000              57.38%
               St Brelade, Jersey, CI.
--------------------------------------------------------------------------------

Common         All Officers, Directors &         4,258,429              65.26%
Preferred    Beneficial Holders as a Group         865,000              98.29%

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had no transactions with related persons in 2002 except as described in the footnotes to the financial statements.

ITEM 13           CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act. (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV.

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

 (a) The following documents are filed as a part of this report:

         Included in Part II, Item 8 of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2002

         Statement of  Operations - Inception through  December 31, 2002

         Statement of Stockholders' Equity - Inception to December 31, 2002

         Statement of Cash Flows - Inception through  December 31, 2002

         Notes to the Financial Statements

         Code of Ethics

(b) The Company filed various reports on Form 8-K in 2002.

(c) The Company is filing exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN LEISURE HOLDINGS, INC.
                                  (Registrant)

Date: May 22, 2003                 By: /S/ MALCOLM J WRIGHT
                                   -------------------------------------------
                                   Malcolm J Wright,
                                   President and Chief Financial Officer

Date: May 22, 2003                 By: /S/ L. WILLIAM CHILES
                                   -------------------------------------------
                                   L. William Chiles, Chairman and Chief
                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February 2003.

    Signature                        Title
    ---------                        -----


/S/ L. WILLIAM CHILES         Chief Executive Officer
-------------------------

/S/ Malcolm J Wright          Chief Financial Officer
-------------------------

CERTIFICATIONS

 I, L. William Chiles, certify that:
1. I have reviewed this annual report on Form 10-K of American Leisure Holdings, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003
                                                  /s/  L. William Chiles
                                                  -----------------------
                                                       L. William Chiles
                                                       Chief Executive Officer



I, Malcolm J. Wright, certify that:
1. I have reviewed this annual report on Form 10-K of American Leisure Holdings, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003
                                                    /S/  Malcolm J. Wright
                                                    -------------------------
                                                         Malcolm J. Wright
                                                         Chief Financial Officer

EXHIBIT 1
---------

                         AMERICAN LEISURE HOLDINGS, INC.

                                 CODE OF ETHICS
       FOR ALL SENIOR EXECUTIVE AND FINANCIAL OFFICERS EMPLOYED WITHIN THE
                      AMERICAN LEISURE GROUP OF COMPANIES

I. Purpose of Code of Ethics
----------------------------
The purpose of this Code of Ethics is: to promote the honest and ethical conduct of our Senior Executive and Financial Officers (described below), including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by American Leisure Holdings, Inc (the "Company"); and to promote compliance with all applicable rules and regulations that apply to the Company and its officers.

II. Introduction
----------------
This Code of Ethics is applicable to the Company's chief executive officer, chief financial officer, chief operating officers, general counsel, chief administrative, chief accounting officer and comptroller (or any persons performing similar functions, together, the "Senior Executive and Financial Officers"). References in this Code of Ethics to the Company means the Company or any of its subsidiaries.

While we expect honest and ethical conduct in all aspects of our business from all of our employees, we expect the highest possible honest and ethical conduct from our Senior Executive and Financial Officers. As a Senior Executive or Financial Officer, you are an example for other employees and we expect you to foster a culture of transparency, integrity and honesty. Compliance with this Code is a condition to your employment and any violations of the Code may result in disciplinary action, up to and including termination of your employment. Waivers of this Code may be made only by the Board or a Board committee and will be disclosed in accordance with applicable law.

III. Conflicts of Interest
--------------------------
A conflict of interest occurs when your private interests interfere, or appear to interfere, in any way, with the interests of the Company as a whole. Conflicts of interest can also arise when you take action or you or a member of your family have interests that may make it difficult for you to perform your duties to the Company effectively.

Although we cannot list every conceivable conflict, following are some common examples that illustrate actual or apparent conflicts of interest that should be avoided:

Improper Personal Benefits from the Company
-------------------------------------------
Conflicts of interest arise when an officer or a member of his or her family receives improper personal benefits as a result of his or her position in the Company. You may not accept any benefits from the Company that have not been duly authorized and approved pursuant to Company policy and procedure, including any Company loans or guarantees of your personal obligations.

Financial Interests in Other Businesses
---------------------------------------
You should avoid having an ownership interest in any other enterprise if that interest compromises or appears to compromise your loyalty to the Company. For example, you may not own an interest in a company that competes with the Company or that does business with the Company (such as a supplier) unless you obtain the written approval of the General Counsel (or, with respect to the General Counsel, approval by the Chief Executive Officer) before making any such investment. However, it is not typically considered, and the Company does not consider it, a conflict of interest (and therefore prior written approval is not required) to make investments in competitors, clients or suppliers that are listed on a national or international securities exchange so long as the total value of the investment is less than one percent (1%) of the outstanding stock of the corporation and the amount of the investment is not so significant that it would affect your business judgment on behalf of the Company.

Business Arrangements with the Company
--------------------------------------
Without the prior written approval of the General Counsel (or, with respect to the General Counsel, approval by the Chief Executive Officer), you may not participate in a joint venture, partnership or other business arrangement with the Company.

Corporate Opportunities
-----------------------
If you learn of a business or investment opportunity through the use of corporate property or information or your position at the Company, such as from a competitor or actual or potential supplier or business associate of the Company (including a principal, officer, director or employee of any of the above), you may not participate in the business or make the investment without the prior written approval of the General Counsel (or, with respect to the General Counsel, approval by the Chief Executive Officer). Such an opportunity should be considered an investment opportunity for the Company in the first instance.

Outside Employment or Activities With a Competitor
--------------------------------------------------
Simultaneous employment with or serving as a director of a competitor of the Company is strictly prohibited, as is any activity that is intended to or that you should reasonably expect to advance a competitor's interests at the expense of the Company's interests. You may not market products or services in competition with the Company's current or potential business activities. It is your responsibility to consult with the Chief Executive Officer to determine whether a planned activity will compete with any of the Company's business activities before you pursue the activity in question.

Outside Employment With a Supplier
----------------------------------
Without the prior written approval of the General Counsel (or, with respect to the General Counsel, approval by the Chief Executive Officer), you may not be a supplier or be employed by, serve as a director of or represent a supplier to the Company. Without the prior written approval of the General Counsel (or, with respect to the General Counsel, approval by the Chief Executive Officer), you may not accept money or benefits of any kind from a third party as compensation or payment for any advice or services that you may provide to a client, supplier or anyone else in connection with its business with the Company.

Family Members Working In The Industry
--------------------------------------
If your spouse or significant other, your children, parents, or in-laws, or someone else with whom you have a familial relationship is a competitor or supplier of Company or is employed by one, you must disclose the situation to the General Counsel (or, with respect to the General Counsel, to the Chief Executive Officer) so that the Company may assess the nature and extent of any concern and how it can be resolved. You must carefully guard against inadvertently disclosing Company confidential information and being involved in decisions on behalf of the Company that involve the other enterprise.

If you have any doubt as to whether or not conduct would be considered a conflict of interest, please consult with the General Counsel.

IV. Accurate Periodic Reports and Other Public Communications
-------------------------------------------------------------
As you are aware, full, fair, accurate, timely and understandable disclosure in our periodic reports filed with the SEC and in our other public communications is required by SEC rules and is essential to our continued success. Please exercise the highest standard of care in preparing such materials. We have established the following guidelines in order to ensure the quality of our periodic reports.

All Company accounting records, as well as reports produced from those records, must be kept and presented in accordance with the laws of each applicable jurisdiction. All records must fairly and accurately reflect the transactions or occurrences to which they relate. All records must fairly and accurately reflect in reasonable detail the Company's assets, liabilities, revenues and expenses. The Company's accounting records must not contain any false or intentionally misleading entries. No transaction may be intentionally misclassified as to accounts, departments or accounting periods or in any other manner.
All transactions must be supported by accurate documentation in reasonable detail and recorded in the proper account and in the proper accounting period. No information may be concealed from the internal auditors or the independent auditors. Compliance with Generally Accepted Accounting Principles and the Company's system of internal accounting controls is required at all times.

V. Compliance with Laws and Ethics Code
---------------------------------------
You are expected to comply with both the letter and spirit of all applicable governmental rules and regulations and this Code, and to report any suspected violations of applicable governmental rules and regulations or this Code to the General Counsel or the CEO. No one will be subject to retaliation because of a good faith report of a suspected violation. If you fail to comply with this Code or any applicable laws or regulations, you may be subject to disciplinary measures, up to and including discharge.

No Rights Created
-----------------
This Code is a statement of certain fundamental principles, policies and procedures that govern the Company's Senior Executive and Financial Officers in the conduct of the Company's business. It is not intended to and does not create any rights in any employee, customer, supplier, competitor, shareholder or any other person or entity.


================================================================================

AMERICAN LEISURE HOLDINGS, INC. ACKNOWLEDGMENT FORM
---------------------------------------------------

I have received and read the Code of Ethics for Senior Executive and Financial Officers, and I understand its contents. I agree to comply fully with the standards contained in the Code of Ethics and the Company's related policies and procedures. I understand that I have an obligation to report to the General Counsel any suspected violations of the Code of Ethics.


 Name of Company

================================================================================
 Position                                     Printed Name

 Witness                                      Signature
================================================================================
 Printed Name


================================================================================
 Signature                                    Date

Exhibit 2
---------

Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

I, L. William Chiles, Chief Executive Officer of American Leisure Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

          o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          o the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.



Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

I, Malcolm J. Wright, Chief Financial Officer of American Leisure Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

          o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          o the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
American Leisure Holdings, Inc. and Subsidiaries
(A Development Stage Company)
Tamarac, Florida

We have audited the accompanying consolidated balance sheet of American Leisure Holdings, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from June 14, 2002 (Inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Leisure Holdings, Inc. and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for each of the period from June 14, 2002 (Inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 3.) The 2002 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Malone & Bailey, PLLC
----------------------------
     Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas
May 21, 2003





                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS:
     Cash                                                             $     50,499
     Prepaid expenses and other                                             31,093
                                                                      ------------
             Total Current Assets                                           81,592
                                                                      ------------

PROPERTY, PLANT EQUIPMENT, NET                                             295,031
                                                                      ------------
LAND HELD FOR FUTURE DEVELOPMENT                                        10,056,005

LAND   HELD FOR SALE                                                     2,018,638
                                                                      ------------

OTHER ASSETS
      Investment                                                           635,886
      1913 Mercedes Benz                                                   500,000
      Other                                                                 31,766
                                                                      ------------
             Total Other Assets                                          1,167,652
                                                                      ------------

TOTAL ASSETS                                                          $ 13,618,918
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term debt and notes payable          $  1,719,606
      Current maturities of notes payable - related parties                476,643
      Accounts payable and accrued expenses                                822,232
      Shareholder advances                                                 870,032
                                                                      ------------
             Total Current Liabilities                                   3,888,513

Long-term debt and notes payable                                         3,675,920
Notes payable - related parties                                            911,773
                                                                      ------------
          Total Liabilities                                              8,476,206
                                                                      ------------
COMMITMENTS AND CONTINGENCIES
      Minor liability                                                         --


STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.01 par value;
       880,000 Series "A" shares issued and outstanding                       8800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,500 Series "B" shares issued and outstanding                           25
     Capital stock, $.001 par value; 100,000,000 shares authorized;
       6,524,983 shares issued and outstanding                               6,525
     Additional paid-in capital                                          5,738,852
     Deficit accumulated during the development stage                     (611,490)
                                                                      ------------
             Total Stockholders' Equity                                  5,142,712
                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 13,618,918
                                                                      ============



   The accompanying notes are an integral part of these financial statements.

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
            PERIOD FROM JUNE 14, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                            Inception
                                                              Through
                                                            December 31,
                                                                2002
                                                           -----------
REVENUES                                                   $    24,082
COST OF REVENUES                                                18,425
                                                           -----------

GROSS MARGIN                                                     5,657
                                                           -----------

OPERATING EXPENSES:
    Depreciation and amortization                               21,446
    Impairment loss                                            101,937
    General and administrative expenses                        493,764
                                                           -----------

TOTAL OPERATING EXPENSES                                       617,147
                                                           -----------

LOSS FROM OPERATIONS BEFORE MINORITY INTERESTS                (611,490)

Minority interests                                                --
                                                           -----------

NET LOSS                                                   $  (611,490)
                                                           ===========

NET LOSS PER SHARE:
      BASIC AND DILUTED                                    $     (0.09)
                                                           ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                                      6,524,983
                                                           ===========


   The accompanying notes are an integral part of these financial statements.



                         AMERICAN LEISURE HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           PERIOD FROM JUNE 14, 2002 (INCEPTION) TO DECEMBER 31, 2002




                                                              Preferred Stock               Capital Stock           Additional
                                                        -------------------------       -------------------------    Paid-in
                                                             Shares     Amount          Shares          Amount       Capital
                                                        -----------   -----------       -----------   -----------   -----------

 Issuance of preferred and common shares to founders
 for assets                                                 880,000   $      8800         4,893,974   $     4,894   $ 5,353,973

 Issuance of common shares in connection with reverse
 merger and recapitalization of American Holdings              --            --             831,009           831          (831)

 Issuance of shares for services                               --            --             800,000           800       135,713

 Issuance of shares for equipment                             2,500            25              --            --         249,997
                                                        -----------   -----------       -----------   -----------   -----------
 Balance,
     December 31, 2002                                      882,500   $     8,825         6,524,983   $     6,525   $ 5,738,852
                                                        ===========   ===========       ===========   ===========   ===========





                                                               Deficit
                                                              Accumulated
                                                               During the     Total
                                                              Development   Stockholders'
                                                                 Stage        Equity
                                                             -----------    -----------
Issuance of preferred and common shares to founders
for assets                                                   $      --      $ 5,367,689

Issuance of common shares in connection with reverse
merger and recapitalization of American Holdings                    --             --

Issuance of shares for services                                     --          136,513

Issuance of shares for equipment                                    --          250,000

Net loss                                                        (611,490)      (611,490)
                                                             -----------    -----------

Balance,
    December 31, 2002                                        $  (611,490)   $ 5,142,712
                                                             ===========    ===========






    The accompanying notes are an integral part of these financial statements
                                                                             F-3

                         AMERICAN LEISURE HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         PERIOD FROM JUNE 14, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                                   Inception
                                                                    Through
                                                                  December 31,
                                                                      2002
                                                                --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $  (611,490)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                           21,446
             Impairment loss                                        101,937
             Common stock issued for services                       136,513
          Changes in assets and liabilities:
             Decrease in receivables                                 42,926
             Increase in prepaid and other assets                   (32,859)
             Increase in accounts payable and accrued expense       634,009
                                                                -----------
                                                                -----------

             Net cash provided by operating activities              292,482
                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of fixed assets                                   (149,020)
                                                                -----------
CAPITALIZATIONOF REAL ESTATE CARRYING COST                       (1,099,484)

             Net cash used in investing activities               1,248,504
                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                    390,973
     Proceeds from notes payable - related parties                  248,536
     Proceeds from shareholder advances                             316,198
                                                                -----------

             Net cash provided by financing activities              955,707
                                                                -----------

             Net decrease in cash                                      (315)

CASH AT BEGINNING PERIOD                                             50,814
                                                                -----------

CASH AT END OF PERIOD                                           $    50,499
                                                                ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                     $      --
                                                                ===========
     Cash paid for income taxes                                 $      --
                                                                ===========

NON-CASH TRANSACTIONS:
     Stock issued in exchange for assets                        $   250,000
                                                                ===========

     Stock issued for assets, net of liabilities of $7,111,668  $ 5,367,689
                                                                ===========
The accompanying notes are an integral part of these financial statements.

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

American Leisure Holdings, Inc. (A development stage company), a Nevada corporation, was incorporated in May 2002. American Leisure's objective was to obtain through acquisitions and/or merger transactions, assets, which could benefit its shareholders. Effective June 14, 2002, Freewillpc.com, Inc., a Nevada corporation , acquired American Leisure Holdings, Inc., a Nevada corporation ("American Leisure") in exchange for the issuance of 880,000 shares of Series A preferred stock and 4,893,974 shares of common stock, and changed its name to American Leisure Holdings, Inc.

For accounting purposes this transaction was treated as an acquisition of Freewill and a recapitalization of American Leisure. American Leisure is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Freewill are not carried over and are adjusted to $0.

Simultaneously with the reverse merger, the founders contributed the following assets and their associated liabilities (at their bases) as follows:

     o 163 acres of undeveloped commercial and residential real estate for future development
     o Land Held for sale, which consist of 13.5 acres of commercial real estate
     o    1913 Mercedes Benz
     o    Investment-41.25% pf A,erocam Vacatopm Resprts

Because none of these contributed properties had significant business operations prior to June 14, 2002, no predecessor entity previous operations are included in these financials statements.

American Leisure through its subsidiaries is involved in the development of vacation real estate and the supplying of products related to the travel and leisure business.

PRINCIPLES OF CONSOLIDATION

In determining whether American Leisure has a direct or indirect controlling financial interest in affiliates, consideration is given to various factors, including common stock ownership, possession of securities convertible into common stock and the related conversion terms, voting rights, representation on the board of directors, rights or obligations to purchase additional ownership interests as well as the existence of contracts or agreements that provide control features. Generally, when American Leisure determines that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an affiliate, American Leisure will consolidate the affiliate. Furthermore, when American Leisure determines that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights, American Leisure will consolidate the affiliate.

For those affiliates that American Leisure does not have the ability to control the operating and financial policies thereof, the investments are accounted for under the equity or cost method, as appropriate. American Leisure applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in

Common Stock." In determining whether American Leisure has the ability to exercise significant influence, consideration is given to various factors including the nature and significance of the investment, the capitalization structure of the investee, representation on the board of directors, voting rights, veto rights and other protective and participating rights held by investors and contractual arrangements. Additionally, American Leisure applies accounting principles generally accepted in the United States of America and interpretations when evaluating whether it should consolidate securitization entities. Typically, if American Leisure does not retain both control of the assets transferred to the securitization entities, as well as the risks and rewards of those assets, American Leisure will not consolidate such entities. In determining whether the securitization entity should be consolidated, American Leisure considers whether the entity is a qualifying special purpose entity, as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125."

The consolidated financial statements include the accounts of American Leisure Holdings, Inc. and its subsidiaries owned and/or controlled by American Leisure as follows:

                         Company                                      Percentage
        American Leisure Corporation, Inc. (ALC) and Subsidiaries       100.00%
        Florida Golf Group, Inc.(FGG)                                   100.00%
        American Leisure Homes, Inc. (ALH)                              100.00%
        I-Drive Limos, Inc. (ID)                                        100.00%
        Orlando Holidays, Inc. (OH)                                     100.00%
        Welcome to Orlando, Inc. (WTO)                                  100.00%
        American Leisure, Inc. (ALI)                                    100.00%
        Pool Homes Managers, Inc. (PHM)                                 100.00%
        Advantage Professional Management Group, Inc. (APMG)            100.00%
        Leisureshare International Ltd (LIL)                            100.00%
        Leisureshare International Espanola S.A. (LIESA)                100.00%
        American Travel & Marketing Group, Inc. (ATMG)                   81.00%
        American Leisure Marketing and Technologies, Inc.                81.00%
        Sunstone Golf Resorts, Inc.                                      81.00%

o American Vacation Resorts (AVR) is not included in the consolidated financial statements as of 2002, but shown as an investment under other assets. As of December 31, 2002, ALI owns 41.25% of American Vacation Resorts, Inc. (AVR), a Florida corporation. Malcolm and Gillian Wright, shareholders also own 41.25% of AVR. Under a voting trust, neither American Leisure nor the Wrights are allowed any decision-making authority in AVR. Additionally, they are prohibited from releasing any information about AVR without the permission of the Board of Directors. Therefore, AVR is not consolidated and is treated as an investment at cost of $635,886 as of December 31, 2002.

o I-Drive Limos is a wholly owned subsidiary of ALI as of December 31, 2002. This company, whose sole asset is an antique motor vehicle, a 1913 Benz, in December 1998. The asset is a one of a kind vehicle and is shown at cost of $500,000. The vehicle was originally purchased at auction in May of 1990 for $434,732 and subsequently restored increasing its total cost to $500,000. Antique Mercedes-Benz vehicles sold in the last six years range widely in price, from $1,700,000 for a 1928 Brevette to $22,500 for a 1938 Sedan. Most of the antique Mercedes-Benz sold are dated from the 1930s are sold for approximately $200,000. Until an outside appraisal can be made, the closest to an unbiased assessment of value was considered to be the insurance valuation of $500,000. Per FASB 93, paragraph 6 ("Consistent with the accepted practice for land used as a building site, depreciation need not be recognized on individual works or art of historical treasures whose economic benefit or service potential is used up so slowly that their estimated useful lives are extraordinarily long") no depreciation expense is assessed. Nor has any appreciation in value been estimated. American Leisure, along with the asset, was transferred to American Leisure Corporation on June 14, 2002 at book value.

No amounts for minority interests were reflected in the consolidated statement of operations since there were no losses applicable to the subsidiary.

All significant inter-company accounts and transactions have been eliminated in the consolidation.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of American Leisure Holdings, Inc. (American Leisure) is presented to assist in understanding American Leisure's financial statements. The financial statements and notes are representations of American Leisure's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF RISK

American Leisure places its cash and temporary cash investments with established financial institutions.

LONG-LIVED ASSETS

Long-lived assets are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is between three to ten years.

Where an impairment of a property's value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value.

When items of land, building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

INCOME TAXES

American Leisure accounts for income taxes using the asset and liability method. The differences between the financial statement and tax bases of assets and liabilities are determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

CASH

American Leisure considers (if and when they have any) all highly liquid investments with maturities of three months or less to be cash equivalents.

SHARES FOR SERVICES AND OTHER ASSETS

American Leisure accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

REVENUE RECOGNITION

American Leisure upon the initiation of its proposed operations will recognize revenues on the accrual method of accounting. For the sales of units on the Orlando property, revenues will be recognized upon the close of escrow for the sales of its real estate. Operating revenues earned will be recognized upon the completion of the earning process.

Revenues from American Leisure's call center will be recognized upon the completion of the earning process from the completion of the travel of the customer, the trip to the properties for the potential purchase, or the appropriate event based on the agreement with American Leisure's client as to the ability to be paid for the service.

LOSS PER SHARE

American Leisure is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the period ended December 31, 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. American Leisure will be required to adopt this statement effective January 1, 2003. American Leisure does not expect that the adoption of SFAS No. 143 will have any effect on American Leisure's financial statement presentation or disclosures.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This SFAS made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No. 44 and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. American Leisure will be required to adopt SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on American Leisure's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. American Leisure does not anticipate that the adoption of SFAS No. 146 will have any effect on American Leisure's financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, American Leisure must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. American Leisure has implemented the disclosure provisions of FIN45 in its December 31, 2002 financial statements, without significant impact.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN46"). FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. American Leisure will be required to implement the other provisions of FIN46 in 2003. American Leisure does not anticipate that the adoption of FIN46 will have any effect on American Leisure's financial statement presentation or disclosure.


NOTE   3 - FINANCIAL CONDITION AND GOING CONCERN

American Leisure's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. American Leisure incurred a net loss of $611,490 for the period ended December 31, 2002 and has negative working capital of $3,806,921. These factors raise substantial doubt as to American Leisure's ability to obtain debt and/or equity financing and achieve profitable operations.

American Leisure's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, American Leisure will need to achieve profitable operations in order to continue as a going concern.

During March 2003, American Leisure refinanced certain obligations secured by its undeveloped land. American Leisure signed a promissory note for $6,000,000. American Leisure paid off approximately $3,401,217 and certain other expenses and prepaid interest for the 1st year with approximately $500,000 remaining for working capital requirements. The promissory note bears interest at 12% and is due in March 2005.

American Leisure has a non-binding commitment from a financial institution for a $5,000,000 credit facility. As of May 20, 2003, American Leisure has not closed on this transaction.

There are no assurances that American Leisure will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support American Leisure's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, American Leisure will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to American Leisure. If adequate working capital is not available American Leisure may be required to curtail its operations.


NOTE   4 - REVERSE MERGER

Effective June 14, 2002,  Freewillpc.com,  Inc., a Nevada corporation,  acquired
American Leisure Holdings, Inc., a Nevada corporation ("American Leisure") in exchange for the issuance of 880,000 shares of convertible preferred stock and 4,893,974 shares of common stock, and changed its name to American Leisure
Holdings, Inc.

For accounting purposes this transaction was treated as an acquisition of Freewill and a recapitalization of American Leisure. American Leisure is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Freewill are not carried over and are adjusted to $0.

Pro forma  information  giving effect to the  acquisition as if the  acquisition took place on June 14, 2002 is presented as follows.  June 14, 2002 is the balance sheet date for American Leisure Because it was created from the combination of properties contributed by the forwarding shareholders.

                                                   Historical                              Pro-Forma
                                       ------------------------------------    -----------------------------------
                                                               American
                                           Freewill            Leisure
                                           12/31/01            6/14/02           Adjustments            Total
                                       -----------------    ---------------    ---------------    ----------------

Cash                                   $             -      $       50,814     $            -     $       50,814
Receivables, net                                     -              42,926                  -             42,926
Prepaid expenses                                     -              10,000                  -             10,000
                                       -----------------    ---------------    ---------------    ----------------
                                                     -             103,740                  -            103,740

Property and equipment, net                          -             256,941                  -            256,941
Land held for future development                     -           8,956,521                             8,956,521
Land held for sale                                   -           2,020,936                  -          2,020,936
Investment                                           -             621,219                  -            621,219
1913 Mercedes Benz                                   -             500,000                  -            500,000
Other                                                -              20,000                  -             20,000
                                       -----------------    ---------------    ---------------    ----------------
                                       $             -      $   12,479,357     $            -     $   12,479,357
                                       =================    ===============    ===============    ================

Current maturities of long-term
  debt                                 $             -      $    1,832,962     $            -     $    1,832,962
Current maturities of notes-
  payable related parties                            -             416,800                  -            416,800
Accounts payable and accrued
  expenses                                           -             188,223                  -            188,223
Shareholder advances                                 -             553,834                  -            553,834
Long-term debt                                       -           3,396,769                  -          3,396,769
Notes payable - shareholder                          -             723,080                  -            723,080
                                       -----------------    ---------------    ---------------    ----------------
                                                     -           7,111,668                  -          7,111,668
                                       -----------------    ---------------    ---------------    ----------------





Preferred stock                                  1,669                8800             (1,669)              8800
Common stock                                         -               4,894                  -              4,894
Additional paid-in capital                     241,981           5,353,995           (241,981)         5,353,995
Accumulated deficit                           (243,650)                  -            243,650                  -
                                       -----------------    ---------------    ---------------    ----------------
                                                     -           5,367,689                  -          5,367,689
                                       -----------------    ---------------    ---------------    ----------------
                                       $             -      $   12,479,357     $            -     $   12,479,357
                                       =================    ===============    ===============    ================

The pro forma presentation and adjustments reflect the following items:

o Elimination of all equity accounts of Freewillpc, since American Leisure is the accounting acquirer.

o The common stock and additional paid in capital amounts and retained deficit are decreased for the net liabilities assumed from Freewillpc in the merger. The net liabilities acquired were $0.


NOTE 5 - PROPERTY AND EQUIPMENT, NET

At December 31, 2002, property and equipment consisted of the following:

                                                Useful Lives
                                                                      Amount
                                                -------------    ---------------
                                                                 ---------------
Computer equipment                                       3-5     $        19,674
Furniture & fixtures                                     5-7              24,617
Leasehold improvements                                     5              36,239
Telecommunications equipment                               7             250,412
Undeveloped land                                                      10,056,005
                                                                 ---------------
                                                                      10,386,947
Less: accumulated depreciation and amortization                           35,911
                                                                 ---------------
                                                                 $    10,351,036

Depreciation expense for the period ended December 31, 2002 was $21,446.


NOTE 6 - ASSET HELD FOR SALE

American Leisure owns 13.5 acres of commercial property in Polk County Florida at the corner of U.S. Hwy. 27 at the corner of Tri-county road. As of May 20, 2003 American Leisure has received a letter of intent for the sale of the property and is in process of evaluating this offer. American Leisure recorded an impairment charge of $100,000 to record the property at its anticipated market value.


NOTE 7 - ASSET HELD FOR SALE

American Leisure owns 13.5 acres of commercial property in Polk County Florida at the corner of U.S. Hwy. 27 at the corner of Tri-county road. As of May 20, 2003 American Leisure has received a letter of intent for the sale of the property and is in process of evaluating this offer. American Leisure recorded an impairment charge of $100,000 to record the property at its anticipated selling price.


NOTE 8 - LONG-TERM DEBT AND NOTE PAYABLE

                                                                Maturity Date     Interest
                                         Collateral                                 rate            2002
                                 ---------------------------    ------------    -----------    ---------------

                                 1st lien on 13.5 acres
Mortgage Company                 commercial property                 6/1/03        16%         $     600,000

Third party entity               3rd lien on 13.5 acres              5/1/03        10%               172,031

                                 1st lien on 53 acres of
Individual                       undeveloped land                   3/31/03        16%               947,575

                                 1st lien on 110 acres of
Individual                       undeveloped land                   3/31/05        12%             1,777,576

                                 2nd lien on 110 acres of
Individual                       undeveloped land                   3/31/05        12%             1,898,344
                                                                                               -------------

                                                                                                   5,395,526
Less: current portion of long-term debt                                                           (1,719,606)
                                                                                               -------------
Long-term debt                                                                                 $   3,675,920
                                                                                               =============

Principal repayments for each of the next five years are as follows:

                                                        Amount
                                                    ----------------
                                     2003           $     1,719,606
                                     2004                         -
                                     2005                 3,675,920
                                                    ---------------
                                                    $     5,395,526
                                                    ===============


NOTE 8 - NOTES PAYABLE - RELATED PARTIES

                                                                Maturity Date     Interest
                                         Collateral                                 rate            2002
                                 ---------------------------    ------------    -----------    ---------------
Affiliated entity                2nd lien on 13.5 acres             5/1/07       4.75%        $     200,000

                                 2nd lien on 53 acres of
Shareholder                      undeveloped land                   3/31/03        18%               476,643

                                 2nd lien on 110 acres of
Shareholder                      undeveloped land                   3/31/05        12%               711,773
                                                                                               -------------


                                                                                                   1,388,416
Less: current portion of long-term debt                                                             (476,643)
                                                                                               -------------
Long-term debt                                                                                 $     911,773
                                                                                               =============

Principal repayments for each of the next five years are as follows:

                                                        Amount
                                                    ----------------
                                     2003           $       476,643
                                     2004                         -
                                     2005                   711,773
                                                    ---------------
                                                    $     1,388,416
                                                    ===============
                                     2006                      --
                                     2007                   200,000

NOTE 9 - SHAREHOLDER ADVANCES

American Leisure has shareholder advances totaling $870,032 that bear interest at 0% to 12%, non-interest bearing notes have imputed interest at 8%. The advances are unsecured and are due upon demand.


NOTE 10 - PREFERRED STOCK

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:

                                                                              Annual
                       Total Series        Stated Value                   Dividends per       Conversion Rate
                        Authorized                           Voting           Share
                    --------------------   -------------    ----------    ---------------    ------------------

Series A                      1,000,000         $ 10.00           Yes             $ 0.12                10 to1
Series B                          2,500         $100.00           Yes             $ 0.12                20 to1

Series A have voting rights equal to 10 common shares to 1 Series A preferred share.

Series A are redeemable at the American Leisure's option after 5 years if not converted by the holder. The conversion period is 5 years.

Conversion is at 10 for 1 or if the market price is below $1.00 then the average daily market price for the 10 consecutive trading days prior to conversion.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.

Series B have voting rights equal to 20 common shares to 1 Series B preferred share.

Series B are redeemable at the American Leisure's option after 5 years if not converted by the holder. The conversion period is 5 years.

Conversion is up to 20 for 1 based on the market price.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.


NOTE 11 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The components of deferred income tax assets (liabilities) at December 31, 2002, were as follows:

                                                               Amount
                                                           ----------------
      Net operating loss carryforwards                     $       206,000
      Valuation allowance                                         (206,000)
                                                           ---------------
      Net deferred tax assets                              $             -
                                                           ===============

At December 31, 2002, American Leisure had a net operating loss carryforward for federal income tax purposes totaling approximately $600,000 which, if not utilized, will expire in the year 2022.

In June 2002, American Leisure had a change in ownership, which has resulted in American Leisure's net operating loss carryforward being subject to certain utilization limitations in the future.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

American Leisure entered into a lease in November 2002 for office space located in Tamarac, Florida on a five year lease term through November 2007. The monthly rental payment is $17,708 and the future minimum lease payments are as follows:

    December 31,                                               Amount
                                                           ------------
    2003                                                   $    212,500
    2004                                                        212,500
    2005                                                        212,500
    2006                                                        212,500
    2007                                                        194,788

Rent expense for the period ended December 31, 2002 $17,708.

LITIGATION

In June 2001, Rock Investment Trust, P.L.C., a British limited liability company, and RIT, L.C., a related Florida limited liability company, filed suit against Malcolm J. Wright, American Vacation Resorts, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., seeking either the return of an alleged $500,000 investment or ownership interest in one or more of the defendant entities equivalent to the alleged investment amount. Defendants have denied all claims and Mr. Wright, American Leisure and Inversora Tetuan have a counterclaim against Rock Investment Trust and its principal, Roger Smee for damages. American Leisure is seeking to recover deposits and costs on two real estate transactions totaling approximately $440,000 plus damages. The litigation is in the discovery phase and is not currently set for trial. American Leisure believes that Rock Investment Trust's and RITs claims are without merit and the claim is not material to American Leisure, Inc.