Form 10QSB
period 2003-03-31
AMERICAN LEISURE HOLDINGS INC
filed 2003-05-23
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 333-48312

                         AMERICAN LEISURE HOLDINGS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              FREEWILLPC.COM, INC.
                            -------------------------
                           (Former name of registrant)

           Nevada                                             75-2877111
          --------                                             ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

       Park 80 Plaza East
    Saddlebrook, New Jersey                                    07663
    -----------------------                                   -------
(Address of principal executive offices)                     (Zip Code)

                                 (201) 226-2060
              (Registrant's telephone number, including area code)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 21, 2003, there were 6,638,983 shares of the Registrant's common stock, par value $0.001 issued and outstanding.

AMERICAN LEISURE HOLDINGS, INC.
MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB TABLE OF CONTENTS

             Special Note Regarding Forward Looking Information ..............

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements ............................................F-1
Item 2.     Management's Discussion and Analysis of Financial condition and Results of Operations....................................5
Item 3.     Controls and Procedures..........................................15

                       PART II - OTHER INFORMATION

Item 1.     Legal Proceedings................................................15
Item 2.     Changes in Securities and Use of Proceeds........................16
Item 3.     Defaults Upon Senior Securities..................................23
Item 4.     Submission of Matters to a Vote of Security Holders..............23
Item 5.     Other Information................................................23
Item 6.     Exhibits and Reports on Form 8-K.................................23


References in this report to "we" and "our" are to American Leisure Holdings, Inc. (herein after referred to as "AMLH" and its wholly-owned subsidiaries, American Leisure, Inc., American Professional Management Group, Inc., Sunstone Golf Resort, Inc., American Leisure Marketing & Technology, Inc., American Travel & Marketing Group, Inc., American Leisure Homes, Inc., Florida Golf Group, Inc., I-Drive Limos Inc., Orlando Holidays, Inc., Welcome to Orlando, Inc., Pool Homes Managers, Inc., Leisureshare International Ltd and Leisureshare International Espanola S.A., American Access Telecommunications Corporation, and American Switching Technologies Inc. which collectively may also be referred to herein as the "Company".

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2003
  and December 31, 2002......................................................F-1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and Inception through March 31, 2003...........F-2
Condensed Consolidated Statements of Cash Flows
  for the three months ended March 31, 2003 and
  Inception through March 31, 2003...........................................F-3
Notes to Interim Condensed Consolidated Financial Statements.................F-4



                       AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                     ASSETS
                                                                   March 31,      December 31,
                                                                     2003            2002
                                                                  -------------   -------------

                                                                  Unaudited        Audited
CURRENT ASSETS:
    Cash                                                           $  2,263,399    $     50,499
     Prepaid expenses and other                                          14,044          31,093
                                                                   ------------    ------------
             Total Current Assets                                     2,277,443          81,592
                                                                   ------------    ------------


PLANT AND EQUIPMENT, NET, at cost                                     3,283,311          295,031
                                                                   ------------    ------------

ASSETS HELD FOR SALE                                                  2,018,638       2,018,638
                                                                   ------------    ------------
LAND HELD FOR DEVELOPMENT                                            10,612,486      10,056,005
                                                                   ------------    ------------
OTHER ASSETS
       Investment                                                       635,886         635,886
      1913 Mercedes Benz                                                500,000         500,000
       Other                                                             41,648          31,766
                                                                   ------------    ------------
             Total Other Assets                                       1,177,534       1,167,652
                                                                   ------------    ------------

TOTAL ASSETS                                                       $ 19,369,412    $ 13,618,918
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable        $    842,924    $  1,719,606
     Current maturities of notes payable-related parties                713,117         476,643
     Accounts payable and accrued expenses                              887,802         822,232
     Shareholder advances                                             1,024,167         870,032
                                                                   ------------    ------------
             Total Current Liabilities                                3,468,010       3,888,513

Long-term debt and notes payable                                      7,978,526       3,675,920
Notes payable-related parties                                           200,000         911,773
                                                                   ------------    ------------
             Total liabilities                                       11,646,536       8,476,206
                                                                   ------------    ------------
COMMITTMENTS AND CONTINGANCIES
     Minority Liability                                                    --              --
                                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $0.01 par value;
       880,000 Series "A" shares issued and outstanding at
       March 31, 2003 and December 31, 2002                               8,800           8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,500 Series "B" shares issued and outstanding at
       March 31, 2003 and December 31, 2002                                  25              25
     Preferred stock; 28,000 shares authorized; $.01 par value;
       27,189 Series "C" shares issued and outstanding at
       March 31, 2003 and 0 at December 31, 2002                            272            --
     Capital stock, $.001 par value; 100,000,000 shares authorized;
       6,638,983 and 6,524,983 shares issued and outstanding at
       March 31, 2003 and December 31, 2002                               6,639           6,525
     Additional paid-in capital                                       8,588,466       5,738,852
     Deficit accumulated during the development stage                  (881,326)       (611,490)
                                                                   ------------    ------------
             Total Stockholders' Equity                               7,722,876       5,142,712
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 19,369,412    $ 13,618,918
                                                                   ============    ============

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months     Inception
                                                       Ended         Through
                                                     March 31,      March 31,
                                                       2003            2003
                                                  ------------   -------------
                                                    UNAUDITED       UNAUDITED
REVENUES                                          $      --      $    24,082
COST OF SALES                                            --           18,425
                                                  -----------    -----------

Gross margin                                             --            5,657
                                                  -----------    -----------

EXPENSES:
    Depreciation and amortization                      76,090         97,536
    Impairment loss                                      --          101,937
    General and administrative expenses               193,746        687,510
                                                  -----------    -----------

TOTAL OPERATING EXPENSES                              269,836        886,983
                                                  -----------    -----------

LOSS FROM  OPERATIONS BEFORE MINORITY INTERESTS      (269,836)      (881,326)

Minority interests                                       --             --
                                                  -----------    -----------


NET LOSS BEFORE INCOME TAXES                         (269,836)      (881,326)

PROVISIONS FOR INCOME TAXES                              --             --
                                                  -----------    -----------

NET LOSS                                          $  (269,836)   $  (881,326)
                                                  ===========    ===========

NET LOSS PER SHARE:
      BASIC AND DILUTED                           $     (0.04)   $     (0.13)
                                                  ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             6,638,983      6,638,983
                                                  ===========    ===========



                         AMERICAN LEISURE HOLDINGS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months      Inception
                                                                    Ended           Through
                                                                  March 31,        March 31,
                                                                     2003            2003
                                                                ------------    -----------

                                                                   UNAUDITED        UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $  (269,836)   $  (881,326)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                            76,090         97,536
             Impairment loss                                            --          101,937
             Common stock issued for services                           --          136,513
          Changes in assets and liabilities:
             Decrease in receivables                                    --           42,926
             Increase in prepaid and other assets                     17,049        (15,810)
             (Increase) in security deposits                          (9,882)        (9,882)
             Increase in accounts payable and accrued expenses        65,570        699,579
                                                                 -----------    -----------
             Net cash used in operating activities                  (121,009)       171,473
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of villa                                       --          225,178
     Acquisition of fixed assets                                    (770,851)    (2,019,355)
                                                                 -----------    -----------
             Net cash used in investing activities                  (770,851)    (1,794,177)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                   3,425,924      3,591,719
     Proceeds from notes payable-related parties                    (475,299)      (226,763)
     Proceeds from shareholder advances                              154,135        470,333
                                                                 -----------    -----------
             Net cash provided by financing activities             3,104,760      3,835,289
                                                                 -----------    -----------

             Net Increase (decrease) in Cash                       2,212,900      2,212,585

CASH AT BEGINNING PERIOD                                              50,499         50,814
                                                                 -----------    -----------

CASH AT END OF PERIOD                                            $ 2,263,399    $ 2,263,399
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                      $      --      $      --
                                                                 ===========    ===========
     Cash paid for income taxes                                  $      --      $      --
                                                                 ===========    ===========

NON-CASH TRANSACTION

     Stock issued in exchange for assets                         $ 2,850,000    $ 3,100,000
                                                                 ===========    ===========

AMERICAN LEISURE HOLDINGS, INC.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2003

Note A - Presentation
---------------------
The condensed balance sheets of the Company as of March 31, 2003, the related condensed consolidated statements of operations for the three months ended March 31, 2003 and inception through March 31, 2003, and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and inception through March 31, 2003, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB and the Company's Forms 8K & 8-K/A filed June 28, 2002 and October 2, 2002.

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

Certain Definitions,  Cautionary Statement Regarding Forward-Looking  Statements
--------------------------------------------------------------------------------
and Risk  Factors
-----------------

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and other financial information included elsewhere in this Quarterly Report. Unless otherwise indicated in this discussion (and throughout this Quarterly Report), references to "real estate" and to "inventories" collectively encompass the Company's inventories held for sale. Market and industry data used throughout this Quarterly Report were obtained from Company surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. The Company has not independently verified such market data. Similarly, Company surveys, while believed by the Company to be reliable, have not been verified by any independent sources. Accordingly, no assurance can be given that any such data will prove to be accurate.

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

l) The failure of the Company to satisfy the covenants contained in the indentures governing certain of its debt instruments, and/or other credit, loan agreements, which, among other things, place certain restrictions on the Company's ability to incur debt, incur liens, make investments, or repurchase debt or equity.

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

General

The Company's vacation real estate operations are or will be managed under two business segments. One will develop, market and sell Vacation Ownership Interests in the Company's resorts, primarily through the Vacation/Travel Clubs, and the other (currently Sunstone Golf Resort) will acquires tracts of real estate suitable for vacation resort properties, which will be subdivided, improved and sold, typically on a retail basis as vacation home sales.

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

Introduction

The character and holdings of the Company has changed substantially since the preceding fiscal year as set forth below. During the second quarter of the Companies previous fiscal year it acquired certain companies to enter into the travel and tourism and vacation resort industry. The readers of the current un-audited quarterly statements are referred to the Company's last Form 10Q-SB as filed and any subsequent Form 8-K(s) for a more in-depth view of the Company's financial position, results of operations, changes in cash flows and new businesses. Accordingly, management's discussion as set forth below focuses primarily on the period from June 14, 2002 to March 31, 2003.

General

The Company has now been designed and structured to own, control and direct a series of companies in the travel and tourism and vacation resort industries so that it can achieve significant vertical and horizontal integration in the sourcing of, and the delivery of, corporate and vacation travel services. Our mission is to:

     o    own and operate vacation hotel/resort properties,

     o build large travel club membership bases through various travel club programs,

     o    build a large membership base in our vacation and travel clubs, and

     o promote our resort assets and sell travel services and vacation ownership to those club members and other corporate and vacation travelers.

Acquisitions
In June 2002, we acquired control of several travel related and vacation resort companies, described below:

American Leisure, Inc. ("ALI")
------------------------------

ALI will package holidays and vacations and sell these within the trade and to the travel club membership bases.

Sunstone Golf Resort, Inc.  ("SGR")
-----------------------------------

SGR is currently in the final planning stage as a 976-unit vacation destination resort in Orlando, Florida. Development is scheduled to commence in autumn of 2003 with the first vacation investment properties estimated to be delivered in the summer of 2004. It is expected that the horizontal construction finance and resort amenities will be funded via a CDD bond placement. AMLH intends to provide development, guarantees and financing support for the development of the resort so that it will become one of many fine vacation destinations to be owned by AMLH.

American Travel & Marketing Group, Inc. ("ATMG")
------------------------------------------------

We believe that ATMG will generate significant travel business through the creation of clubs comprised of affinity-based travelers. ATMG has developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. AMTG is poised to secure a significant market share of the affinity-travel marketing segment. As the proprietor and manager of clubs it creates, ATMG anticipates substantial revenue from annual membership fees and commissions earned on the sale of travel services once the infrastructure has been finalized to communicate and sell to its affinity-based club databases. The value added to ATMG programs by being a part of the AMLH family includes the sales opportunities to HTS corporate clients, the fulfillment capacity of the bulk buying power of HTS and the hotel/resort assets to be provided by AMLH through its resort division.

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

American Leisure Marketing & Technology, Inc. ("ALMT)
-----------------------------------------------------

ALMT has acquired the assets of a sophisticated, state of the art communications center. The communications center facilities are as up to date as can be imagined, with all technology linked to the Internet. This allows the Customer Service representative to respond to the individual consumer with accuracy, speed and knowledge, thus providing the consumer with relevant and immediate information that is extraordinarily recent. This technological capacity allows American Leisure Marketing & Technology, Inc. market the products and services of HTS, AMLH, and American Travel & Marketing, as well as third parties, in a cost effective, all encompassing way. This resource will be offered to the 3,000 HTS affiliated travel agencies, providing an unsurpassed service to the hundreds of major corporate clients, in real time telephony and web based applications via the upgrade of equipment to IP technology.

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

The Company today opened up a new call center in Tamarac, South Florida, which it believes after ninety days will be a profitable operation and will provide the required cash flow to fund its own expansion and operations. However, due to the nature of the industry the Company is currently operating in, the management cannot predict that it will necessarily achieve the level of operations needed to provide the cash flow it requires to expand its operations.

Until the capital is obtained to enter into its planned operations discussed above, the Company will need additional capital.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Wright, the chief financial officer of the company, the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Wright concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken. American Access Telecommunications Corporation a subsidary of the Company took corrective action to cancel its agreement with Panther Access Corporation on May 22, 2003 to amongst other matters, remain in compliance with the Company's controls and procedures.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
In the ordinary course of its business, the Company may from time to time become subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of its real estate. The Company believes that substantially all of the above are incidental to its business.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuance of Senior Securities

On June 14, 2002, in connection with the closing of the acquisition of American Leisure Corporation (formerly American Leisure Holdings, Inc.) ("ALC"), we authorized the issuance of 10,000,000 Preferred shares that could be split into different classes of Preferred shares. AMLH has created three new series of its preferred stock and issued shares of Series A & B in 2002 and Series C of these Series of shares in 2003. For the full details of the rights and designations of each class of Preferred Stock the investor is advised to read the appropriate 8K or the attachments to our 10K, which gives full disclosure. In June we authorized the issuance of 1,000,000 Series A Preferred Shares of which 880,000 were issued to certain debt holders of ALC. Our Series A Preferred Stock has the following rights, privileges and preferences:

Series A Preferred Stock.

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

In August we authorized the issuance of 100,000 Series B Preferred Shares of which 2,500 were issued to purchase certain call center equipment.

Series B Preferred Stock

AMLH has designated 100,000 shares of Series B preferred stock, par value $0.01 per share. During August, 2002, 2,500 shares of Series B preferred stock were issued to acquire certain call center equipment.

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

Sales of Our Equity Securities Not Registered Under the Securities Act of 1933.

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

On January 29, 2003 we completed the acquisition of various call enter equipment. As condideration, we issued 17,189 shares of our Series C Preferred Stock and 114,000 Common shares. These securities were sold under the exemptions from registration provided by Section 4(2) of the Act and Regulation D and Regulation S promulgated under the Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Each purchaser represented in writing that he or she acquired the securities of his or her own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

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

We have provided J.S. Osborn, P.C. with a copy of this disclosure, and requested that J.S. Osborn, P.C. furnish a letter to the Commission stating whether it agrees with the above statements. (A copy of that letter was filed as Exhibit
16.1 to Form 8-K on May 23, 2003).

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

                                AMERICAN LEISURE HOLDINGS, INC.


Dated: May  22, 2003            By:  /s/ L. William Chiles
                                     ----------------------
                                     L. William Chiles
                                     Chief Executive Officer

Dated: May 22, 2003             By:  /s/ Malcolm J. Wright
                                     ----------------------
                                     Malcolm J. Wright
                                     Chief Financial Officer