Form 10QSB
period 2003-06-30
AMERICAN LEISURE HOLDINGS INC
filed 2003-08-19
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 333-48312

                         AMERICAN LEISURE HOLDINGS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              FREEWILLPC.COM, INC.
                            -------------------------
                           (Former name of registrant)

              Nevada                                75-2877111
             --------                               ----------
           (State or other jurisdiction            (I.R.S. Employer
            of incorporation or organization)       Identification No.)

                               Park 80 Plaza East
                          Saddlebrook, New Jersey 07663
                         ----------------------- -------
               (Address of principal executive offices) (Zip Code)

                                                  (201) 226-2060
              (Registrant's telephone number, including area code)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2003, there were 6,638,983 shares of the Registrant's common stock, par value $0.001 issued and outstanding.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements ..............................................F-1
Item 2.   Management's Discussion and Analysis of Financial condition and Results of Operations........................................5
Item 3.   Controls and Procedures.............................................15

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................15
Item 2.   Changes in Securities and Use of Proceeds...........................16
Item 3.   Defaults Upon Senior Securities.....................................23
Item 4.   Submission of Matters to a Vote of Security Holders.................23
Item 5.   Other Information...................................................23
Item 6.   Exhibits and Reports on Form 8-K....................................23

Special Note Regarding Forward Looking Information

References in this report to "we" and "our" are to American Leisure Holdings, Inc. (herein after referred to as "AMLH" and its wholly-owned subsidiaries, American Leisure, Inc., Advantage Professional Management Group, Inc., Sunstone Golf Resort, Inc., American Leisure Marketing & Technology, Inc., American Travel & Marketing Group, Inc., American Leisure Homes, Inc., Florida Golf Group, Inc., I-Drive Limos Inc., Orlando Holidays, Inc., Welcome to Orlando, Inc., Pool Homes Managers, Inc., Leisureshare International Ltd and Leisureshare International Espanola S.A., American Access Telecommunications Corporation, and American Switching Technologies Inc. which collectively may also be referred to herein as the "Company".

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

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months     Six Months     Inception       Inception
                                                                        Ended          Ended         Through         Through
                                                                      June 30,        June 30,       June 30,        June 30,
                                                                        2003            2003           2002            2003
                                                                  --------------   ------------    -----------    -----------
                                                                      Unaudited      Unaudited       Unaudited     Unaudited

REVENUES                                                          $       35,190   $     35,190    $         -    $    59,272

COST OF SALES                                                                  -              -              -         18,425
                                                                  --------------   ------------    -----------    -----------
Gross margin                                                              35,190         35,190              -         40,847
                                                                  --------------   ------------    -----------    -----------

EXPENSES:
 Depreciation and amortization                                            99,198        175,288              -        196,734
 Impairment loss                                                               -              -              -        101,937
 General and administrative expenses                                     549,801        743,547              -      1,237,311
                                                                  --------------   ------------    -----------    -----------

TOTAL OPERATING EXPENSES                                                 648,999        918,835              -      1,535,982
                                                                  --------------   ------------    -----------    -----------


LOSS FROM  OPERATIONS BEFORE MINORITY INTERESTS                         (613,809)      (883,645)             -     (1,495,135)


Minority interests                                                             -              -              -              -
                                                                  --------------   ------------    -----------    -----------
NET LOSS BEFORE INCOME TAXES                                            (613,809)      (883,645)             -     (1,495,135)

PROVISIONS FOR INCOME TAXES                                                    -              -              -              -
                                                                  --------------   ------------    -----------    -----------
NET LOSS                                                          $     (613,809)  $   (883,645)   $         -    $(1,495,135)
                                                                  ==============   ============    ===========    ===========

NET LOSS PER SHARE:
 BASIC AND DILUTED                                                $        (0.12)  $      (0.13)   $         -
                                                                  ==============   ============    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
 BASIC AND DILUTED                                                     6,537,510      6,620,718      4,893,974
                                                                  ==============   ============    ===========

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                                              June 30, 2003    December 31,
                                                                                   2003            2002
                                                                              ------------    ------------
                                                                                Unaudited        Audited
CURRENT ASSETS:
    Cash                                                                      $    688,378    $     50,499
      Accounts receivable                                                           22,849            --
      Advances receivable                                                           63,536            --
     Prepaid expenses and other ..                                                   6,438          31,093
                                                                              ------------    ------------
             Total Current Assets                                                  781,201          81,592
                                                                              ------------    ------------


PROPERTY, PLANT AND EQUIPMENT, NET                                               3,425,569         295,031
                                                                              ------------    ------------

ASSETS HELD FOR SALE                                                                  --         2,018,638
                                                                              ------------    ------------

LAND HELD FOR DEVELOPMENT                                                       13,147,440      10,056,005
                                                                              ------------    ------------

OTHER ASSETS
       Investment                                                                  635,886         635,886
      1913 Mercedes Benz                                                           500,000         500,000
       Other                                                                        88,759          31,766
                                                                              ------------    ------------
             Total Other Assets ..                                               1,224,645       1,167,652
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $ 18,578,855    $ 13,618,918
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable                   $    624,937    $  1,719,606
     Current maturities of notes payable-related parties                           591,761         476,643
     Accounts payable and accrued expenses                                         709,015         822,232
     Shareholder advances                                                          791,684         870,032
                                                                              ------------    ------------
             Total Current Liabilities                                           2,717,397       3,888,513

Long-term debt and notes payable                                                 7,804,619       3,675,920
Notes payable-related parties                                                      947,772         911,773
Mandatorily Redeemable Preferred stock; 28,000 shares authorized;
  $.01 par value; 27,189 Series "C" shares issued and outstanding at
  June 30, 2003 and 0 at December 31, 2002                                       2,718,900            --
                                                                              ------------    ------------

             Total liabilities                                                  14,188,688       8,476,206
                                                                              ------------    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value; 880,000
       Series "A" shares issued and outstanding at
       June 30, 2003 and December 31, 2002                                           8,800           8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,500 Series "B" shares issued and outstanding at
       June 30, 2003 and December 31, 2002                                              25              25
     Common stock; 100,000,000 shares authorized; $.001 par value;
       6,638,983 and 6,524,983 shares issued and outstanding at
       June 30, 2003 and December 31, 2002                                           6,639           6,525
     Additional paid-in capital                                                  5,869,838       5,738,852
     Deficit accumulated during the development stage                           (1,495,135)       (611,490)
                                                                              ------------    ------------
             Total Stockholders' Equity                                          4,390,167       5,142,712
                                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 18,578,855    $ 13,618,918
                                                                              ============    ============

                         AMERICAN LEISURE HOLDINGS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Six Months    Inception      Inception
                                                                                    Ended        Through        Through
                                                                                   June 30,       June 30,      June 30,
                                                                                    2003           2002          2003
                                                                                  ----------    ---------     ----------
                                                                                  Unaudited     Unaudited     Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                     $ (883,645)   $       -    $(1,495,135)
     Adjustments to reconcile net loss to net cash used
          in operating activities:

             Depreciation and amortization                                            76,160            -         97,606

             Impairment loss                                                               -            -        101,937

             Common stock issued for services                                              -            -        136,513
          Changes in assets and liabilities:

             Decrease in receivables                                                 (22,849)           -        (22,849)

             (Increase) in advances receivable                                       (63,536)           -        (20,610)

             (Increase) in prepaid and other assets                                   24,655            -         (8,204)

             (Increase) in deposits                                                  (56,993)           -        (56,993)

             Increase in accounts payable and accrued expenses                      (113,217)           -        520,792
                                                                                  ----------    ---------     ----------

             Net cash used in operating activities                                (1,039,425)           -       (746,943)
                                                                                  ----------    ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capitalization of real estate carrying costs                                  (1,082,797)                 (2,182,281)

    Acquisition of fixed assets                                                     (346,698)           -       (495,718)
                                                                                  ----------    ---------     ----------

             Net cash used in investing activities                                (1,429,495)           -     (2,677,999)
                                                                                  ----------    ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                   3,781,802            -      4,172,775
     Proceeds from notes payable-related parties                                    (596,655)           -       (348,119)
     Proceeds from shareholder advances                                              (78,348)           -        237,850
                                                                                  ----------    ---------     ----------
             Net cash provided by financing activities                             3,106,799            -      4,062,506
                                                                                  ----------    ---------     ----------
             Net Increase in Cash                                                    637,879            -        637,564

CASH AT BEGINNING PERIOD                                                              50,499            -         50,814
                                                                                  ----------    ---------     ----------
CASH AT END OF PERIOD                                                                688,378            -        688,378
                                                                                  ==========    =========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                          180,000            -        180,000
                                                                                  ==========    =========     ==========
     Cash paid for income taxes                                                            -            -              -
                                                                                  ==========    =========     ==========
NON-CASH TRANSACTION
     Stock issued in exchange for assets                                           2,850,000            -      8,467,689
                                                                                  ==========    =========     ==========



AMERICAN LEISURE HOLDINGS, INC.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2003

Note 1 -  Presentation
----------------------
The condensed balance sheets of the Company as of June 30, 2003, the related condensed consolidated statements of operations for the six months ended June 30, 2003 and inception through June 30, 2003, and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and inception through June 30, 2003, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB.


Note 2 -  Accounting Change
---------------------------
On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Immediately American Leisure adopted FAS 150 and reclassified its Series C preferred stock to liabilities. There was no cumulative effect of this accounting change. The accounting change did not have an effect on revenue and quarterly earnings during 2002.


Note 3 -  Assets Held for Sale
------------------------------
American Leisure's management determined certain property's best use was for its commercial development and has reclassified it to land held for development as the land is no longer for sale.


Note 4 - Long-term Debt and Notes Payable
-----------------------------------------

                                                Maturity   Interest     June 30,    December 31,
                             Collateral           Date       rate         2003         2002
                         -----------------      --------   -------    ----------    ----------
                         1st lien on 13.5
                         acres commercial
Mortgage Company         property
                                                  6/1/03       16%    $  600,000    $  600,000

                         3rd lien on 13.5
Third party entity       acres                    5/1/03       10%             -       172,031

Third party entities     Equipment               3/31/05       12%        67,301             -

                         2nd lien on 163
                         acres of
                         undeveloped land
Individual                                       3/31/05       12%             -       947,575

                         2nd lien on 163
                         acres of
                         undeveloped land
Individual                                       3/31/05       12%             -     1,777,576

                         1st lien on 163
                         acres of
Financial institution    undeveloped land
                                                  4/1/05       12%     6,000,000             -

                         3rd lien on 163
                         acres of
                         undeveloped land
Individual                                       3/31/05       12%     1,762,255     1,898,344
                                                                      ----------    ----------

                                                                       8,429,556     5,395,526
Less: current
  portion                                                               (624,937)   (1,719,606)
                                                                      ----------    ----------

Long-term debt                                                        $7,804,619    $3,675,920
                                                                      ==========    ==========

Principal repayments for each of the next five years are as follows:

                                                             Amount
                                                        ---------------
                                     2003               $       624,937
                                     2004                        42,364
                                     2005                     7,762,255
                                                        ---------------
                                                        $     8,429,556

Note 5 - Notes Payable - Related Parties

                                                 Maturity  Interest       June 30,        December 31,
                             Collateral            Date      rate          2003              2002
                         --------------------   --------   -------    --------------    -------------
                         2nd lien on 13.5
Affiliated entity        acres                    5/1/07     4.75%     $     200,000    $     200,000

                         3rd lien on 163
                         acres of
                         undeveloped land
Shareholder                                      3/31/04       18%           591,761          476,643

                         3rd lien on 163
                         acres of
                         undeveloped land
Shareholder                                      3/31/05       12%           747,772          711,773
                                                                       -------------    -------------
                                                                           1,539,533        1,388,416
Less: current portion
of long-term debt                                                           (591,761)        (476,643)
Long-term debt                                                         $     947,772    $     911,773
                                                                       =============    =============

Principal repayments for each of the next five years are as follows:

                                                             Amount
                                                        ---------------
                                     2003               $       591,761
                                     2004                             -
                                     2005                       747,772
                                     2006                             -
                                     2007                       200,000
                                                        ---------------
                                                        $     1,539,533


Note 6 - Preferred Stock

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:

                                                                                 Annual
                         Total Series                                           Dividends    Conversion
                          Authorized        Stated Value       Voting           per Share       Rate
                         ------------      -------------     ----------        ---------     ----------
Series A                    1,000,000            $ 10.00         Yes              $ 0.12       10 to 1
Series B                        2,500             100.00         Yes                0.12       20 to 1
Series C                       28,000             100.00         Yes                0.04       20 to 1


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

Series C Preferred Stock

Voting Rights. Each holder of outstanding shares of Series C Preferred Stock shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock held by such holder are convertible.

Redemption. If, on or after the date five (5) years after the Original Issue Date, any shares of Series C Preferred Stock shall be then outstanding, American Leisure shall have the right to redeem.

Mandatory Redemption. If, on or after the date five (5) years after the Original Issue Date, any shares of Series C Preferred Stock shall be then outstanding, one or more holders of the then-outstanding shares of Series C Preferred Stock ("Electing Holders") shall have the right to require American Leisure to redeem all (but not less than all) such outstanding shares held by such holder; provided, however, that in the event that less than 4,770 shares of Series C Preferred Stock shall have been converted into Common Stock prior to the date that is five (5) years from the Original Issue Date that such right to require the redemption of the Series C Preferred Stock shall arise on and after the date that is six (6) years from the Original Issue Date.

Conversion is up to 20 for 1 based on the market price.

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

The Company believes that the terrorist attacks on September 11, 2001 in the United States, the recent hostilities in the Middle East and other world events that have decreased the amount of vacation and corporate air travel by Americans, but have not materially changed the companies business plan. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events will not have a material adverse impact on the Company's future results of operations.

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

Introduction

The character and holdings of the Company has changed substantially since the preceding fiscal year as set forth below. During the second quarter of the Companies previous fiscal year it acquired certain companies to enter into the travel and tourism and vacation resort industry. The readers of the current un-audited quarterly statements are referred to the Company's last Form 10Q-SB as filed and any subsequent Form 8-K(s) for a more in-depth view of the Company's financial position, results of operations, changes in cash flows and new businesses. Accordingly, management's discussion as set forth below focuses primarily on the period from June 14, 2002 to June 30, 2003.

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

Sunstone Golf Resort, Inc.  ("SGR")
-----------------------------------

SGR is currently in the final planning stage as a 960-unit vacation destination resort in Orlando, Florida. Development is scheduled to commence in winter of 2003 with the first vacation investment properties estimated to be delivered in the summer of 2004. It is expected that the horizontal construction finance and resort amenities will be funded via a CDD bond placement. AMLH intends to provide development, guarantees and financing support for the development of the resort so that it will become one of many fine vacation destinations to be owned by AMLH.

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

American Leisure Marketing & Technology, Inc. ("ALMT)
-----------------------------------------------------

ALMT has acquired the assets of a sophisticated, state of the art communications center. The communications center facilities are as up to date as can be imagined, with all technology linked to the Internet. This allows the Customer Service representative to respond to the individual consumer with accuracy, speed and knowledge, thus providing the consumer with relevant and immediate information that is extraordinarily recent. This technological capacity allows American Leisure Marketing & Technology, Inc. to market the products and services of HTS, AMLH, and American Travel & Marketing, as well as third parties, in a cost effective, all encompassing way. This resource will be offered to the 3,000 HTS affiliated travel agencies, providing an unsurpassed service to the hundreds of major corporate clients, in real time telephony and web based applications via the upgrade of equipment to IP technology.

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

LIQUIDITY

During the three months ended June 30, 2003, the Company's working capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

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

Additionally, the Company refinanced its subsidiaries ' Orlando property in March of 2003 and repaid loans that it had borrowed since February 2000 at high rates of interest. It obtained a $6,000,000 loan that the Company believes will enable it to further develop the property by finalizing its revised planning, engineering and permitting for an increase from 799 to 960 vacation properties.


Management has made certain loan requests from several banking institutions that it believes will be funded. However, discussions are in the preliminary stages and have not yet been approved by any lending institution.

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

The Company, in the quarter ended June 30, 2003, opened up a new call center in Tamarac, South Florida, which it believes after ninety days will be a profitable operation and will provide the required cash flow to fund its own expansion and operations. However, due to the nature of the industry the Company is currently operating in, and the do not call legislation which has recently been enacted, the management cannot predict that it will necessarily achieve the level of operations needed to provide the cash flow it requires to expand its operations.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may from time to time become subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of its real estate. The Company believes that the litigation proceeding discussed below is incidental to its business.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuance of Senior Securities

On June 14, 2002, in connection with the closing of the acquisition of American Leisure Corporation (formerly American Leisure Holdings, Inc.) ("ALC"), we authorized the issuance of 10,000,000 Preferred shares that could be split into different classes of Preferred shares. AMLH has created three new series of its preferred stock and issued shares of Series A & B in 2002 and Series C of these Series of shares in 2003. For the full details of the rights and designations of each class of Preferred Stock the investor is advised to read the appropriate 8K or the attachments to our 10K, which gives full disclosure. In June 2002,we authorized the issuance of 1,000,000 Series A Preferred Shares of which 880,000 were issued to certain debt holders of ALC. Our Series A Preferred Stock has the following rights, privileges and preferences:

Series A Preferred Stock.

AMLH has designated 1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share. As of June 30, 2003, 880,000 shares of Series A preferred stock were issued and outstanding.

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

Series C Preferred Stock

AMLH has designated 28,000 shares of Series C convertible preferred stock, par value $0.01 per share. No shares of Series C convertible preferred stock were outstanding on December 31, 2002. 27,189 of these shares were issued on January 29, 2003 and are outstanding at June 30, 2003.

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

Sales of Our Equity Securities Not Registered Under the Securities Act of 1933.

On May 15, 2002, our Board of Directors authorized the issuance of 20,000 shares of our common stock to Tripoint Capital in connection with its compensation for advisory services provided to us. These securities were sold under the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated under the Act. Neither we nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or general advertising. Tripoint Capital represented in writing that it acquired the securities for its own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On May 20, 2002, our Board of Directors authorized the issuance of up to 3,000,000 shares of our common stock pursuant to a private placement at the purchase price of $1.50 per share. We sold 36,009 shares in such private placement. These securities were sold under the exemptions from registration provided by Regulation S promulgated under the Securities Act (the "Act").

Neither we, nor any person acting on our, behalf offered or sold the securities by means of any form of general solicitation or general advertising. Each investor represented in writing that he or she acquired the securities for his or her own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On May 20, 2002, our Board of Directors authorized the issuance of 5,000 shares of our common stock to James Leaderer in connection with his compensation for serving as our president and chief executive officer. These securities were sold under the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated under the Act. Neither we, nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Mr. Leaderer represented in writing that he acquired the securities for his own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On June 14, 2002, we completed the acquisition of American Leisure Corporation (formerly American Leisure Holdings, Inc.)("ALC"). The acquisition was completed by the purchase of 99% of the outstanding capital stock of ALC. As consideration, we issued 880,000 shares of our Series A Preferred Stock and 4,819,665 shares of our common stock. These securities were sold under the exemptions from registration provided by Section 4(2) of the Act and Regulation D and Regulation S promulgated under the Act. Neither we, nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Each purchaser represented in writing that he or she acquired the securities for his or her own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On August 6, 2002 we completed the acquisition of various call enter equipment. As consideration, we issued 2,500 shares of our Series B Preferred Stock. These securities were sold under the exemptions from registration provided by Section 4(2) of the Act and Regulation D and Regulation S promulgated under the Act. Neither we, nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Each purchaser represented in writing that he or she acquired the securities for his or her own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On January 29, 2003 we completed the acquisition of various call center equipment. As consideration, we issued 27,189 shares of our Series C Preferred Stock and 114,000 Common shares. These securities were sold under the exemptions from registration provided by Section 4(2) of the Act and Regulation D and Regulation S promulgated under the Act. Neither we, nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Each purchaser represented in writing that he or she acquired the securities of his or her own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2002, a shareholder owning a majority of our outstanding common stock, acting by written consent, appointed James Leaderer to serve as our sole director.

On May 11, 2002, our sole director authorized the adoption of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and recommended that holders of record of our common stock as of May 13, 2002, approve, by written consent, such adoption. On May 13, 2002, a shareholder owning a majority of our outstanding common stock, acting by written consent, approved the adoption of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, copies of which were annexed to a prior Form 10-QSB as exhibits.

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

ITEM 5.  OTHER INFORMATION

Form 8-K; Item 4; Changes in Registrant's Certifying Accountants

On August 12, 2002, we appointed the accounting firm of Marc Lumer & Company of San Francisco, California, as the principal independent accountants for the quarters ended June 30, 2002 and September 30, 2002 and for the fiscal year ended December 31, 2002 to replace J.S. Osborn, P.C. who was dismissed as the principal independent accountants effective with such appointment. The decision to change the principal independent accountants was not approved by our Board of Directors. In November, we appointed Malone & Bailey, PLLC to be our principal auditors for the quarter ended September 30, 2002, to restate the June 30, 2002 financials and audit the fiscal year ended December 31, 2002 financial statements.

During the two most recent fiscal years and interim period subsequent through the quarter ended March 31, 2002, there have been no disagreements with J.S. Osborn, P.C. or Marc Lumer & Company, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any other reportable events.

J.S. Osborn, P.C.'s report on the financial statements for each of the past two years contained a qualification about our ability to continue as a going concern. Except for the foregoing going concern qualification, J.S. Osborn, P.C.'s report on the financial statements for each of the last two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section906 of The Sarbanes-Oxley Act of 2002

I, L. William Chiles, Chief Executive Officer of American Leisure Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.

Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

I, Malcolm J. Wright, Chief Financial Officer of American Leisure Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits. None

        (b)  Reports on Form 8-K. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN LEISURE HOLDINGS, INC.


Dated: August 7, 2003    By:   /s/ L. William Chiles
                            ----------------------------
                            L. William Chiles
                            Chief Executive Officer

Dated: August 7, 2003    By:  /s/ Malcolm J. Wright
                            ----------------------------
                            Malcolm J. Wright
                            Chief Financial Officer