Form 10QSB/A
period 2003-06-30
AMERICAN LEISURE HOLDINGS INC
filed 2003-09-12
CIK 1124197

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

FORM 10-QSB JUNE 30, 2003

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

Date: September 12, 2003
                                                /s/  L. William Chiles
                                                ----------------------------
                                                     L. William Chiles
                                                     Chief Executive Officer

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

Date: September 12, 2003
                                                    /s/ Malcolm J. Wright
                                                    -------------------------
                                                        Malcolm J. Wright
                                                        Chief Financial Officer


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





                                                AMERICAN LEISURE HOLDINGS, INC.
                                                -------------------------------
                                                (Registrant)

Date: September 12, 2003
                                                /s/  L. William Chiles
                                                ----------------------------
                                                     L. William Chiles
                                                     Chief Executive Officer


Date: September 12, 2003
                                               /s/  Malcolm J. Wright
                                               ----------------------------
                                                    Malcolm J. Wright
                                                    Chief Financial Officer