Form 10QSB
period 2003-09-30
AMERICAN LEISURE HOLDINGS INC
filed 2003-11-19
CIK 1124197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2003, there were 7,488,983 shares of the Registrant's common stock, par value $0.001 issued and outstanding.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ................................................F-1
Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations..............................................5

Item 3. Controls and Procedures...............................................15

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................15
Item 2. Changes in Securities and Use of Proceeds.............................16
Item 3. Defaults Upon Senior Securities.......................................23
Item 4. Submission of Matters to a Vote of Security Holders...................23
Item 5. Other Information.....................................................23
Item 6. Exhibits and Reports on Form 8-K......................................23

Special Note Regarding Forward Looking Information

References in this report to "we" and "our" are to American Leisure Holdings, Inc. (herein after referred to as "AMLH" and its wholly-owned subsidiaries, American Leisure, Inc., Advantage Professional Management Group, Inc., Sunstone Golf Resort, Inc., American Leisure Marketing & Technology, Inc., American Travel & Marketing Group, Inc., American Leisure Homes, Inc., Florida Golf Group, Inc., I-Drive Limos Inc., Orlando Holidays, Inc., Welcome to Orlando, Inc., Pool Homes Managers, Inc., Leisureshare International Ltd, Leisureshare International Espanola S.A. and Caribbean Leisure Marketing, Ltd, American Access Telecommunications Corporation, American Switching Technologies Inc. which collectively may also be referred to herein as the "Company".

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2003
 and December 31, 2002.......................................................F-1
Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2003, the three months ended September 30, 2002, inception through September 30, 2002 and  2003..............................F-2
Condensed Consolidated Statements of Cash Flows
 for the nine months ended September 30, 2003 and
 Inception through September 30, 2002 and 2003...............................F-3
Notes to Interim Condensed Consolidated Financial Statements.................F-4

                         AMERICAN LEISURE HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Nine Months     Inception
                                                                    Ended          Through
                                                                 September 30,   September 30,
                                                                     2003           2002
                                                                  -----------    -----------
Unaudited   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $(1,478,606)   $   (94,713)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                            305,349          1,237
          Changes in assets and liabilities:
             Decrease in receivables                                  (76,688)             -
             (Increase) in advances receivable                       (392,846)        43,700
             (Increase) in prepaid and other assets                    25,089              -
             (Increase) in deposits and other                         (31,455)             -
             Increase in accounts payable and accrued expenses        143,212         90,275
                                                                  -----------    -----------
             Net cash used in operating activities                 (1,505,945)        40,499
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Increase) in investment in non-consolidated subsidiaries             -        (14,667)
      Capitalization of real estate carrying costs                 (1,907,983)      (435,044)
     Acquisition of fixed assets                                     (464,827)             -
                                                                  -----------    -----------
             Net cash used in investing activities                 (2,372,810)      (449,711)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                    4,422,208        413,754
     Proceeds from notes payable-related parties                     (446,656)             -
     Proceeds from shareholder advances                               242,365         48,931
                                                                  -----------    -----------
             Net cash provided by financing activities              4,217,917        462,685
                                                                  -----------    -----------

             Net Increase (decrease) in Cash                          339,162         53,473

CASH AT BEGINNING PERIOD                                               50,499          4,957
                                                                  -----------    -----------

CASH AT END OF PERIOD                                             $   389,661    $    58,430
                                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                       $   180,000     $       -
                                                                  ===========    ===========
     Cash paid for income taxes                                   $        -      $       -
                                                                  ===========    ===========

NON-CASH TRANSACTION

     Stock issued in exchange for assets                          $ 2,850,000    $        -
                                                                  ===========    ===========

     Stock issued in exchange for goods and services              $         -    $   250,000
                                                                  ===========    ===========


                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                                             September 30,     December 31,
                                                                                 2003            2002
                                                                              ------------    ------------
                                                                               Unaudited         Audited
CURRENT ASSETS:
    Cash                                                                      $    389,661    $     50,499
    Accounts receivable                                                             76,688               -
    Advances receivable                                                            392,846               -
    Prepaid expenses and other                                                       6,004          31,093
                                                                              ------------    ------------
             Total Current Assets                                                  865,199          81,592
                                                                              ------------    ------------


PROPERTY AND EQUIPMENT, NET, at cost                                             3,314,509         295,031
                                                                              ------------    ------------

ASSETS HELD FOR SALE                                                                     -       2,018,638
                                                                              ------------    ------------

LAND HELD FOR DEVELOPMENT                                                       13,972,626      10,056,005
                                                                              ------------    ------------

OTHER ASSETS
     Investment                                                                    635,886         635,886
    1913 Mercedes Benz                                                             500,000         500,000
     Other                                                                          63,221          31,766
                                                                              ------------    ------------
             Total Other Assets                                                  1,199,107       1,167,652
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $ 19,351,441    $ 13,618,918
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable                   $  1,213,496    $  1,719,606
     Current maturities of notes payable-related parties                           741,760         476,643
     Accounts payable and accrued expenses                                         965,444         822,232
     Shareholder advances                                                        1,112,397         870,032
                                                                              ------------    ------------
             Total Current Liabilities                                           4,033,097       3,888,513

Long-term debt and notes payable                                                 8,604,238       3,675,920
Notes payable-related parties                                                      200,000         911,773
Mandatorily redeemable preferred stock, 28,000 shares authorized;
    $.01 par value; 27,189 Series "C" shares issued and outstanding at
    September 30, 2003 and 0 at December 31, 2002                                2,718,900               -
                                                                              ------------    ------------

             Total liabilities                                                  15,556,235       8,476,206
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value; 880,000
       Series "A" shares issued and outstanding at
       September 30, 2003 and December 31, 2002                                      8,800           8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,500 Series "B" shares issued and outstanding at
       September 30, 2003 and December 31, 2002                                         25              25
     Capital stock, $.001 par value; 100,000,000 shares authorized;
       6,638,983 and 6,524,983 shares issued and outstanding at
       September 30, 2003 and December 31, 2002                                      6,639           6,525
     Additional paid-in capital                                                  5,869,838       5,738,852
     Accumulated (deficit)                                                      (2,090,096)       (611,490)
                                                                              ------------    ------------
             Total Stockholders' Equity                                          3,795,206       5,142,712
                                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 19,351,441    $ 13,618,918
                                                                              ============    ============

                         AMERICAN LEISURE HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Nine Months     Inception
                                                                     Ended         Through
                                                                  September 30,  September 30,
                                                                      2003           2002
                                                                  -----------    -----------
                                                                   Unaudited      Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $(1,478,606)   $   (94,713)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                            305,349          1,237
          Changes in assets and liabilities:
             Decrease in receivables                                  (76,688)             -
             (Increase) in advances receivable                       (392,846)        43,700
             (Increase) in prepaid and other assets                    25,089              -
             (Increase) in deposits and other                         (31,455)             -
             Increase in accounts payable and accrued expenses        143,212         90,275
                                                                  -----------    -----------
             Net cash used in operating activities                 (1,505,945)        40,499
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Increase) in investment in non-consolidated subsidiaries             -        (14,667)
      Capitalization of real estate carrying costs                 (1,907,983)      (435,044)
     Acquisition of fixed assets                                     (464,827)             -
                                                                  -----------    -----------
             Net cash used in investing activities                 (2,372,810)      (449,711)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                    4,422,208        413,754
     Proceeds from notes payable-related parties                     (446,656)             -
     Proceeds from shareholder advances                               242,365         48,931
                                                                  -----------    -----------
             Net cash provided by financing activities              4,217,917        462,685
                                                                  -----------    -----------

             Net Increase (decrease) in Cash                          339,162         53,473

CASH AT BEGINNING PERIOD                                               50,499          4,957
                                                                  -----------    -----------

CASH AT END OF PERIOD                                             $   389,661    $    58,430
                                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                       $   180,000            $ -
                                                                  ===========    ===========
     Cash paid for income taxes                                           $ -            $ -
                                                                  ===========    ===========

NON-CASH TRANSACTION

     Stock issued in exchange for assets                          $ 2,850,000            $ -
                                                                  ===========    ===========

     Stock issued in exchange for goods and services                      $ -    $   250,000
                                                                  ===========    ===========


AMERICAN LEISURE HOLDINGS, INC.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2003

Note A - Presentation
---------------------

The balance sheets of the Company as of September 30, 2003, the related consolidated statements of operations for the nine months ended September 30, 2003 and inception through September 30, 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and inception through September 30, 2002, included in the financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2002, Form 10-KSB and the Company's Forms 8K & 8-K/A filed June 28, 2002 and October 2, 2002.

Note B - Accounting Change
---------------------------

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Immediately, American Leisure adopted FAS 150 and reclassified its Series C preferred stock to long-term liabilities. There was no cumulative effect of this accounting change. The accounting change did not have an effect on revenue and quarterly earnings during 2002.

NOTE C - REVENUE RECOGNITION

American Leisure recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time services are performed.


Note D - Property and equipment, net
---------------------------------------------------

At September 30, 2003, property and equipment consisted of the following:

                                                        Useful
                                                         Lives                Amount
                                                     --------------    ------------------
Computer equipment                                      3-5             $      19,020
Automobile                                                5                    6,000
Furniture & fixtures                                    5-7                   14,179
Leasehold improvements                                    5                  115,103
Telecommunications equipment                              7                 3,501,467
                                                                        -----------------
                                                                            3,655,769
Less: accumulated depreciation and amortization                               341,260
                                                                        ------------------
                                                                        $   3,314,509
                                                                        ==================



Depreciation expense for the period ended September 30, 2003 was $303,445.

Note E - Assets Held for Sale
------------------------------

Advantage Professional Management Group, Inc.

American Leisure's management determined that this company's property's best use was for its commercial development and has reclassified it to land held for development as the land is no longer for sale (see below).



NOTE F - LONG-TERM DEBT AND NOTE PAYABLE




                                                   Maturity      Interest      September 30,        December 31,
                            Collateral               Date           rate            2003                2002

                     -------------------------    ---------      ---------    -----------------   ---------------
Individual           Unsecured                     3/31/04   (a)      10%       $   86,000           $        0

Financial            Unsecured                     3/31/04   (a)       6%          500,000
Institution                                                                                                   0

Equipment            Equipment                     3/31/05   (b)  12%-18%           64,717
Third party                                                                                                   0
entities

Mortgage Company     1st lien on 13.5 acres         6/1/03   (a)      16%          600,000              600,000
                     commercial property
Financial            1st lien on 163 acres          4/1/05   (a)      12%        6,000,000                    0

Third party          3rd lien on 13.5 acres         5/1/03   (a)      10%                0              172,031
entity

Individual           1st lien on 163 acres         3/31/03   (a)      16%                0              947,575
                     of undeveloped land

Individual           2nd lien on 163 acres         3/31/05   (a)      12%                0            1,777,576
                     of undeveloped land

Individual           2nd lien on 163 acres         3/31/05   (a)      12%
                     of undeveloped land

                                                                                 1,804,598            1,898,344
                                                                               -------------        ------------
                                                                                                      5,395,526
                                                                                 9,055,315
Less: current portion of long-term debt                                         (1,213,496)          (1,719,606)
                                                                               -------------        -------------
Long-term debt                                                                 $  7,841,819        $  3,675,920
                                                                               =============        =============

Principal repayments for each of the next five years are as follows:

                                                  Amount
                                              ----------------
                      2003                    $     1,213,496
                      2004                             37,221
                      2005                          7,804,598
                                              ---------------
                                                  $ 9,055,315
                                              ===============

(a) Principle and interest due at maturity.
(b) Principle and interest due in monthly payments of $2,890 per month until paid in full.

NOTE G - NOTES PAYABLE - RELATED PARTIES




                                                   Maturity       Interest    September 30,         December
                            Collateral               Date            rate          2003                31,
                                                                                                      2003
                     -------------------------    ----------      ---------   ---------------    --------------
Affiliated           2nd lien on 13.5 acres          5/1/07  (a)    4.75%      $    200,000        $    200,000
entity

Shareholder          2rd lien on 163 acres          3/31/03  (a)      18%           741,760             476,643
                     of undeveloped land and
                     UCC1 on call center
                     equipment

Shareholder          3rd lien on 163 acres
                     of undeveloped land

                                                    3/31/05  (a)      12%           762,419             711,773
                                                                              -------------        ------------

                                                                                                      1,388,416
                                                                                  1,704,179
Less: current portion of long-term debt                                            (741,760)           (476,643)
                                                                              -------------       -------------
Long-term debt                                                                $     962,419        $    911,773
                                                                              ==============      =============


Principal repayments for each of the next five years are as follows:

                                                Amount
                                          ----------------
                  2003                    $       741,760
                  2004                                  -
                  2005                            762,419
                  2006                                  -
                  2007                            200,000
                                          ---------------
                                              $ 1,704,179
                                          ===============

(a) Principle and interest due at maturity.

Note H - Preferred Stock

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:


                                                                       Annual
                         Total Series    Liquidation                  Dividends       Conversion
                         Authorized         Value          Voting     per Share         Rate
                         ------------   -------------    ----------   ----------       ------------
Series A                  1,000,000       $ 10.00            Yes        $ 0.12          10 to 1 or greater if share
price is less than $1
Series B                      2,500        100.00            Yes          0.12          20 to 1
Series C                     28,000        100.00            Yes          0.04          20 to 1


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

Certain Definitions, Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

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

General

The Company's vacation real estate operations are or will be managed by two business segments. One will develop, market and sell Vacation Ownership Interests in the Company's resorts, primarily through the Vacation/Travel Clubs, and the other (currently Sunstone Golf Resort, Inc.) will acquire tracts of real estate suitable for vacation resort properties, which will be subdivided, improved and sold, typically on a retail basis as vacation home sales.

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

The Company believes that the terrorist attacks on September 11, 2001 in the United States, the recent hostilities in the Middle East and other world events that have decreased the amount of vacation and corporate air travel by Americans, but have not materially changed the company's business plan. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events will not have a material adverse impact on the Company's future results of operations.

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

Introduction

The character and holdings of the Company has changed substantially since the preceding fiscal year as set forth below. During the second quarter of the Companies previous fiscal year it acquired certain companies to enter into the travel and tourism and vacation resort industry. The readers of the current un-audited quarterly statements are referred to the Company's last Form 10Q-SB, 10K-SB as filed and any subsequent Form 8-K(s) for a more in-depth view of the Company's financial position, results of operations, changes in cash flows and new businesses. Accordingly, management's discussion as set forth below focuses primarily on the period from June 14, 2002 to September 30, 2003.

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

Sunstone Golf Resort, Inc.  ("SGR")
-----------------------------------

SGR is currently in the final engineering stage as a 971-unit vacation destination resort in Orlando, Florida. It received revised planning for the development on July 8, 2003 and the site is currently being fully engineered. During the summer of 2003 the Company finalized the designs for the vacation townhomes and Condo's and prepared the drafts for its sales literature, and continued to work with its professional team on establishing the CDD District.
Development is scheduled to commence in the Spring of 2004 with the first vacation investment properties estimated to be completed in the last quarter of 2004. Proforma sales for the resort are expected to exceed $222,000,000 over the next seventy-two month period. It is expected that the horizontal construction and resort amenities will be funded via a CDD Bond placement. AMLH intends to provide development, guarantees and financing support for the development of the resort so that it will become one of many fine vacation destinations to be owned by AMLH.

The CDD District was established as the Westridge Community Development District on September 8, 2003. On October 30, 2003 the District received court permission to issue up to $65,000,000 of Bonds. On November 6, 2003 the District issued a preliminary offering statement to issue three series of bonds totaling $35,230,000. If the Bond offering is successful, the Bonds proceeds will be used to (i) finance the cost of acquiring, constructing and equiping the project;
(ii) pay certain costs associated the issuance of the Bonds; (iii) make a deposit into the Series 2003 Reserve Account for the benefit of all of the Bonds; and (iv) pay a portion of the interest to become due on the Bonds. Upon the issuance of the Bonds, burdens will be placed on the Company in respect to the Company's liability to pay future CDD assessments on any unsold lots after the initial 24-month interest reserve has been exhausted. The company will be also required to amongst other matters, to reduce the first mortgage on the property to $4,000,000 and to establish a Developers third year interest reserve account in the sum of $3,000,000 with an initial deposit of $2,000,000 due as a condition of the Bonds draw down and thereafter an appropriation of $6,500 from the sale proceeds of each unit until the sum of $3,000,000 has been received into the Developers Interest Account. For full details of this and other liabilities contingent or otherwise being placed upon the Company please see the Company's website at www.americanlesiureholdings.com


American Travel & Marketing Group, Inc. ("ATMG")
------------------------------------------------

We believe that ATMG will generate significant travel business through the creation of clubs comprised of affinity-based travelers. ATMG has developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. AMTG is poised to secure a significant market share of the affinity-travel marketing segment. As the proprietor and manager of clubs it creates, ATMG anticipates revenue from annual membership fees and commissions earned on the sale of travel services once the infrastructure has been finalized to communicate and sell to its affinity-based club databases. The value added to ATMG programs by being a part of the AMLH family includes the sales opportunities to HTS corporate clients, the fulfillment capacity of the bulk buying power of HTS and the hotel/resort assets to be provided by AMLH through its resort division.

Once the infrastructure has been finalized in conjunction with American Leisure Marketing & Technology, Inc., to communicate and sell to its affinity-based club databases, we anticipate that ATMG will derive revenue from annual membership fees and commissions earned from ALI on the sale of packaged travel services.

American Leisure Marketing & Technology, Inc. ("ALMT)
-----------------------------------------------------

ALMT has acquired the assets of a sophisticated, state of the art communications center. The communications center facilities are as up to date as can be imagined, with all technology linked to the Internet. This allows the Customer Service representative to respond to the individual consumer with accuracy, speed and knowledge, thus providing the consumer with relevant and immediate information that is extraordinarily recent. This technological capacity allows American Leisure Marketing & Technology, Inc. to market the products and services of HTS, AMLH, and American Travel & Marketing, as well as third parties, in a cost effective, all encompassing way. This resource will be offered to the 3,000 HTS affiliated travel agencies, potentially providing an unsurpassed service to the hundreds of major corporate clients, in real time telephony and web based applications via the upgrade of its equipment to IP technology.

Antigua - Caribbean Leisure Marketing Ltd. ("CLM")
--------------------------------------------------------

During September 2003, forming part of the company's negotiations with Stanford Venture Capital Holdings, Inc. the Company agreed with Stanford to form a new Company in Antigua, West Indies and to acquire the assets of a call center previously run by another Stanford Portfolio company. Stanford agreed to advance the sum of $2,000,000 for the Company's call centers working capital and equipment needs as part of a $6,000,000 5-year convertible loan (see below). Once the assets in Antigua have been acquired and upgraded, the center will be linked via Satellite to ALMT's call center in Tamarac to take advantage of the state of the art technology available in this center and to run various inbound and outbound marketing campaigns for group and third party companies. In October 2003, the Company formed Caribbean Leisure Marketing, Ltd. in Antigua as a subsidiary of Leisureshare International Ltd. The Company envisages that this center will be operational on December 1, 2003.

HTS Holdings, Inc. ("HTS")
---------------------------------------------------

In July 2002, the Company entered into a option to acquire a controlling interest of HTS Holdings, Inc. (HTS), the parent to, among other companies, Hickory Travel Services, Inc. which will focus on the fulfillment of all of our companies' travel needs. The purchase is now finalized and was effective as of October 1, 2003. Mr. Bill Chiles will remain as President and CEO of HTS and Chairman of the Company. During the last quarter of 2003, and in conjunction with the senior management of HTS, the Company expects to complete an extensive review of all HTS companies with effect to revising and improving where possible its current methods of doing business with a view to achieving increased profit margins for HTS companies and its member base. HTS has a very seasonal business and makes substantial trading losses during the first three quarters of the year and a significant profit in the last quarter, normally sufficient to throw it into an overall profit for the year. The Company intends to introduce the opportunity to HTS the opportunity of acquiring additional product lines for its member base to market and sell, with a view to reducing or eliminating its seasonal fluctuation in its profitability and to increase the profit margins for both HTS and its members. The Company intends to provide HTS the additional resources to expand its leading edge technology, increase the marketing of its preferred supplier programs and expand those relationships. The Company will also seek to expand HTS's transaction processing capabilities via the aid of the state of the art technology already in place with AMLT, to better serve HTS's agency partners and their clients.

Advantage Professional Management Group, Inc. ("APMG")
-------------------------------------------------------------

On July 8, 2003, APMG received revised planning on its property to establish the property with TCX (town center) zoning. The planning permission was conditional upon its approval by the Secretary of State in Tallahassee. The Company expects to receive this approval on December 19, 2003.

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

Cash Flow Requirements

We will require substantial capital to adequately finance our proposed acquisitions, meet our obligations under our business model, and provide for our working capital. We anticipate that we will require approximately $15 million over the next twelve months to fully implement our business model. We anticipate that we will use such funds as follows:

         Program Development and Implementation Costs          $ 5,500,000
         Acquisitions                                          $ 5,000,000
         Payoff Debt                                           $ 2,500,000
         Working Capital                                       $ 2,000,000

OPERATIONS

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

The Company, in the quarter ended June 30, 2003, opened up a new call center in Tamarac, Florida, which it believed after ninety days would be a profitable operation and would provide the required cash flow to fund its own expansion and operations. However, due to the nature of the industry the Company is currently operating in, and the do not call legislation which has recently been enacted, the management cannot currently predict that it will necessarily achieve the level of operations needed to provide the cash flow it requires to expand or make profitable its operations.

Until the capital is obtained to enter into its planned operations discussed above, the Company will need additional capital.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002 AND INCEPTION THROUGH SEPTEMBER 30, 2002

For the nine months ended September 30, 2003, the Company realized a loss of $1,478,606 with revenues of approximately $200,000 from its call center and general and administrative expenses of approximately $1,373,000. For the nine months ended September 30, 2002, the Company realized a loss of approximately $95,000 with no revenues and general, administrative and interest expenses of approximately $93,000.

The costs and expenses for the nine months ended September 30, 2003 totaled $1,678,000 which consisted of general and administrative expenses of approximately $1,373,000 and depreciation expense of approximately $305,000. The expenses for the inception through September 30, 2002 consisted primarily of general and administrative expenses of approximately $93,000 and depreciation expense of approximately $1,000.

The Company's net loss from continuing operations before income taxes for the nine months ended September 30, 2003 was $1,479,000 compared to a net loss of

$95,000 for inception through September 30, 2002. The net loss per share for the periods ended September 30, 2003 and 2002 were $0.22 and $0.09, respectively.

For the three months ended September 30, 2003, the Company realized a loss of $595,000 with revenues of approximately $164,000 and general and administrative expenses of approximately $629,000. For the three months ended September 30, 2002, the Company realized a loss of approximately $95,000 with no revenues and general, administrative and interest expenses of approximately $93,000.

The costs and expenses for the three months ended September 30, 2003 totaled $759,000 which consisted of general and administrative expenses of approximately $629,000 and depreciation expense of $130,000. The expenses for the three months ended September 30, 2002 consisted primarily of general and administrative expenses of approximately $93,000 and depreciation expense of approximately $1,000.

The Company's net loss from continuing operations before income taxes for the three months ended September 30, 2003 was $595,000 compared to a net loss of $95,000 for the three months ended September 30, 2002. The net loss per share for the periods ended September 30, 2003 and 2002 were $0.09 and $0.01, respectively.

At September 30, 2003, the Company had an accumulated deficit of $2,090,000 compared to $611,000 at December 31, 2002. This increase in the accumulated deficit is due primarily to the Company's cost of operating itself and its subsidiaries.


LIQUIDITY

During the three months ended September 30, 2003, the Company's working capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. The Company does not currently have sufficient capital in its accounts, to assure its ability to meet its current obligations or to continue its planned operations, however it is in the course of finalizing the legal documentation to close on the Stanford loan (see below) which when closed will be sufficient for most of its existing capital needs through 2004. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is however no assurance that any capital raising or any of its planned activities will be successful.

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

Additionally, the Company refinanced its subsidiaries ' Orlando property in March of 2003 and repaid loans that it had borrowed since February 2000 at high rates of interest. It obtained a $6,000,000 loan that was used to finalize the planning permission for 971 vacation properties, commence engineering drawings, finalize the site plans and vacation property layouts and pay the professional fees to establish the CDD District.

On October 11, 2003, the Company refinanced its subsidiary APMG Orlando property and repaid the first and second mortgages it borrowed in May 2002 totaling $800,000. It obtained a new $1,300,000 loan on the property secured by way of a first mortgage at an interest rate of 15% repayable on October 10, 2004, which will enable the Company to develop the property by finalizing its revised planning, engineering and permitting for commercial development. The company then plans to joint venture the property's re-development with an experienced commercial developer. The Company was successful in negotiating a $50,000 discount on the second mortgage due May 1, 2007. This mortgage was repaid on October 11, 2003 from the proceeds of the refinancing.

In September 2003 the company completed discussions with Stanford Venture Capital Holdings, Inc. and has agreed to borrow the sum of $6,000,000 as a five-year secured Convertible loan, convertible into common shares in the company at the option of Stanford at the rate of one share of common stock for $15 of loan. The blended rate of interest agreed was 6% and the security a second charge on the company's land holdings at a coverage rate not to exceed 100% of the excess MAI appraised value above any first mortgage. As additional consideration for this loan, the Company has agreed to issue Stanford a series of 5 year warrants upon the closing of the loan facility, 600,000 shares at $0.001 per share and 1,350,000 at $2.96 a share. Stanford has also agreed to subordinate their second mortgage to any future construction/development loans to be placed on the property in a first mortgage position. The loan is intended to inject $2,000,000 of working capital into Sunstone Golf Resort, Inc., Orlando, Florida, project "Tierra Del Sol", $2,000,000 into its travel related businesses and $2,000,000 into the Company's call centers businesses. The documents necessary for a closing are currently in the course of preparation. In the meantime Stanford has advanced the company a $2,000,000 short-term facility at the rate of 6% p.a. due and payable on March 31, 2004. This short-term facility is also personally guaranteed by Malcolm J Wright and Bill Chiles and is additionally secured on their stock of the Company. Mr. Wright's 845,733 shares and Mr. Chiles 850,000 shares. The Company has also indemnified Mr.
Wright and Mr. Chiles against any and all losses they may incur as a result of their personal guarantees. The Company expects to complete the loan documents with Stanford before the end of the fourth quarter.

The company drew down the $2,000,000 facility as to $500,000 in September 2003, $1,165,000 in October 2003, and $335,000 in November 2003. The proceeds were used to (i) Pay various payments for the Antigua and Tamarac call centers and their working capital needs totaling $960,000 (ii) Loan HTS the sum of $320,000
(iii) Loan SGR the sum of $230,000 (iv) Loan ATMG the sum of $45,000 (v) the balance representing the groups working capital cash reserve until closing of the overall facility.

Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and actively pursue its planned business activities.


ITEM 3. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evalutation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to wich this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
In the ordinary course of its business, the Company may from time to time become subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of its real estate. The Company believes that substantially all of the above are incidental to its business.

The Company became a defendant in an action that was filed in Orange County, Florida. In June, 2001, Rock Investment Trust, P.L.C., a British limited liability company, and RIT, L.C., a related Florida limited liability company, filed suit against Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc., seeking either the return of an alleged $500,000 investment or ownership interest in one or more of the defendant entities equivalent to the alleged investment amount. Defendants have denied all claims and Mr. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc. have counterclaimed against Rock Investment Trust and its principal, Roger Smee, seeking damages in excess of $10 million, assuming success on all aspects of the litigation. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remains to be done, based on the status of the record developed thus far, counsel believes that Rock Investment Trust's and RIT's claims are without merit and that the counterclaim will be successful. The amount of damages, which may be recovered on the counterclaim, is subject to a variety of factors and considerations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 17, 2003 effective October 1, 2003, our Board of Directors authorized the issuance of 850,000 shares of our common stock to William L Chiles in connection with the acquisition of his stock held in HTS Holdings, Inc.. These securities were issued under the exemptions from registration provided by Section 4(2) of the Act and Regulation D promulgated under the Act. Neither we, nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Mr. Chiles represented in writing that he acquired the securities for his own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.


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

On June 8, 2002, our sole director authorized the adoption of the amendment to our Amended and Restated Articles of Incorporation and recommended that holders of record of our common stock as of June 9, 2002, approve, by written consent, such adoption. On June 9, 2002, shareholders owning a majority of our outstanding voting stock, acting by written consent, approved the adoption of the amendment to our Amended and Restated Articles of Incorporation, a copy of which was annexed to a prior Form 10-QSB as an exhibit.

ITEM 5.  OTHER INFORMATION

Acquisition of Common stock by Officers and Directors.

On September 17, 2003 effective October 1, 2003, our Board of Directors authorized the issuance of 850,000 shares of our common stock to William L Chiles, the Chairman of our board of Directors, in connection with the acquisition of his stock held in HTS Holdings, Inc. (see above).

During July 2003, James Hay Trustees Ltd of Rowanmoor House, 46-50 Castle Street, Salisbury, England SP1 3TS the trustees and managers of Thamesdale Properties Pension Fund, a self administered pension scheme set up in the 1980's under UK tax legislation for the benefit of Mr. Wright and others retirements acquired 302,000 common shares in the Company for 50,000 pounds sterling. James Hay acquired this for long-term investment. The shares were transferred into certificate form and removed from the Cede & Co list.

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

Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section906 of The Sarbanes-Oxley Act of 2002

I, L. William Chiles, Chief Executive Officer of American Leisure Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.

Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

I, Malcolm J. Wright, Chief Financial Officer of American Leisure Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None
(b) Reports on Form 8-K. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN LEISURE HOLDINGS, INC.


Dated: November 19, 2003         By:  /s/ L. William Chiles
                                      ---------------------------------
                                      L. William Chiles
                                      Chief Executive Officer

Dated: November 19, 2003         By:  /s/ Malcolm J. Wright
                                      ----------------------------------
                                      Malcolm J. Wright
                                      Chief Financial Officer