Form 10QSB/A
period 2003-09-30
AMERICAN LEISURE HOLDINGS INC
filed 2003-11-19
CIK 1124197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2003
 and December 31, 2002.......................................................F-1
Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2003, the three months ended September 30, 2002, inception through September 30, 2002 .......................................F-2
Condensed Consolidated Statements of Cash Flows
 for the nine months ended September 30, 2003 and
 Inception through September 30, 2002 .......................................F-3
Notes to Interim Condensed Consolidated Financial Statements.................F-4

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                     ASSETS
                                                                          September 30,         December 31,
                                                                               2003                 2002
                                                                          -------------         -------------
                                                                             Unaudited             Audited
CURRENT ASSETS:
    Cash                                                                   $    389,661         $     50,499
    Accounts receivable                                                          76,688                 --
    Advances receivable                                                         392,846                 --
    Prepaid expenses and other                                                    6,004               31,093
                                                                           ------------         ------------
             Total Current Assets                                               865,199               81,592
                                                                           ------------         ------------


PROPERTY AND EQUIPMENT, NET, at cost                                          3,314,509              295,031
                                                                           ------------         ------------

ASSETS HELD FOR SALE                                                               --              2,018,638
                                                                           ------------         ------------

LAND HELD FOR DEVELOPMENT                                                    13,972,626           10,056,005
                                                                           ------------         ------------

OTHER ASSETS
     Investment                                                                 635,886              635,886
    1913 Mercedes Benz                                                          500,000              500,000
     Other                                                                       63,221               31,766
                                                                           ------------         ------------
             Total Other Assets                                               1,199,107            1,167,652
                                                                           ------------         ------------

TOTAL ASSETS                                                               $ 19,351,441         $ 13,618,918
                                                                           ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable                $  1,213,496         $  1,719,606
     Current maturities of notes payable-related parties                        741,760              476,643
     Accounts payable and accrued expenses                                      965,444              822,232
     Shareholder advances                                                     1,112,397              870,032
                                                                           ------------         ------------
             Total Current Liabilities                                        4,033,097            3,888,513

Long-term debt and notes payable                                              8,604,238            3,675,920
Notes payable-related parties                                                   200,000              911,773
Mandatorily redeemable preferred stock, 28,000 shares authorized;
    $.01 par value; 27,189 Series "C" shares issued and outstanding at
    September 30, 2003 and 0 at December 31, 2002                             2,718,900                 --
                                                                           ------------         ------------

             Total liabilities                                               15,556,235            8,476,206
                                                                           ------------         ------------

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       880,000 Series "A" shares issued and outstanding at
       September 30, 2003 and December 31, 2002                                   8,800                8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,500 Series "B" shares issued and outstanding at
       September 30, 2003 and December 31, 2002                                      25                   25
     Capital stock, $.001 par value; 100,000,000 shares authorized;
       6,638,983 and 6,524,983 shares issued and outstanding at
       September 30, 2003 and December 31, 2002                                   6,639                6,525
     Additional paid-in capital                                               5,869,838            5,738,852
     Accumulated (deficit)                                                   (2,090,096)            (611,490)
                                                                           ------------         ------------
             Total Stockholders' Equity                                       3,795,206            5,142,712
                                                                           ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 19,351,441         $ 13,618,918
                                                                           ============         ============

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Nine Months        Inception        Three Months       Three Months
                                                                  Ended            Through             Ended             Ended
                                                               September 30,     September 30,     September 30,      September 30,
                                                                   2003              2002              2003               2002
                                                               -------------     -------------     --------------     -------------
                                                                Unaudited         Unaudited          Unaudited         Unaudited

REVENUES                                                       $   199,647        $      --          $   164,457        $      --
COST OF SALES                                                         --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

Gross margin                                                       199,647               --              164,457               --
                                                               -----------        -----------        -----------        -----------

EXPENSES:
    Depreciation and amortization                                  305,349              1,237            130,061              1,237
    General and administrative expenses                          1,372,904             93,476            629,357             93,476
                                                               -----------        -----------        -----------        -----------

TOTAL OPERATING EXPENSES                                         1,678,253             94,713            759,418             94,713
                                                               -----------        -----------        -----------        -----------

LOSS FROM  OPERATIONS BEFORE MINORITY INTERESTS                 (1,478,606)           (94,713)          (594,961)           (94,713)

Minority interests                                                    --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------


NET LOSS BEFORE INCOME TAXES                                    (1,478,606)           (94,713)          (594,961)           (94,713)

PROVISIONS FOR INCOME TAXES                                           --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

NET LOSS                                                       $(1,478,606)       $   (94,713)       $  (594,961)       $   (94,713)
                                                               ===========        ===========        ===========        ===========

NET LOSS PER SHARE:
      BASIC AND DILUTED                                        $     (0.22)       $     (0.01)       $     (0.09)       $     (0.01)
                                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                                          6,626,873          6,524,983          6,638,983          6,524,983
                                                               ===========        ===========        ===========        ===========

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