Form 10KSB
period 2003-12-31
AMERICAN LEISURE HOLDINGS INC
filed 2004-05-21
CIK 1124197

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                 YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Act). Yes [__] No [X].

The Registrant had $3,327,483 in gross revenues for the year ended December 31, 2003.

The aggregate market value of the Registrant's voting stock that was held by non-affiliates of the Registrant on May 10, 2004 was $5,825,981 based on the average bid and asked price of the Registrant's common stock on such date as reported on the Over the Counter Bulletin Board.

As of May 10, 2004, there were 7,767,974 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

                         AMERICAN LEISURE HOLDINGS, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K


                                     PART I

Item 1. Description of Business...............................................

Item 2. Description of Property................................................

Item 3. Legal Proceedings......................................................

Item 4. Submission of Matters to a Vote of Security Holders...................

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
            and Issuer Purchases of Equity Securities..........................

Item 6. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................

Item 6A. Quantitative and Qualitative Disclosures About Market Risk............

Item 7. Financial Statements and supplementary data............................

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................

                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..................

Item 10. Executive Compensation................................................

Item 11. Security Ownership of Certain Beneficial Owners and
              Management.......................................................

Item 12. Certain Relationships and Related Transactions........................

Item 13. Controls and Procedures...............................................

Item 14. Exhibits and Reports on Form 8-K......................................

SIGNATURES.....................................................................

Financial Statements ..........................................................

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

Terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business; The effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses; The effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our real estate related businesses; The accounting for effects of changes in current interest rates, Our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings; Competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors; Failure to reduce quickly our substantial technology costs and other overhead costs in response to a reduction in revenue, particularly in our computer reservations business; Our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster; Our ability to integrate and operate successfully acquired and merged businesses; Our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings; Competitive and pricing pressures in the travel industry, filing of bankruptcy by or the loss of business of any of our significant customers, Changes in laws and regulations, including changes in accounting standards, global distribution services rules, telemarketing and timeshare sales regulations, state and federal tax laws and privacy policy regulation.

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

You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us and our businesses in general. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                            MARKET AND INDUSTRY DATA

Market and industry data used throughout this Annual Report were obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include, without limitation, various industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified such market data. Similarly, our internal surveys, while believed by us to be reliable have not been verified by any independent sources. Accordingly, no assurance can be given that any such data will prove to be accurate.

ITEM 1 DESCRIPTION OF BUSINESS

References in this report to "we" and "our" are to American Leisure Holdings, Inc. (hereinafter referred to as "AMLH" and its wholly-owned and majority owned subsidiaries, American Leisure Corporation, American Leisure, Inc., American Professional Management Group, Inc., Sunstone Golf Resort, Inc., American Leisure Marketing & Technology, Inc., American Travel & Marketing Group, Inc., American Leisure Homes, Inc., Florida Golf Group, Inc., I-Drive Limos Inc., Orlando Holidays, Inc., Welcome to Orlando, Inc., Pool Homes, Inc., Pool Homes Managers, Inc., Leisureshare International Ltd, Leisureshare International Espanola S.A. American Travel Club, Inc. American Access Telecommunications Corporation, American Switching Technologies, Inc., Club Touristico Latinoamericano, Inc. Affinity Travel Club, Inc., Affinity Travel, Inc., Luxshares, Inc. American Sterling Motorcoaches, Inc. HTS Holdings, Inc and Hickory Travel Systems, Inc., which collectively may also be referred to herein as the "Company".

We were incorporated in Nevada on June 13, 2000 and operated the website http//:www.freewillpc.com. We were a web-based retailer of built-to-order personal computers and brand name related peripherals, software, accessories and networking products. We also offered computer consulting and design, which enabled us to sell more built to order systems. Our primary target customers were individual end users (IEU), home based business (HBB) owners, and small business owners (SBO). Through an interactive web site, customers had the ability to browse the products offered by Freewill PC and order. We offered a broad selection of products targeted for business/home use at competitive prices. That business proved to be too competitive for our resources.

On June 14, 2002, we entered into a Merger Agreement with American Leisure Corporation (formerly known as American Leisure Holdings, Inc.) and its subsidiaries (American Leisure, Inc., American Professional Management Group, Inc., Sunstone Golf Resort, Inc. and Leisureshare International Ltd.). and as consideration, issued 4,819,665 shares of common stock and 880,000 shares of Series A Preferred Stock. Also, in connection with the Registrant's acquisition of American Leisure Corporation, Vyrtex Limited a UK company, which had acquired 3,830,000 shares of Common Stock of the Registrant, surrendered 3,791,700 shares of Common Stock, as required under the terms of the acquisition of American Leisure Corporation. Though FWC was the legal surviving entity, the merger was treated as a purchase business acquisition of FWC by the acquirers (a reverse merger) and a re-capitalization of American Leisure. American Leisure is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Freewill are not carried over and are adjusted to $0. On July 9, 2002, FWC changed its name to American Leisure Holdings, Inc.

The Company has been re-designed and structured to own, control and direct a series of companies in the travel and tourism industries so that it can achieve significant vertical and horizontal integration in the sourcing of, and the delivery of, corporate and vacation travel services. Our mission is to:

      o     own and operate vacation hotel/resort properties,

      o build large travel club membership bases through various travel club programs,

      o     build a large membership base for our vacation and travel clubs, and

      o promote our vacation resort assets and sell travel services and vacation ownership to those club members and other corporate and vacation travelers.


Principal Operating Companies:-

Sunstone Golf Resort, Inc. ("SGR")

SGR is currently in the final planning stage as a 971-unit vacation destination resort in Orlando, Florida. Development is scheduled to commence with horizontal construction during the summer of 2004 and vertical construction on all pre-sales in the autumn of 2004 with the first vacation investment properties estimated to be delivered in the summer of 2005. It was expected that the horizontal construction finance and resort amenities would be funded via a Community Development District Bond placement. Due to the re-rating of these bonds in December 2003, the development of the project was delayed until the summer of 2004 when SGR expects to have obtained conventional construction financing. SGR expects to sell the CDD Bonds when the vacation homes have been sold to third party buyers with a view to recovering the monies it will have expended for the horizontal infrastructure and resort amenities. AMLH intends to provide development guarantees and financing support for the development of the resort so that it will become one of many fine vacation destinations to be owned by AMLH. SGR is now being marketed as "Tierra Del Sol Resort". As at May 10, 2004 SGR has executed sales contracts for 285 properties in the total amount of pre-sales of $80,101,871. On May 10, 2004 SGR changed its name to Tierra Del Sol Resort, Inc.

SGR has entered into an agreement with Town Center Commercial Group, LLC for the Sale and Purchase of 40 acres of Sunstone's property comprising "Cita Del Sol" for the amount of $7,000,000. The closing is conditional upon SGR releasing this property from its mortgage with Grand Bank & Trust of Florida. Of the $7,000,000 sales price, $3,000,000 will be paid in cash and the balance of the purchase consideration will be paid via the transfer of $4,000,000 of the existing mortgages on the property due to Arvimex, Inc. and Raster Investments, Inc.

American Travel & Marketing Group, Inc. ("ATMG")

We believe that ATMG will generate significant travel business through the creation of clubs comprised of affinity-based travelers. ATMG has developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. We believe that AMTG is poised to secure a significant market share of the affinity-travel marketing segment. As the proprietor and manager of clubs it creates, ATMG anticipates substantial revenue from annual membership fees and commissions earned on the sale of travel services once the infrastructure has been finalized to communicate and sell to its affinity-based club databases. The value added to ATMG programs by being a part of the AMLH family includes the sales opportunities to the corporate clients of HTS Holdings, Inc. (HTS), the fulfillment capacity of the bulk buying power of HTS and the hotel/resort assets to be provided by AMLH through its resort division.

Once the infrastructure has been finalized in conjunction with American Leisure Marketing & Technology, Inc., to communicate and sell to its affinity-based club databases, we anticipate that ATMG will derive substantial revenue from annual membership fees and commissions earned from the sale of packaged travel services.

During 2003, the Company expended funds to develop the infrastructure for the above listed programs.

American Leisure Marketing & Technology, Inc. ("ALMT)

In January 2003, ALMT acquired the assets of a sophisticated, state of the art communications center from a south Florida bank, Stanford Financial Capital
Markets Group. The communications center facilities are up to date, with all technology linked to the Internet. This allows the Customer Service representative to respond to the individual consumer with accuracy, speed and knowledge, thus providing the consumer with relevant and immediate information that is current at all times. This technological capacity will allow American Leisure Marketing & Technology, Inc. to market the products and services of HTS, and ATMG, as well as for third parties, in a cost effective, all encompassing way. This resource will be offered to the 3,000 HTS affiliated travel agencies, providing an unsurpassed service to the hundreds of major HTS corporate clients, in real time telephony and web based applications via VOIP technology.

AMLT began its marketing and sales in the Summer of 2003. The initial marketing efforts were the sales of tours for various resorts and other tour operators. The Company experienced revenues from these efforts, but experienced significant weaknesses in its senior management. The management was not strong enough to generate sufficient revenues to cover its overhead costs. The management resigned in February 2004. The Company is currently setting a new direction for its sales effort from the call center and expects to initiate this by the end of the second quarter in 2004.

Hickory Travel Systems, Inc. ("HTSI")

In July 2002, the Company entered into a option to acquire a controlling interest of HTS Holdings, Inc. (HTS), the parent to, among other companies, Hickory Travel Services, Inc. which will focus on the fulfillment of all of our companies' travel needs. On October 1, 2003, the Company acquired the majority interest in HTS and is currently beginning the integration of its various travel and marketing programs into the HTS system.

HTS brings to AMLH its network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 seasoned travel agency locations worldwide. As a group of members, they have amassed approximately $17 billion in travel bookings per year over the past several years. HTS will focus on the fulfillment of all of the AMLH group companies travel needs. AMLH intends to take advantage of its 24-hour reservation services, international rate desk, discount hotel programs, preferred supplier discount and commission enhancement programs, marketing services, training, consultation, professional services (legal and financial), automation and an information exchange and make significant improvements to the operating methods of HTS for the benefit of itself and HTS's member base.

Strategy

Our business model is based on four basic premises:

Club Creation and Administration

We intend to promote and service both travel clubs and vacation clubs to derive membership dues revenue, travel commissions revenue and prospects for conversion of travel club members to vacation club members. To enhance membership benefits, we intend to affiliate with vacation exchange programs and provide finance to its members.

Vacation Resort Real Estate.

In addition to our current vacation resort asset Tierra Del Sol Resort, we intend in the future to purchase additional vacation resort assets, particularly in the Caribbean and Florida resort areas where the demand for vacation property is strong the majority of the year.

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

      o Developable land suitable for hotel, vacation resort and/or vacation club development in prime locations with room for a substantial amenity packages; and

      o Locations that have appeal throughout the year rather than limited "seasonal" attraction.


Vacation Ownership.

We intend in the future to market vacation assets and vacation club memberships to the general public. The membership bases of our vacation and travel clubs and guests staying at our resort assets will likely provide an ongoing source of prospects for our vacation assets and vacation club membership sales. Revenues from the sale of vacation assets and vacation club memberships is expected to be a substantial component in our ability to capitalize the front end of developments and the equity requirement for resort acquisitions.

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

In May, 2004, we acquired an option to acquire a controlling stake in Around The World Travel, Inc dba "Traveleaders" as part of the Company's new growth strategy to acquire travel distribution companies and expand its affiliates travel network within the AMLH's business model for an integrated distribution channel whilst continuing our web based and e-commerce solutions development. The option provides for rights that are tantamount to the control over the operations of the company. The Company is continuing its due diligence on the operations of Traveleaders and expects to acquire the asset base of this company or acquire control of its stock during the summer of 2004. The company draws the reader's attention to its 8K filings concerning the acquisition of the senior debt of Traveleaders. The assets acquired were in the form of senior, secured notes owed by Around The World Travel, Inc., a Florida Corporation, ("AWT") in the amount of $22,600,000.00. AMLH acquired the assets from GCD Acquisition Corp. ("GCD") of Coral Gables, Florida for $1,700,000, which was paid via the issuance of 340,000 common restricted shares at $5 a share in AMLH. In addition, AMLH gave the seller various indemnities and agreed to assume the seller's liability for, among other things, the responsibilities of GCD to service the purchase money financing for the assets as defined in a certain promissory note dated February 23, 2004 wherein the Maker is a Florida corporation known as Around The World Travel, Inc. and the Payee is CNG Hotels, Ltd. in the amount of $5,000,000 that carries an interest rate of the 3 month LIBOR + 1% per annum. This note is to be serviced on an interest only basis every six months in arrears, until it reaches final maturity in February, 2009. On April 1, 2004 we acquired 1,093,666 shares of Traveleaders Preferred stock and issued 24,101 shares of our new Series E Preferred Stock, such designation is disclosed in our 8K filing.

Dependence on One or a Few Major Customers.

We will not be dependent on any one major customer. In the main, our customers will either be individuals ordering from our web sites, calling our call centers or Corporations requiring our corporate travel services.

Additional information.

We have made various public announcements to date. In addition, we don't intend to spend funds in the field of research and development; no money has been spent or is contemplated to be spent on customer sponsored research activities relating to the development of new products, services or techniques; and we don't anticipate spending funds on the improvement of existing products, services or techniques.

Competition

The AMLH group of companies will compete with other wholesale and retail suppliers of travel packages and providers of travel and vacation clubs and leisure services. There are other companies in the industry that are much larger and have greater financial resources. The Company will compete for airline tickets through its expertise and marketing in the sectors that the airlines wish to promote and its ability to sell tickets in a lower profile manner. The Company will be viewed by its vendors based on annual performance. The Company will also compete by bundling its products in attractively priced tour packages.

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

Proprietary Rights and Licenses

We will register or apply to register our trademarks when we believe registration is warranted, and important, to our ongoing business operations. We have registered and own the Internet domain names which we are currently using in the operation of our business which are:

                           americanleisureholdings.com
                             americanleisureinc.com
                         americanleisureholdingsinc.com
                               americanleisure.net
                            americanleisurehomes.com
                         americantravelandmarketing.com
                            americantravelclub.co.uk
                             americantravelclub.net
                           americantravelmarketing.com
                          americanleisuremarketing.com
                        americantravelmarketinggroup.com
                            americanlesiuretravel.com
                            americanleisuretravel.net
                           americanlesiureresorts.com
                          americanleisurevacations.com
                           americanleisurecruises.com
                            americanlesiurehotels.com
                           americanleisureholidays.com
                             affinitytravelclub.com
                               affinity-travel.com
                               affinitytravel.com
                              clubtouristicola.com
                               ladolcevitaclub.com
                                enjoyyourtour.com
                                    almt.info
                                    almt.biz
                             Sunstonegolfresort.com
                             Tierradelsolresort.com
                             Tierradelsolresorts.com
                               eleisureleaders.com
                               ecruiseleaders.com
                              evacationleaders.com

We currently do not have any United States patents.

Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurances that third parties will not assert infringement claims against us.

Government Regulations

The Vacation Ownership, Travel and Real Estate industries are subject to extensive and complex regulation. The Company is or will be subject to compliance with various federal, state, and local environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and Vacation Ownership Interests and various aspects of its future financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. In addition to the laws applicable to the Company's customer financing and other operations discussed below, the Company is or may be subject to the Fair Housing Act and various other federal statutes and regulations. In addition, there can be no assurance that in the future, Vacation Ownership Interests will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on the Company. The Company believes that it is in compliance in all-material respects with applicable regulations. However, no assurance can be given that the cost of complying with applicable laws and regulations will not be significant or that the Company is in fact in compliance with all applicable laws. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on the Company.

Tele-service sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act, which was enacted in 1991, authorized and directed the Federal Communications Commission (the "FCC") to enact rules to regulate the telemarketing industry. In December of 1992, the FCC enacted rules, which place restrictions on the methods and timing of telemarketing sales calls. The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 (the "TCFAA") authorizes the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC issued its Telemarketing Sales Rule (the "Sales Rule"), which went into effect in January 1996. This Sales Rule applies to most direct tele-service and telemarketing calls and certain operator tele-service telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales. The FTC has initiated administrative rule making proceedings to review and possibly remove the Sales Rule. We cannot predict whether any modifications will be made to the Sales Rule, and if so, what impact such revisions would have on our business, results of operations or financial condition.

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

Employees

As of December 31, 2003, we had seventy five employees including the President, and no leased service representatives. Our employee costs are categorized as payroll. We believe that our relations with our employees are good. None of our employees are represented by a labor union or collective bargaining agreement, and we have never experienced a work stoppage.

L. William Chiles (Chairman and CEO) is one of the travel industry's most successful and innovative executives, serving as President & CEO of Hickory Travel Systems since 1989. In addition, Mr. Chiles is Chairman of The Board of First Travel Management and Chairman of the GlobalStar Supervisory Board of Directors. He also sits on advisory boards for the Airline Reporting Corp. (ARC) and the American Society of Travel Agents (ASTA).

Malcolm J. Wright (President and COO) was formerly a partner at Kingston Smith, a prominent London-based accounting firm, from 1977-1988. He served as Chairman and Managing Dir. of Zurich Group, a London stock exchange company, from 1988-1989. For a number of years, Mr. Wright worked as the driving force behind the AMLH business model and bringing together the companies that were rolled up to create American Leisure Holdings, Inc.

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

      -     assume unknown or contingent liabilities; or

      - experience negative effects on reported operating results from acquisition-related charges and amortization of acquired technology, goodwill and other intangibles.

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

AMLH's key personnel are: Malcolm Wright and Bill Chiles. AMLH may not be able to retain the services of these key personnel. These key personnel would be difficult to replace. AMLH does not carry any insurance covering the loss of any of these key personnel.

Recent Developments - Summary

      o     Reverse Merger on June 14, 2002 with American  Leisure  Corporation,
            Inc.

      o     Acquisition of $250,000 of call center equipment in July 2002

      o     Acquisition of $2,850,000 of call center equipment in January 2003

      o Acquisition of Panther Access in February 2003 and cancellation of the acquisition agreement in May 2003.

      o     Refinancing of Sunstone's land in March 2003 for $6,000,000.

      o In July 2002, the Company entered into a option to acquire a controlling interest of HTS Holdings, Inc. (HTS), the parent to, among other companies, Hickory Travel Services, Inc. which will focus on the fulfillment of all of our companies' travel needs. On October 1, 2003, the Company acquired the majority interest in HTS and is currently beginning the integration of its various travel and marketing programs into the HTS' system.

      o In November 2003, SGR entered into an agreement with Town Center Commercial Group, LLC for the Sale and Purchase of 40 acres of Sunstone's property comprising "Cita Del Sol" for the amount of $7,000,000. The closing is conditional upon SGR releasing this property from its mortgage with Grand Bank & Trust. Of the $7,000,000 sales price, $3,000,000 will be paid in cash and the balance of the purchase consideration will be paid via the transfer of $4,000,000 of the existing mortgages due to Arvimex, Inc. and Raster investments, Inc.

      o In November 2003, the Company entered into an agreement to sell the stock it held in American Vacation Resorts, Inc. for $800,000. This transaction closed on April 27, 2004.

      o In March 2004 we acquired a $6,000,000 credit facility from Stanford Venture Capital Holdings, Inc.

      o In March 2004 we acquired approximately $23,000,000 of senior debt in Traveleaders for $1,700,000 and gave the seller various indemnities and agreed to assume the seller's liability for, among other things, its responsibilities to service a purchase money financing for the assets as defined in a certain promissory note dated February 23, 2004 wherein the Maker is a Florida corporation known as Around The World Travel, Inc. and the Payee is CNG Hotels, Ltd. in the amount of $5,000,000 that carries an interest rate of the 3 month LIBOR + 1% per annum. As consideration for the purchase we issued 340,000 restricted Common Shares of the Company.

      o In April 2004 we acquired 1,093,666 shares of Traveleaders Preferred stock and issued 24,101 shares of our new Series E Preferred Stock.

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

Limited Operating History ~ Continuing Operating Losses

We have a very limited history of operations. Since AMLH's inception, we have engaged primarily in the development of vacation/resort properties, building travel club membership bases, and recently, the designing, developing, building and implementing the technology in the primary business center, and assembly of our management team. We have incurred net operating losses since our inception. At December, 31 2003, we have an accumulated deficit of approximately
$2,738,340. Such losses have resulted primarily from costs associated with general and administrative costs associated with our operations.

Uncertainty of Future Profitability

We have incurred losses since our inception and continue to require additional capital to fund operations and capacity and facilities upgrades. Our fixed commitments, including salaries and fees for current employees and consultants, equipment rental, and other contractual commitments, are substantial and will increase if additional agreements are entered into and additional personnel are retained. We do not expect to generate a positive internal cash flow until the end of 2004 due to expected increases in working capital needs and ongoing start up losses. We intend to generate the necessary capital to operate for the next twelve months by achieving break-even cash flow from operations and subsequent profitability, selling equity and/or debt securities and/or sale-lease back transactions of our equipment. The Company believes that such a transaction, if completed, would generate a substantial portion of the funds required. Unless we are successful in our efforts to achieve break-even cash flow and subsequent profitability and raise capital through sales of securities and/or entering into a sale-lease back transaction, we believe we may not be able to continue operations for the next twelve months. We have put a plan into effect to achieve profitability late in the fiscal year 2004; however, there can be no assurances that the Company will be able to successfully achieve the plan.

Going Concern Considerations

Our financial statements appearing in Item 13 of this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
Management recognizes that we must generate capital and revenue resources to enable us to achieve profitable operations. We are planning on obtaining additional capital by achieving break-even cash flow from operations and selling equity and/or debt securities and/or a sale-lease back transaction on our equipment. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity and or debt capital and ultimately achieving profitable operations.
However, no assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

Uncertain Ability to Meet Capital Needs

We need additional capital to fund our operations and we are seeking to obtain additional capital through equity and/or debt financing or a sale lease back transaction on our equipment. If additional funds are raised by issuing equity securities and/or debt convertible into equity, further dilution to existing stockholders will result. Future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms.

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

Our Contracts

Our  contracts do not ensure that we will  generate a minimum level of revenues, and the profitability of each client campaign may fluctuate, sometimes significantly, throughout the various stages of our sales campaigns. Although we will seek to enter into multi-year contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. Although some contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled campaign or for the revenues we may lose as a result of the early termination. We are usually not designated as our client's exclusive service provider; however, we believe that meeting our clients' expectations can have a more significant impact on revenues generated by us than the specific terms of our client campaign.

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

Penny Stock Regulations and Restrictions

The Securities and Exchange Commission (SEC or Commission) has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2003, the closing price of our common stock was less than $5.00 per share and therefore is a "penny stock" pursuant to the rules under the Securities Exchange Act of 1934, as amended. Such designation requires any broker or dealer selling such securities to disclose certain information concerning the transactions, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of brokers and dealers to sell our common stock and may adversely affect the ability of investors to sell their shares.

Possible Volatility of Stock Price

The price of our common stock has fluctuated substantially since it began trading on the Over-the-Counter Bulletin Board (OTCBB). The market price of the shares of common stock is likely to continue to be highly volatile. Factors such as a number of our issued and outstanding shares becoming subject to Rule 144 in June 2002, terms of any equity and/or debt financing, fluctuations in our operating results and market conditions could have a significant impact on the future price of our common stock and could have a depressive effect on the then market price of the common stock.

Given these uncertainties, investors should not place undue reliance on these forward-looking statements. Please see other sections of this report and our other periodic reports we have filed with the SEC for more information on these factors.


ITEM 2. Description of Property

Our corporate headquarters are located in our Saddlebrook, NJ. We also lease a call center facility located in Tamarac, Florida, which is in the Fort Lauderdale area of South Florida.

Our Tamarac facility is approximately 17,000 square feet and houses our contact center with 110 workstations dedicated to our outbound and inbound voice technologies as well as our on-line e-commerce solutions. This facility was constructed for and is planned to be our 24 x 7 contact center and began to operate on May 19, 2003. This facility is leased pursuant to a five-year operating lease commencing December 1, 2002 and terminating November 30, 2008. The annual obligation during the first year was $180,000 and is scheduled to increase 5% per annum over the term of the lease.

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

The Company has become aware of a lawsuit, filed in March 2004, by Manuel Sanchez and Luis Vanegas against American Leisure Holdings, Inc. various subsidiaries and various officers alleging claims of breach of their employment contracts and the related stock purchase agreement. The Company has not yet been served with this lawsuit and therefore has not yet had an opportunity to formally respond. Upon service, AMLH intends to vigorously defend the lawsuit. The Company does not believe that the Manuel Sanchez and Luis Vanegas claims have any merit.

In November 2003, American Leisure Inc., and Malcolm Wright we enjoined in a third party lawsuit filed by Howard Warren V Travelbyus, Inc. William Kerby, David Doerge, DCM/ FundingIII, LLC, Balis Lewittes and Coleman, Inc. under a theory of joint venturer liability with the defendants. The plaintiff claims losses of $1.5 million. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remains to be done, based on the status of the record developed thus far, the Company believes that the claims are without merit. Chicago Counsel has been instructed to defend the allegations.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for a vote to the security holders during 2003. On March 31, 2004 the Series A Preferred Stock redemption rights as defined in its Certificate of Designation, were extended from 5 to 10 years.


PART II.

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


May 10, 2004, AMLH had 325 holders of record of common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices of AMLH Common Stock based on information published by the OTCBB.

                               AMLH Common Stock
                               ----------------

                                                  High        Low
                                                  ----        ----
                   Fiscal Year 2002
                   ----------------
                   First Quarter                  0.40        0.40
                   Second Quarter                 2.60        1.75
                   Third Quarter                  0.46        0.42
                   Fourth Quarter                 0.15        0.11


                   Fiscal Year 2003
                   ----------------
                   First Quarter                  0.20        0.10
                   Second Quarter                 0.27        0.08
                   Third Quarter                  0.40        0.10
                   Fourth Quarter                 0.75        0.26


On May 10, 2004, the closing trading price for AMLH's common stock as reported by the OTCBB was $0.75

Dividends

During the last two fiscal years, AMLH has not paid any dividends on its Common Stock or Preferred Stock. AMLH does not anticipate payment of any dividends on its common stock in the near future because AMLH intends to retain earnings to fund growth of its operations.

Issuance of Unregistered Securities

The following table and discussion contains details of the prior issuances of unregistered securities of AMLH and for the fiscal year ended December 31, 2003:


                                Number of              Number of Shares    Number of Shares    Number of Shares
                                Shares of                 of Series A        of Series B          of Series C
Date of Issue                  Common Stock             Preferred Stock    Preferred Stock      Preferred Stock
-------------                  ------------             ---------------    ---------------      ---------------
June 14, 2002                   4,819,665                   880,000

August 9, 2002                                                                 2,500

January 31, 2003                  114,000                                                             27,189

October 1, 2003                   850,000


a.    Market Information.


The stock traded in the $0.30 to $0.40 range up to May 9, 2002. From that date to December 31, 2003 it reached a high of $3.75 on May 17, 2002 and a low of $0.08 during the second quarter of 2003.

b.    Holders.

There are approximately 325 shareholders.

c.    Dividends

Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

e.    Warrants

Registrant has 2,340,000 warrants outstanding as detailed below:-

                                720,000 at $0.001
                               1,620,000 at $2.96

On March 31, 2004 and effective June 14, 2002, the Company entered into an agreement with Malcolm Wright and Bill Chiles whereby it has agreed to indemnify Wright and Chiles against all loss, cost or expenses relating to the incursion of or the collection of the AMLH debt against Wright and Chiles or their collateral. This indemnity shall extend to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Wright and Chiles. In the event that Wright or Chiles makes a personal guarantee for the benefit of AMLH in conjunction with third party financing, and Wright or Chiles elects to provide such guarantee, then in that event Wright and or Chiles shall earn a fee for such guarantee equal to three per cent (3%) of the total original indebtedness. The fee shall be paid or by the issuance of stock warrants for common stock of AMLH at a strike price of $2.96 per share when the debt is incurred.

In the event that Wright or Chiles provides personally owned collateral for the benefit of AMLH in conjunction with third party financing, whether or not coupled with hypothecation or a personal guarantee, then in that event Wright and or Chiles shall earn a fee for such guarantee equal to two per cent (2%) of the total original indebtedness. The fee shall be paid by the issuance of stock warrants for common stock of AMLH at a strike price of $2.96 per share.

f.    Common Stock Reserved For Future Issuance

As of December 31, 2003, common stock reserved for future issuance was comprised of shares issuable (in thousands):

         Upon conversion of Series A Preferred..........................   8,800
         Upon conversion of Series B Preferred..........................      25
         Upon conversion of Series C Preferred..........................      54
         Upon conversion of all Warrants (Closed March 24, 2004)........   2,340
         Upon Conversion of $6m credit facility (Closed March 24, 2004).      40

                                                                          ------
                                                                          11,259
                                                                          ======


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

c) Risks associated with a large investment in vacation real estate inventory at any given time (including risks that vacation real estate inventories will decline in value due to changing market and economic conditions and that the development, financing and carrying costs of inventories may exceed those anticipated).

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


General

The Company's vacation real estate operations are or will be managed under two business segments. One will develop, market and sell Vacation Ownership Interests in the Company's future resort properties, primarily through Vacation /Travel Clubs. The other operation (currently Tierra Del Sol) will acquires tracts of real estate suitable for vacation resort properties, which will be subdivided, improved and sold, typically on a retail basis as vacation home sales.

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

The Company believes that the terrorist attacks on September 11, 2001 in the United States, the continuing hostilities in the Middle East and other world events that have decreased the amount of vacation and corporate air travel by Americans but have not materially changed the business plan of the Company. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events will not have a material adverse impact on the Company's future results of operations.

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

      o Developable land suitable for hotel, vacation resort and/or vacation club development in prime locations with room for a substantial amenity packages; and

      o Locations that have appeal throughout the year rather than limited "seasonal" attraction.

Vacation real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:-

      o     levels of unemployment;

      o     levels of discretionary disposable income;

      o     levels of consumer confidence;

      o     the availability of financing;

      o     overbuilding or decreases in demand;

      o     interest rates; and

      o our ability to identify and enter into agreements with strategic marketing partners.

A downturn in the economy in general or in the market for vacation resort properties could have a material adverse effect on our future business.

We may not successfully execute our growth strategy.

Our growth strategy includes the expansion of the number of vacation resorts we develop. Risks associated with such expansion include the following:

      o     construction costs may exceed original estimates;

      o inability to complete construction, conversion or required legal registrations and approvals as scheduled;

      o inability to control the timing, quality and completion of any construction activity;

      o our quarterly results may fluctuate due to an increase or decrease in the number of vacation resort properties completed subject to"percentage of completion accounting," which requires that we recognize profit on projects on a pro rata basis as development is completed;

      o     market demand may not be present; and

      o     declining values of our inventories.

Any of the foregoing could make any expansion less profitable in the future. There is no assurance that we will complete all of our planned expansion of our vacation properties or, if completed that such expansion will be profitable.

Moreover, to successfully implement our growth strategy, we must integrate any newly acquired or developed resort property into our sales and marketing programs. During the start-up phase of a new resort or vacation resort project, we could experience lower operating margins at that project until its operations mature. The lower margins could be substantial and could negatively impact our cash flow. We cannot provide assurance that we will maintain or improve our operating margins as our projects achieve maturity and our new resorts may reduce our overall operating margins.

Excessive claims for development-related defects could adversely affect our financial condition and operating results.

We will engage third-party contractors to construct our resorts and to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including structural integrity, the presence of mold as a result of leaks or other defects, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects, etc. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. A significant number of claims for development-related defects could adversely affect our liquidity, financial condition, and operating results.

We may face additional risks as we expand into new markets.

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

Cash Flow Requirements

We will require substantial capital to adequately finance our proposed acquisitions, meet our obligations under our business model, and provide for our working capital. We anticipate that we will require approximately $6.0 million over the next twelve months to fully implement our business model. We anticipate that we will use such funds as follows:

                  Payoff Debt                                   $ 2,000,000
                  Working Capital                               $ 4,000,000


LIQUIDITY

During the year ended December 31, 2003, the Company's working capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

Tierra Del Sol Resort, HTS and Traveleaders (if acquired) will require additional capital until the third quarter of 2005. Even though the Company as obtained a new line of credit as listed below, the Company will still have to obtain new sources of capital until operations provide sufficient cash flow to finance their activities.

The Company has obtained a new line of credit of $6,000,000 from Stanford Venture Capital Holdings, Inc. and a strong interest to fund an additional $4,000,000 for working capital for its travel related activities.

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

The Company refinanced its' Orlando property in March of 2003 and repaid loans that it had borrowed since February 2000 at high rates of interest. It obtained a $6,000,000 loan that enabled the Company to further develop the property by finalizing its revised planning, engineering and permitting for an increase from 799 to 971 vacation residences. Presales commenced on February 1, 2004. During the period to the date of this report the company received presale contracts on 285 properties representing sales of approximately $80,101,871. The company expects to complete the construction of these presales in the third quarter of 2005.

Until the completion of the construction, the Company will require additional capital to funds its operations.

The Company has obtained a new line of credit of $6,000,000 from Stanford Venture Capital Holdings, Inc. and a strong interest to fund an additional $4,000,000 for working capital for its travel related activities.

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

OPERATIONS

The previous operations of the Company were ceased. On June 14, 2002 the Company acquired American Leisure Holdings, Inc. (hereafter Corporation) and its subsidiaries. Until the Company obtains the capital required to developed its properties and businesses and obtain the revenues needed from its operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

The Company in the last quarter of 2003 acquired the majority interest in HTS. This company's business has historically been very seasonal with losses being made during the first three quarters of each fiscal year. HTS will require approximately $1,000,000 of liquidity to see it through to a positive cash flow in the last quarter of 2004. Management have started to change the HTS business model such that, if the changes are successful, it can significantly reduce the losses made during the first three quarters of each fiscal year. These changes should start to take effect during the third quarter of 2004.

ITEM 3. CONTROLS AND PROCEDURES

In order to ensure that the information disclosed in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized its disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal controls will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of improper conduct, if any. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SUMMARY OF 2003

Our accomplishments in 2003 are detailed in Section 1 above.

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


ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
American Leisure Holdings, Inc. and Subsidiaries
Tamarac, Florida

We have audited the accompanying consolidated balance sheets of American Leisure Holdings, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and the period from June 14, 2002 (Inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Leisure Holdings, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from June 14, 2002 (Inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The 2003 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas
May 17, 2004

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                                        2003              2002
                                                                                   ------------      ------------
ASSETS

CURRENT ASSETS:
     Cash                                                                          $    734,852      $     50,499
     Accounts receivable                                                              2,148,134                --
     Prepaid expenses and other                                                          40,867            31,093
                                                                                   ------------      ------------
             Total Current Assets                                                     2,923,853            81,592
                                                                                   ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    3,192,878           295,031
                                                                                   ------------      ------------

LAND HELD FOR FUTURE DEVELOPMENT                                                     15,323,627        12,074,643
                                                                                   ------------      ------------

OTHER ASSETS

      Investment  - 41.25% of American Vacation resorts, Inc.                           654,386           635,886
      1913 Mercedes Benz                                                                500,000           500,000
      Goodwill                                                                        1,840,001                --
      Other                                                                             941,730            31,766
                                                                                   ------------      ------------
             Total Other Assets                                                       3,936,117         1,167,652
                                                                                   ------------      ------------

TOTAL ASSETS                                                                       $ 25,376,475      $ 13,618,918
                                                                                   ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term debt and notes payable                       $  5,048,025      $  1,719,606
      Current maturities of notes payable - related parties                           1,619,575           476,643
      Accounts payable and accrued expenses                                           2,287,699           822,232
      Shareholder advances                                                            1,030,883           870,032
                                                                                   ------------      ------------
             Total Current Liabilities                                                9,986,182         3,888,513
                                                                                   ------------      ------------

Commitments and contingencies

Minority liability                                                                      510,348                --

Long-term debt and notes payable                                                      7,919,398         3,675,920
Notes payable-related parties                                                           797,185           911,773
Mandatorily redeemable preferred stock, 28,000 shares authorized;
      $.01 par value; 27,189 Series "C" shares issued and outstanding at
      December 31, 2003 and 0 at December 31, 2002                                    2,718,900                --
                                                                                   ------------      ------------
          Total Liabilities                                                          21,932,013         8,476,206
                                                                                   ------------      ------------

STOCKHOLDERS' EQUITY:
     Convertible Preferred stock; 1,000,000 shares authorized; $.01 par value;
       880,000 Series "A" shares issued and outstanding                                   8,800             8,800
     Convertible Preferred stock; 100,000 shares authorized; $.01 par value;
       2,500 Series "B" shares issued and outstanding                                        25                25
     Capital stock, $.001 par value; 100,000,000 shares authorized;
       7,488,983 and 6,524,983 shares issued and outstanding
       at December 31, 2003 and 2002, respectively                                        7,489             6,525
    Additional paid-in capital                                                        6,166,488         5,738,852
    Accumulated deficit                                                              (2,738,340)         (611,490)
                                                                                   ------------      ------------
             Total Stockholders' Equity                                               3,444,462         5,142,712
                                                                                   ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 25,376,475      $ 13,618,918
                                                                                   ============      ============

   The accompanying notes are an integral part of these financial statements.

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      Year Ended December 31, 2003 and the
        Period From June 14, 2002 (Inception) Through December 31, 2002

                                                       Year            Inception
                                                       Ended            Through
                                                     December 31,     December 31,
                                                        2003             2002
                                                     -----------      -----------
REVENUES                                             $ 3,327,483      $    24,082
OPERATING EXPENSES:
    Depreciation and amortization                        685,484           21,446
    Impairment loss                                           --          101,937
    Selling, general and administrative expenses       4,258,501          512,189
                                                     -----------      -----------
TOTAL OPERATING EXPENSES                               4,943,985          635,572
                                                     -----------      -----------

LOSS FROM OPERATIONS BEFORE MINORITY INTERESTS        (1,616,502)        (611,490)

Minority interests                                       510,348               --
                                                     -----------      -----------

NET LOSS                                             $(2,126,850)     $  (611,490)
                                                     ===========      ===========

NET LOSS PER SHARE:
      BASIC AND DILUTED                              $     (0.31)     $     (0.09)
                                                     ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                                6,844,172        6,524,983
                                                     ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN LEISURE HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           PERIOD FROM JUNE 14, 2002 (INCEPTION) TO DECEMBER 31, 2003

                                                                                       Additional    Retained         Total
                                         Preferred Stock         Capital Stock          Paid-in      Earnings/     Stockholders'
                                        Shares     Amount      Shares      Amount       Capital      (Deficit)       Equity
                                       -------  -----------   ---------  -----------  -----------  -----------     -----------
 Issuance of preferred and common
 shares to founders for net assets     880,000  $     8,800   4,893,974  $     4,894  $ 5,353,995  $        --     $ 5,367,689

 Issuance of common shares in
 connection with reverse
 merger and recapitalization
 of American Holdings                       --           --     831,009          831         (831)          --              --

 Issuance of shares for services            --           --     800,000          800      135,713           --         136,513

 Issuance of shares for equipment        2,500           25          --           --      249,975           --         250,000

Net loss                                    --           --          --           --           --     (611,490)       (611,490)
                                       -------  -----------   ---------  -----------  -----------  -----------     -----------

 Balance-December 31, 2002             882,500        8,825   6,524,983        6,525    5,738,852     (611,490)      5,142,712

 Issuance of shares for equipment           --           --     114,000          114      130,986           --         131,100

 Issuance of shares for 50.83 % of
    Hickory Travel Systems, Inc.            --           --     850,000          850      296,650           --         297,500

Net loss                                    --           --          --           --           --   (2,126,850)     (2,126,850)

                                       -------  -----------   ---------  -----------  -----------  -----------     -----------
 Balance-December 31, 2003             882,500  $     8,825   7,488,983  $     7,489  $ 6,166,488  $(2,738,340)    $ 3,444,462
                                       =======  ===========   =========  ===========  ===========  ===========     ===========

    The accompanying notes are an integral part of these financial statements

                         AMERICAN LEISURE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 2003 AND THE

         Period From June 14, 2002 (Inception) Through December 31, 2002

                                                                       Year           Inception
                                                                       Ended           Through
                                                                     December,       December 31,
                                                                        2003            2002
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $(2,126,850)    $  (611,490)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                              716,175          21,446
             Impairment loss                                                 --         101,937
             Common stock issued for services                                --         136,513
             Minority interests                                         510,348
          Changes in assets and liabilities:
             Decrease in receivables                                   (926,124)         42,926
             Increase in prepaid and other assets                         8,060         (32,859)
             Increase in accounts payable and accrued expense          (521,054)        634,009
                                                                    -----------     -----------
             Net cash provided by (used in) operating activities     (2,339,445)        292,482
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Security deposits and other                                        (18,500)             --
      Investment in Hickory Travel Systems, Inc.                        196,444
     Acquisition of fixed assets                                     (1,211,027)       (149,020)
     Capitalization of real estate carrying costs                    (3,248,984)     (1,099,484)
                                                                    -----------     -----------

             Net cash used in investing activities                   (4,282,067)     (1,248,504)
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                      6,116,670         390,973
     Proceeds from notes payable - related parties                    1,028,344         248,536
     Proceeds from shareholder advances                                 160,851         316,198
                                                                    -----------     -----------

             Net cash provided by financing activities                7,305,865         955,707
                                                                    -----------     -----------

             Net decrease in cash                                       684,353            (315)

CASH AT BEGINNING PERIOD                                                 50,499          50,814
                                                                    -----------     -----------

CASH AT END OF PERIOD                                               $   734,852     $    50,499
                                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                         $   571,500     $        --
                                                                    ===========     ===========
     Cash paid for income taxes                                     $        --     $        --
                                                                    ===========     ===========

    The accompanying notes are an integral part of these financial statements

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

American Leisure Holdings, Inc. ("American Leisure" or "the Company"), a Nevada corporation, was incorporated in May 2002. American Leisure's objective was to obtain through acquisitions and/or merger transactions, assets, which could benefit its shareholders. Effective June 14, 2002, Freewillpc.com, Inc., a Nevada corporation , acquired American Leisure Holdings, Inc., a Nevada corporation ("American Leisure") in exchange for the issuance of 880,000 shares of Series A preferred stock and 4,893,974 shares of common stock, and changed its name to American Leisure Holdings, Inc.

For accounting purposes this transaction was treated as an acquisition of Freewill and a recapitalization of American Leisure. American Leisure is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Freewill are not carried over and are adjusted to $0.

Simultaneously with the reverse merger, the founders contributed the following assets and their associated liabilities (at their basis) as follows:

      o 163 acres of undeveloped commercial and residential real estate for future development
      o Land held for sale (now for development), which consisted of 13.5 acres of commercial real estate
      o     1913 Mercedes Benz
      o     Investment - 41.25% of American Vacation Resorts

Because none of these contributed properties had significant business operations prior to June 14, 2002, no predecessor entity previous operations are included in these financial statements.

On October 1, 2003, American Leisure acquired controlling interest in Hickory Travel Systems, Inc. ("HTS"). The Company has consolidated HTS at December 31, 2003 and included in its Statement of Operations and the Statement of Cash Flows the activities of HTS for the period October 1, 2003 through December 31, 2003.

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

Additionally, American Leisure applies accounting principles generally accepted in the United States of America and interpretations when evaluating whether it should consolidate entities. Typically, if American Leisure does not retain both control of the assets transferred to the entities, as well as the risks and rewards of those assets, American Leisure will not consolidate such entities. In determining whether the securitization entity should be consolidated, American Leisure considers whether the entity is a qualifying special purpose entity, as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125."

The consolidated financial statements include the accounts of American Leisure Holdings, Inc. and its subsidiaries owned and/or controlled by American Leisure as follows:

                  Company                                           Percentage
                  -------                                           ----------

American Leisure Corporation, Inc. (ALC) and Subsidiaries             100.00%

Florida Golf Group, Inc.(FGG)                                         100.00%

American Leisure Homes, Inc. (ALH)                                    100.00%

I-Drive Limos, Inc. (ID)                                              100.00%

Orlando Holidays, Inc. (OH)                                           100.00%

Welcome to Orlando, Inc. (WTO)                                        100.00%

American Leisure, Inc. (ALI)                                          100.00%

Pool Homes Managers, Inc. (PHM)                                       100.00%

Advantage Professional Management Group, Inc. (APMG)                  100.00%

Leisureshare International Ltd (LIL)                                  100.00%

Leisureshare International Espanola S.A. (LIESA)                      100.00%

American Travel & Marketing Group, Inc. (ATMG)                         81.00%

American Leisure Marketing and Technology, Inc.                       100.00%

Sunstone Golf Resorts, Inc.                                            81.00%

                  Company                                           Percentage
                  -------                                           ----------

Hickory Travel Systems,                                                50.83%

American Travel Club, Inc.                                            100.00%

American Access Telecommunications Corporation                        100.00%

American Switching Technologies, Inc.                                 100.00%

Affinity Travel Club, Inc.                                            100.00%

Club Turistico Latinoamericano, Inc.                                  100.00%

Affinity Travel, Inc.                                                 100.00%

Pool Homes, Inc.                                                      100.00%

No amounts for minority interests, except for HTS were reflected in the consolidated statement of operations since there were losses applicable to those subsidiaries.

All significant inter-company accounts and transactions have been eliminated in the consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CONCENTRATION OF RISK

American Leisure places its cash and temporary cash investments with established financial institutions. At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.

In the normal course of business, the Company extends unsecured credit to the majority of its customers. Management periodically reviews its outstanding accounts receivable and establishes an allowance for doubtful accounts based on historical collection trends and other criteria.

LONG-LIVED ASSETS

Long-lived assets are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is between three to seven years.

Where an impairment of a property's value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value.

When items of land, building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets which are considered to be impaired as of December 31, 2003.

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

GOODWILL

We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No. 144. Our intangible assets relates to the goodwill paid for the controlling interest of HTS.

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

REVENUE RECOGNITION

American Leisure recognizes revenues on the accrual method of accounting. For the sales of units on the Orlando property, revenues will be recognized upon the close of escrow for the sales of its real estate. Operating revenues earned will be recognized upon the completion of the earning process.

Revenues from American Leisure's call center are recognized upon the completion of the earning process from the completion of the travel of the customer, the trip to the properties for the potential purchase, or the appropriate event based on the agreement with American Leisure's client as to the ability to be paid for the service.

Revenues from Hickory Travel Systems, Inc. are recognized as earned, which is primarily at the time of delivery of the related service, publication or promotional material. Costs associated with the current period are expensed as incurred; those costs associated with future periods are deferred.

One of the Company's principal sources of revenue is associated with access to the travel portal that provides a database of discounted travel services. Annual renewals occur at various times during the year. Costs related to site changes are incurred in the months prior to annual billing renewals. Customers are charged additional fees for hard copies of the site access information. Occasionally these items are printed and shipped at a later date, at which time both revenue and expenses are recognized.

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

For the period ended December 31, 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (the "Statement"). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46, and to defer certain entities from adopting until the end of the first interim or annual reporting period ending after March 15, 2004. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We believe we have no arrangements that would require the application of FIN 46R. We have no material off-balance sheet arrangements.

RECLASSIFICATIONS

Certain amounts in the December 31, 2002 financial statements have been reclassified to conform to the December 31, 2003 financial statement presentation.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

American Leisure's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. American Leisure incurred a net loss of $2,126,850 during 2003 and has negative working capital of $5,835,690. These factors raise substantial doubt as to American Leisure's ability to obtain debt and/or equity financing and achieve profitable operations.

American Leisure's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, American Leisure will need to achieve profitable operations in order to continue as a going concern.

NOTE 4 - ACQUISITIONS

On October 1, 2003, American Leisure acquired a 50.83% controlling interest in Hickory Travel Systems, Inc. ("HTS"). The Company has consolidated HTS at December 31, 2003 and included in its Statement of Operations and the Statement of Cash Flows the activities of HTS for the period October 1, 2003 through December 31, 2003. The acquisition of HTS was valued at $297,500 using the stock price on such date. The excess purchase price over the fair value of net tangible assets was $1,840,001, all of which was allocated to goodwill.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

                                                                        Total
                                                                      ----------
Current assets                                                        $1,436,288
Property and equipment                                                   157,212
Goodwill                                                               1,840,001
                                                                      ----------
  Total assets acquired                                                3,433,501
                                                                      ----------

Current liabilities                                                    1,757,114
Notes payable                                                          1,378,887
                                                                      ----------
  Total liabilities assumed                                            3,136,001
                                                                      ----------
Consideration                                                         $  297,500
                                                                      ==========

The consolidated statement of operations in the accompanying financial statements for the year ended December 31, 2003 includes the operations of HTS from October 1, 2003 through December 31, 2003. The following are pro forma condensed statements of operations for the years ended December 31, 2003 and 2002, as though the acquisitions had occurred on January 1, 2002.

                                                         Twelve Months Ended
                                                             December 31,
                                                        2003           2002
                                                     -----------    -----------
         Revenue                                     $ 6,693,000    $ 5,890,000
         Net loss                                    $(2,693,000)   $(1,208,000)
         Net loss per share - basic and diluted      $     (0.39)   $     (0.19)

NOTE 5 - PROPERTY AND EQUIPMENT, NET

At December 31, 2003, property and equipment consisted of the following:

                                                     Useful
                                                      Lives            2003                  2002
                                                    ------------  ------------------------------------
Computer equipment                                          3-5   $     736,261         $       19,674
Furniture & fixtures                                        5-7          73,269                 24,617
Leasehold improvements                                        5         148,270                 36,239
Telecommunications equipment                                  7       3,504,204                250,412
                                                                  -------------         --------------
                                                                      4,462,004                330,942
Less: accumulated depreciation and amortization                       1,269,126                  35,911
                                                                  -------------         --------------
                                                                  $   3,192,878         $      295,031
                                                                  =============         ==============

Depreciation expense was $643,529 and $21,446 for 2003 and 2002, respectively.

NOTE 6 - LAND HELD FOR FUTURE DEVELOPMENT

American Leisure is planning to construct a 971-unit resort in Orlando, Florida on 122 of its 163 acres of undeveloped land. Development is scheduled to commence in late 2004. Presales commenced in February 2004.

American Leisure owns 13.5 acres of commercial property in Polk County Florida at the corner of U.S. Hwy. 27 and Sand Mine Road. In late 2003, American Leisure received a letter of intent for the sale of the property and is in process of evaluating this offer. American Leisure recorded an impairment charge of $100,000 to record the property at its anticipated selling price for the year ended December 31, 2002. No impairment was recorded at December 31, 2003 based on an independent appraisal.

NOTE 7 - OTHER ASSETS

Other assets include the following at December 31, 2003 and 2002:

                                                    2003           2002
                                                  --------     ----------
Advances - Oak Holdings Antigua, Ltd.             $791,108     $       --
Deposits
                                                    98,953         31,766
Other                                                   --
                                                                   51,669

                                                  $941,730     $   31,766

Other assets included intangible assets of $72,646 that were amortized in 2003.

NOTE 8 - INVESTMENT - 41.25% OF AMERICAN VACATION RESORTS, INC.

American Vacation Resorts (AVR) is not included in the consolidated financial statements as of 2003, but shown as an investment under other assets. As of December 31, 2003, ALI owns 41.25% of American Vacation Resorts, Inc. (AVR), a Florida corporation. Malcolm and Gillian Wright, shareholders also own 41.25% of AVR. Under a voting trust, neither American Leisure nor the Wrights are allowed any decision-making authority in AVR. Therefore, AVR is not consolidated and is treated as an investment at cost of $654,386 as of December 31, 2003. On November 16, 2003 the company entered into a contract to sell its interest in the company for $800,000 with completion due on or before June 30, 2004.

NOTE 9 - 1913 MERCEDES BENZ

I-Drive Limos is a wholly owned subsidiary of ALI as of December 31, 2003. I-Drive Limos sole asset, acquired in December 1998, is an antique motor vehicle, a 1913 Mercedes Benz. The asset is a one of a kind vehicle and is shown at its cost of $500,000. The vehicle was originally purchased at auction in May of 1990 for $434,732 and subsequently restored increasing its total cost to $500,000. Antique Mercedes-Benz vehicles sold in the last seven years range widely in price, from $1,700,000 to $22,500 for a 1928 Brevette and for a 1938 Sedan, respectively. Most of the antique Mercedes-Benz sold are dated from the 1930s are sold for approximately $200,000. The car is insured for $500,000. Per FASB 93, paragraph 6 ("Consistent with the accepted practice for land used as a building site, depreciation need not be recognized on individual works or art of historical treasures whose economic benefit or service potential is used up so slowly that their estimated useful lives are extraordinarily long") no depreciation expense is assessed.

NOTE 10 - LONG-TERM DEBT AND NOTE PAYABLE

Below is a summary of Long-term debt and notes payable as of December 31, 2003 and 2002:

                                                                    Interest
                               Collateral         Maturity Date       rate                2003             2002
                        -----------------------   -------------      --------         ------------      -----------
Note Payable, Bank      Assets of the Company
                        and Personal Guarantees          8/04           8.75%         $    101,253      $        --

Note Payable,
Lending Institution     Personal Guarantees           3/31/04              8%              250,000               --

Note Payable,
Lending Institution     Company Assets                  11/04             12%               44,415               --

Note Payable,           Assets of the Company
Lending Institution     and Personal Guarantees         11/04              4%              375,900               --

Equipment, Third
Party Entities          Equipment                     3/31/05        12 - 18%               57,148               --

Financial Institution   1st lien on 163 acres of
                        undeveloped land               4/1/05             12%            6,000,000               --

Individual              1st lien on 13.5 acres       10/11/04             16%            1,300,000               --

Financial Institution   Lien on property, assets
                        and stock of the company       Demand              6%            2,976,457               --

Mortgage Company        1st lien on 13.5 acres
                        commercial property            6/1/03             16%                   --          600,000

Third party entity      3rd lien on 13.5 acres         5/1/03             10%                   --          172,031

Individual              1st lien on 163 acres of
                        undeveloped land              3/31/03             16%                   --          947,575

Individual              2nd lien on 163 acres of      3/31/05              12%                  --        1,777,576

Individual              3rd lien on 163 acres of
                        undeveloped land              3/31/05             12%            1,862,250        1,898,344
                                                                                      ------------      -----------
                                                                                        12,967,423        5,395,526
Less: current portion of long-term debt                                                 (5,048,025)      (1,719,606)
                                                                                      ------------      -----------
Long-term debt                                                                        $  7,919,398      $ 3,675,920
                                                                                      ============      ===========

Principal repayments are as follows:

                                               Amount
                                            -----------
                        2004                $ 5,048,025
                        2005                  7,919,398
                                            $12,967,423

NOTE 11 - NOTES PAYABLE - RELATED PARTIES

                                                                    Interest
                            Collateral            Maturity Date        rate               2003             2002
                        --------------------      -------------     ---------       --------------     ------------
Related Party           Unsecured                     Demand            12%         $      193,815     $         --

Related Party           Unsecured                     Demand            12%                484,000               --

Related Party           Unsecured                     Demand            12%                180,000               --

Related Party           Unsecured                     Demand            12%                 20,000               --

Related Party           Unsecured                     Demand            12%                741,760               --

Affiliated entity       2nd lien on 13.5 acres
                                                      5/1/07           4.75%                    --          200,000

                        3rd lien on 163 acres
                        of undeveloped land
Shareholder                                           5/1/05            12%                     --          476,643

                        3rd lien on 163 acres
                        of undeveloped land
Shareholder                                           5/1/05            12%                797,185          711,773
                                                                                    --------------     ------------
                                                                                         2,416,760     $  1,388,416
Less: current portion                                                                   (1,619,575)        (476,643)
                                                                                    --------------     ------------
Notes payable - related parties                                                     $      797,185     $    911,773
                                                                                    ==============     ============

Principal repayments for next years are as follows:

                                             Amount
                                          -----------
                    2004                  $ 1,619,575
                    2005                      797,185
                                          $ 2,416,760

NOTE 12 - SHAREHOLDER ADVANCES

American Leisure has shareholder advances totaling $1,030,883 that bear interest at 12%. The advances are unsecured and are due upon demand.

NOTE 13 - STOCKHOLDERS EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK

Common Stock and Madatorily Redeemable Preferred Stock

In March, 2003, we issued 27,189 Mandatorily Redeemable Series C preferred stock and 114,000 shares of common stock for telecommunications equipment valued at $2,850,000. See Preferred Stock Series C attributes discussed below.

In October 2003, we issued 850,000 shares of restricted Common Stock in connection with the acquisition of 50.83% of Hickory travel Systems, Inc.

Preferred Stock

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:

                                                                              Annual
                      Total Series                                         Dividends per       Conversion
                       Authorized         Stated Value       Voting            Share              Rate
                      ------------       --------------     --------      ---------------     ------------
Series A                1,000,000           $ 10.00           Yes             $ 0.12             10 to1
Series B                  100,000            100.00           Yes               0.12             20 to1
Series C                   28,000            100.00           Yes               0.12             20 to1

Series A Preferred Stock

Series A have voting rights equal to 10 common shares to 1 Series A preferred share.

Series A are redeemable at the American Leisure's option after 5 years if not converted by the holder. The conversion period is 5 years from the date of issue.

Conversion is at 10 for 1 or if the market price is below $1.00 then the average daily market price for the 10 consecutive trading days prior to conversion.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.

Series B Preferred Stock

Series B have voting rights equal to 20 common shares to 1 Series B preferred share.

Series B are redeemable at the American Leisure's option after 5 years if not converted by the holder. The conversion period is 5 years from the date of issue.

Conversion is up to 20 for 1 based on the market price.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.

Series C Preferred Stock

Series C are redeemable after 5 years if not converted by the holder. The conversion period expires 5 years from the date of issue.

Conversion is up to 20 for 1 based on the market price.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest

NOTE 14 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The components of deferred income tax assets (liabilities) at December 31, 2003, were as follows:

      Net operating loss carryforwards                 $ 661,000
      Valuation allowance                               (661,000)
                                                       ---------
      Net deferred tax assets                          $      --
                                                       =========

At December 31, 2003, American Leisure had a net operating loss carryforward for federal income tax purposes totaling approximately $2,556,000 which, if not utilized, will expire in the year 2023.

In June 2002, American Leisure had a change in ownership, as defined by Internal Revenue Code Section 382, which has resulted in American Leisure's net operating loss carryforward being subject to certain utilization limitations in the future.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

American Leisure leases office space located in Tamarac, Florida on a 5 year lease through November 2007. The monthly base rental payment is $17,708.

American Leisure also leases office facilities and reservation service center equipment under non-cancelable operating lease agreements for a monthly base rent of $14,838 through April 2008, and the reservation service center equipment leases call for a monthly base rent of $6,461 through December 2005. Future minimum rental payments are as follows:

December 31,

2004                                                        $    468,068
2005                                                             468,088
2006                                                             390,556
2007                                                             372,844
2008                                                              59,352
                                                            ------------
                                                            $  1,758,908
                                                            ============

Rent expense totaled $293,728 and $17,708 for 2003 and 2002, respectively.

Employment Agreements

The Company has various employment agreements with select members of their management. These agreements provide for a base salary plus bonuses of up to 19% of the profits of each subsidiary company based upon the Company's operating earnings as defined in each agreement.

LITIGATION

In the ordinary course of its business, the Company may from time to time become subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of its real estate or its operations. The Company believes that substantially all of the above are incidental to its business.

In June 2001, Rock Investment Trust, P.L.C., a British limited liability company, and RIT, L.C., a related Florida limited liability company, filed suit against Malcolm J. Wright, American Vacation Resorts, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., seeking either the return of an alleged $500,000 investment or ownership interest in one or more of the defendant entities equivalent to the alleged investment amount. Defendants have denied all claims and Mr. Wright, American Leisure and Inversora Tetuan have a counterclaim against Rock Investment Trust and its principal, Roger Smee for damages. American Leisure is seeking to recover deposits and costs on two real estate transactions totaling approximately $440,000 plus damages. The litigation is in the discovery phase and is not currently set for trial. American Leisure believes that Rock Investment Trust's and RITs claims are without merit and the claim is not material to American Leisure.

In March 2004, Manuel Sanchez and Luis Vanegas, filed suit against American Leisure Holdings, Inc. American Access Corporation, Hickory Travel Systems, Inc. Malcolm J Wright, L William Chiles, and Walter Kolker, seeking a claim for securities fraud, violation of Florida Securities and Investor Protection Act, breach of their employment contracts, and claims for fraudulent inducement. Defendants have denied all claims and have a counterclaim against Manuel Sanchez and Luis Vanegas for damages. The litigation commenced in March 2004 and will shortly enter the discovery phase and is not currently set for trial. American Leisure believes that Manuel Sanchez and Luis Vanegas claims are without merit and the claim is not material to American Leisure.

In November 2003, American Leisure Inc., and Malcolm Wright we enjoined in a third party lawsuit filed by Howard Warren V Travelbyus, Inc. William Kerby, David Doerge, DCM/ FundingIII, LLC, Balis Lewittes and Coleman, Inc. under a theory of joint venturer liability with the defendants. The plaintiff claims losses of $1.5 million. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remains to be done, based on the status of the record developed thus far, the Company believes that the claims are without merit. Chicago Counsel has been instructed to defend the allegations.

NOTE 16 - EMPLOYEE BENEFITS

The Company's subsidiary, HTS, maintains a qualified 401(k) profit sharing plan covering substantially all of its full time employees who have completed ninety days of service. Eligible employees may voluntarily contribute a percentage of their compensation up to established limits imposed by the Internal Revenue Service. At the discretion of the Board of Directors, the Company may make a matching contribution equal to a percentage of each employee's contribution. There were no matching contributions made for 2003.

NOTE 17 - SELF-INSURED HEALTH INSURANCE

The Company's subsidiary, HTS, is partially self-insured for benefits provided under an employee health insurance plan through Great West Life Insurance Company. Benefits include medical, prescription drug, dental and group term life insurance. The plan provides for self-insurance up to $25,000 per employee per year. Accordingly, there exists a contingent liability for unprocessed claims in excess of those reflected in the accompanying consolidated financial statements.

NOTE 18 - OPERATING SEGMENTS

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At December 31, 2003, the Company's three business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments.

American Leisure sells units on the Orlando property, as of December 31, 2003 no sales had been made.

American Leisure's operates a call center and revenues are recognized upon the completion of the earning process from the completion of the travel of the customer, the trip to the properties for the potential purchase, or the appropriate event based on the agreement with American Leisure's client as to the ability to be paid for the service.

Hickory Travel Systems, Inc. ("HTS") provides travel related services.

For the year ending December 31, 2003:

In (000's)      Am. Leisure  Call Center    HTS         Other     Elim.      Consol.
----------      -----------  -----------    ---         -----     -----      -------
Revenue          $     --    $    496     $  2,832    $    --   $     --    $  3,328
Segment income
(loss)
                 $ (1,455)   $     12     $    484    $(1,168)  $     --    $ (2,127)
Total Assets     $ 16,751    $  7,542     $  4,392    $    --   $ (3,309)   $ 25,376
Capital
expenditures     $  3,249    $  1,181     $     30    $    --   $     --    $  4,460
Depreciation     $      2    $    638     $      4    $    --   $     --    $    644
For the year ending December 31, 2002:

In (000's)     Am. Leisure  Call Center    HTS       Other        Elim.        Consol.
----------     -----------  -----------    ---       -----        -----        -------
Revenue          $     --      $ --        $--     $     24     $     --      $     24
Segment                                                                         income
(loss)
                 $   (611)     $ --        $--     $     --     $     --      $   (611)
Total Assets     $ 12,075      $ --        $--     $  1,544     $     --      $ 13,619
Capital
expenditures     $    149      $ --        $--     $     --     $     --      $  4,460
Depreciation     $     21      $ --        $--     $     --     $     --      $     21

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 19 - SUBSEQUENT EVENTS

CREDIT FACILITY $6,000,000

On March 30, 2004 the Company and certain subsidiaries entered into a $6,000,000 loan credit facility evidenced by a Promissory Note in the original principal balance of $6,000,000, with interest at the rate of 6% per annum, due on December 31, 2008, with conversion rights for common stock of the Company with Stanford Venture Capital Holdings, Inc. ("SVCH"). The promissory loan is secured by (i) a second mortgage on real estate located in Polk County, Florida, (ii) a second mortgage on real estate located in Polk County, Florida, (iii) all of its issued and outstanding capital stock of American Leisure Marketing & Technology , Inc.(iv) a pledge from Castlechart Limited of all of its issued and outstanding capital stock of Caribbean Leisure Marketing Limited, a subsidiary of AMLH;

IN connection with the promissory note, the Company issued warrants for 600,000 and 1,350,000 shares of AMLH's common stock at exercise prices of $.001 and $2.96 per share, respectively, expiring on December 31, 2008. The note is convertible into the Common Stock of the Company at a conversion price based on that number of shares of the Company's common stock calculated by dividing the amount due under the Credit Facility by $15.00.

ACQUISITION OF SECURED NOTES OF AROUND THE WORLD TRAVEL, INC.

The assets acquired were in the form of senior, secured notes owed by Around The World Travel, Inc., a Florida Corporation, ("AWT") in the face amount of $22,600,000.00. AMLH acquired the assets from GCD Acquisition Corp. ("GCD") of Coral Gables, Florida for $1,700,000, which was paid via the issuance of 340,000 common restricted shares at $5 a share in AMLH. In addition, AMLH gave the seller various indemnities and agreed to assume the seller's liability for, among other things, the responsibilities of GCD to service the purchase money financing for the assets as defined in a certain promissory note dated February 23, 2004 wherein the Maker is a Florida corporation known as Around The World Travel, Inc. and the Payee is CNG Hotels, Ltd. in the amount of $5,000,000 that carries an interest rate of the 3 month LIBOR + 1% per annum. This note is to be serviced on an interest only basis every six months in arrears, until it reaches final maturity in February, 2009.

PREFERRED STOCK SERIES E

American Leisure designated 50,000 shares of Series E Convertible Preferred Stock, par value $0.001 per share.

ITEM 8: CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Malone & Bailey, PLLC. is the auditor for the Company and there have been no disagreements with our auditor on accounting or financial disclosure issues.


PART III.

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following persons serve as directors and officers of Registrant:

Malcolm J Wright, President, Secretary, Chief Financial Officer and Director. Served since July 2002 and expires at the next annual meeting. Malcolm was formerly a partner at Kingston Smith, a prominent London-based accounting firm, from 1977-1988. He served as Chairman and Managing Director. of Zurich Group, which became a London Stock Exchange company, from 1988-1989. For a number of years, Malcolm worked as the driving force behind the AMLH business model and bringing together the companies that were rolled up to create American Leisure Holdings, Inc.

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

James Leaderer. Director of American Leisure Holdings, Inc.

Gillian Wright. Director of American Leisure Holdings, Inc.

ITEM 10: EXECUTIVE COMPENSATION

The Company has accrued $250,000 compensation to Malcolm Wright in the calendar year 2003. The Company has no retirement or stock option or bonus plan. The Company accrued directors compensation to all four directors for 2003 at $18,000 each.

ITEM 11: SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.


Title of       Name and address                   Amount of shares    % of class
Securities     of owner                                               owned
--------------------------------------------------------------------------------
Common          Malcolm J Wright                        845,733        10.89%
Preferred A     2701 Spivey Lane                         55,000         6.25%
                Orlando, FL 32837

Common          Gillian Wright
                As above                                230,000         2.96%
Common          Wright Family                           895,080        11.52%
Preferred A     Silver Birches, Boughton Hall Ave       305,000        34.66%
                Send, Woking, Surrey. UK
Common          Roger Maddock                         2,287,616        29.45%
Preferred A     Roseville, St Aubins Village            505,000        57.38%
                St Brelade, Jersey, CI.

Common          Bill Chiles                             850,000        10.94%
                Park 80 Plaza East Saddlebrook,
                New Jersey, 07663

-------------------------------------------------------------------------------
Common          All Officers, Directors &             5,108,429        55.76%
Preferred A     Beneficial Holders as a Group           865,000        98.29%


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had various transactions with related persons in 2003 as described in the footnotes to the financial statements.

ITEM 13. CONTROLS AND PROCEDURES.

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

PART IV.

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

      Included in Part II, Item 8 of this report:

      Report of Independent Public Accountant

      Balance Sheet as of December 31, 2003

      Statement of Operations - Inception through December 31, 2003

      Statement of Stockholders' Equity - Inception to December 31, 2003

      Statement of Cash Flows - Inception through December 31, 2003

      Notes to the Financial Statements

      Code of Ethics

(b)   The Company filed various reports on Form 8-K in 2003 & 2004.

(c)   The Company is filing exhibits.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMERICAN LEISURE HOLDINGS, INC.
                                  (Registrant)


Date: May 20, 2004             By: /S/ MALCOLM J WRIGHT
                                   -------------------------------------------
                                   Malcolm J Wright,
                                   President and Chief Financial Officer


Date: May 20, 2004             By: /S/ L. WILLIAM CHILES
                                   -------------------------------------------
                                   L. William Chiles, Chairman and Chief
                                   Executive Officer


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

Date: May 13, 2004

                                             /s/ L. William Chiles
                                             -----------------------
                                             Chief Executive Officer

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

Date: May 13, 2004


                                        /S/ Malcolm J. Wright
                                        -----------------------
                                        Chief Financial Officer