Form 10QSB
period 2004-03-31
AMERICAN LEISURE HOLDINGS INC
filed 2004-05-25
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ----------   ------------

                        Commission file number 333-48312


                        AMERICAN LEISURE HOLDINGS, INC.
                        -------------------------------
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                  75-2877111
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


                Park 80 Plaza East, Saddlebrook, New Jersey 07663
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (201) 226-2060
                                 --------------
                        (Registrant's telephone number)


                                      N/A
                                 --------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 24, 2004, 11,756,674 shares of common stock of the issuer were outstanding. In connection with the Acquisition, discussed below in "Item 2, Management's Discussion and Analysis or Plan of Operation, Overview," approximately 3,927,691 shares of common stock will be cancelled, which as of May 24, 2004 are issued and outstanding and included in the number first set forth in this paragraph.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31,
2003                                                                         F-1

Condensed Consolidated Statements of Operations for the three months ended
March 31, 2004 and 2003                                                      F-2

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2004 and 2003                                                      F-3

Notes to Interim Condensed Consolidated Financial Statements                 F-4


                          AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEET
                                       MARCH 31, 2004

                                               ASSETS
                                                                           March 31,
                                                                             2004
                                                                         ------------
                                                                          Unaudited
CURRENT ASSETS:
    Cash                                                                 $   337,539
    Accounts receivable                                                      998,178
    Advances receivable                                                       38,481
     Prepaid expenses and other                                                88,119
                                                                         ------------
     Total Current Assets                                                   1,462,317
                                                                         ------------

PROPERTY AND EQUIPMENT, NET, at cost                                       3,120,545
                                                                         ------------

LAND HELD FOR DEVELOPMENT                                                 16,057,270
                                                                         ------------

OTHER ASSETS
    Investment                                                               654,386
    Investment in senior, secured notes                                    5,978,487
    1913 Mercedes Benz                                                       500,000
    Goodwill                                                               1,840,001
     Other                                                                 2,002,544
                                                                         ------------
             Total Other Assets                                           10,975,418
                                                                         ------------

TOTAL ASSETS                                                             $31,615,550
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable              $ 2,081,118
     Current maturities of notes payable-related parties                     741,760
     Accounts payable and accrued expenses                                 2,366,649
     Deposits and other                                                      235,859
     Shareholder advances                                                  1,215,860
                                                                         ------------
             Total Current Liabilities                                     6,641,246

Commitments and contingencies

Minority liability                                                           253,724

Long-term debt and notes payable                                          17,471,998
Notes payable-related parties                                              1,666,469
Mandatorily redeemable preferred stock, 28,000 shares authorized;
    $.01 par value; 27,189 Series "C" shares issued and outstanding at
    March 31, 2004 and December 31, 2003                                   2,718,900
                                                                         ------------

             Total liabilities                                            28,752,337
                                                                         ------------  -

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       880,000 Series "A" shares issued and outstanding at
       March 31, 2004 and December 31, 2003                                    8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,500 Series "B" shares issued and outstanding at
       March 31, 2004 and December 31, 2003                                       25
     Capital stock, $.001 par value; 100,000,000 shares authorized;
       7,828,983 and 7,488,983 shares issued and outstanding at
       March 31, 2004 and December 31, 2003                                    7,829
     Additional paid-in capital                                            6,336,148
     Accumulated (deficit)                                                (3,489,589)
                                                                         ------------
             Total Stockholders' Equity                                    2,863,213
                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $31,615,550
                                                                         ============


                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months  Three Months
                                                    Ended        Ended
                                                   March 31,    March 31,
                                                     2004         2003
                                                 ------------  -----------
                                                  UNAUDITED     UNAUDITED
REVENUES                                         $ 1,186,665   $        -
COST OF SALES                                              -            -
                                                 ------------  -----------

Gross margin                                       1,186,665            -
                                                 ------------  -----------

EXPENSES:
    Depreciation and amortization                    220,072       76,090
    Impairment loss                                        -            -
    General and administrative expenses            1,974,466      193,746
                                                 ------------  -----------

TOTAL OPERATING EXPENSES                           2,194,538      269,836
                                                 ------------  -----------

LOSS FROM OPERATIONS BEFORE MINORITY INTERESTS   (1,007,873)    (269,836)

Minority interests                                   256,624            -
                                                 ------------  -----------


NET LOSS BEFORE INCOME TAXES                        (751,249)    (269,836)

PROVISIONS FOR INCOME TAXES                           (1,135)           -
                                                 ------------  -----------

NET LOSS                                         $  (752,384)  $ (269,836)
                                                 ============  ===========

NET LOSS PER SHARE:
      BASIC AND DILUTED                          $     (0.10)  $    (0.04)
                                                 ============  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                            7,630,961    6,638,983
                                                 ============  ===========


                                 AMERICAN LEISURE HOLDINGS, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Three Months  Three Months
                                                                           Ended        Ended
                                                                          March 31,    March 31,
                                                                            2004         2003
                                                                        ------------  -----------
                                                                         UNAUDITED     UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $  (752,384)  $ (269,836)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                  220,072       76,090
             Impairment loss                                                      -            -
             Common stock issued for services and contributed capital             -            -
          Changes in assets and liabilities:
             Decrease in receivables                                      1,149,956            -
             (Increase) in advances receivable                              (38,481)           -
             (Increase) in prepaid and other assets                         (47,252)      17,049
             (Increase) in deposits and other                               (90,385)      (9,882)
             Increase in accounts payable and accrued expenses               78,950       65,570
             Increase in deposits and other                                 235,859            -
                                                                        ------------  -----------
             Net cash (used in) operating activities                       (520,476)    (121,009)
                                                                        ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Increase) in investment in non-consolidated subsidiaries            (970,429)           -
      Advances to Around The World                                         (808,487)           -
      Capitalization of real estate carrying costs                         (733,643)           -
     Acquisition of fixed assets                                           (167,369)    (770,851)
                                                                        ------------  -----------
             Net cash used in investing activities                       (2,619,928)    (770,851)
                                                                        ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                          1,585,693    3,425,924
     Proceeds from notes payable-related parties                             (8,531)    (475,299)
     Proceeds from shareholder advances                                     184,977      154,135
                                                                        ------------  -----------
             Net cash provided by financing activities                    1,762,139    3,104,760
                                                                        ------------  -----------

             Net Increase (decrease) in Cash                               (397,313)   2,212,900

CASH AT BEGINNING PERIOD                                                    734,852       50,499
                                                                        ------------  -----------

CASH AT END OF PERIOD                                                   $   337,539   $2,263,399
                                                                        ------------  -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                             $   180,000   $        -
                                                                        ------------  -----------
     Cash paid for income taxes                                         $         -   $        -
                                                                        ------------  -----------

NON-CASH TRANSACTION

     Stock issued in exchange for assets                                $         -   $2,850,000
                                                                        ------------  -----------

     Stock issued in exchange for senior, secured notes                 $ 5,170,000   $        -
                                                                        ------------  -----------

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2004

Note A - Presentation

The condensed balance sheets of the Company as of March 31, 2004, the related condensed consolidated statements of operations for the three months ended March 31, 20043, and the condensed consolidated statements of cash flows for the three months ended March 31, 20043, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2003, Form 10-KSB and the Company's Forms 8-K & 8-K/A filings.
NOTE B - OTHER ASSETS

The increase in other assets is due to advances to Oak Holdings Antigua, Ltd. of $970,429.


NOTE C - INVESTMENT IN SENIOR, SECURED NOTES AND ADVANCES

The Company acquired senior, secured notes owed by Around The World Travel, Inc., a Florida Corporation, ("AWT") in the face amount of $22,600,000.00 for 340,000 shares of common stock and the issuance of an unsecured promissory note for $5,000,000 due in February 2009 bearing interest at LIBOR + 1% per annum. This note is to be serviced on an interest only basis every six months in arrears, until it reaches maturity. AWT specializes in placing travel agents in large corporate entities and has approximately 300 agents. Corporate clients account for approximately 70% of their revenues. AWT is the 17th largest travel agent company based on the airline reservation commissions. We also advanced $808,487 to AWT.


NOTE D - LONG-TERM DEBT

On March 30, 2004 the Company and certain subsidiaries entered into a $6,000,000 loan credit facility evidenced by a Promissory Note in the original principal balance of $6,000,000, with interest at the rate of 6% per annum, due on December 31, 2008, with conversion rights for common stock of the Company with Stanford Venture Capital Holdings, Inc. ("SVCH"). The promissory loan is secured by (i) a second mortgage on real estate located in Polk County, Florida, (ii) a second mortgage on real estate located in Polk County, Florida, (iii) all of its issued and outstanding capital stock of American Leisure Marketing & Technology, Inc.(iv) a pledge from Castlechart Limited of all of its issued and outstanding capital stock of Caribbean Leisure Marketing Limited, a subsidiary of AMLH. In connection with the promissory note, the Company issued warrants for 600,000 and 1,350,000 shares of AMLH's common stock at exercise prices of $.001 and $2.96 per share, respectively, expiring on December 31, 2008. The note is convertible into the Common Stock of the Company at a conversion price based on that number of shares of the Company's common stock calculated by dividing the amount due under the Credit Facility by $15.00. As of march 31, 2004, there is $4,572,457 outstanding on the credit facility.

In March 2003, AMLH entered into an unsecured promissory note for $5,000,000 due in February 2009 bearing interest at LIBOR + 1% per annum. This note is to be serviced on an interest only basis every six months in arrears, until it reaches maturity.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS AND NO ASSURANCE CAN BE GIVEN THAT THE PLANS, ESTIMATES AND EXPECTATIONS REFLECTED IN SUCH STATEMENTS WILL BE ACHIEVED.

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

i) The inability of the Company to locate sources of capital on favorable terms for the pledge and/or sale of land and vacation ownership notes receivable, including the inability to consummate or fund securitization transactions or to consummate funding under facilities.

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

The Public may read and copy any materials filed by American Leisure Holdings, Inc. with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of The Public Reference Room by calling the SEC at 1-800-SEC- 0330. The SEC Maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

OVERVIEW

American Leisure Holdings, Inc. ("American Leisure," "AMLH" or "the Registrant"), through its subsidiaries, is a developer of vacation real estate. The Company has been re-designed and structured to own, control and direct a series of companies in the travel and tourism industries so that it can achieve significant vertical and horizontal integration in the sourcing of, and the delivery of, corporate and vacation travel services. During the fourth quarter of 2003, AMLH acquired HTS Holdings, Inc. and its subsidiaries ("HTS") to enter into the travel and tourism industry. In May 2004, AMLH acquired an option to purchase Around The World Holdings, LLC, the majority stockholder of "TraveLeaders", discussed below. The acquisition of TraveLeaders, coupled with the acquisition of HTS, will make AMLH both a brick-and-mortar and Internet-based travel agency.

The Registrant was originally incorporated as Freewillpc.com, Inc. ("Freewill"), a Nevada corporation, on June 13, 2000. American Leisure Corporation, formerly American Leisure Holdings, Inc. ("ALC"), was incorporated on May 10, 2002. Effective June 14, 2002, the Registrant acquired ALC, a Nevada corporation, and its subsidiaries in exchange for the issuance of 880,000 shares of Series A preferred stock and 4,893,974 shares of common stock (the "Acquisition"). In connection with the Acquisition, the Registrant changed its name to American Leisure Holdings, Inc.

For accounting purposes, the Acquisition was treated as an acquisition of American Leisure and a recapitalization of ALC. ALC emerged as the surviving financial reporting entity, but American Leisure remained as the legal reporting entity. ALC is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of American Leisure were not carried over and were adjusted to $0.

American Leisure Holdings, Inc. serves as a holding company to several operating subsidiaries. The terms "Company," "we" or "our" as used herein refer to American Leisure Holdings, Inc. and its wholly-owned and majority-owned subsidiaries which include the following:

o     American Leisure Corporation
o     American Leisure, Inc.
o     American Professional Management Group, Inc.
o     Tierra Del Sol Resort, Inc.
o     American Leisure Marketing & Technology, Inc.
o     American Travel & Marketing Group, Inc.
o     American Leisure Homes, Inc.
o     Florida Golf Group, Inc.
o     I-Drive Limos Inc.
o     Orlando Holidays, Inc.
o     Welcome to Orlando, Inc.
o     Pool Homes, Inc.
o     Pool Homes Managers, Inc.
o     Leisureshare International Ltd.
o     Leisureshare International Espanola S.A.
o     American Travel Club, Inc.
o     American Access Telecommunications Corporation
o     American Switching Technologies, Inc.
o     Club Touristico Latinoamericano, Inc.
o     Affinity Travel Club, Inc.
o     Affinity Travel, Inc.
o     Luxshares, Inc.
o     American Sterling Motorcoaches, Inc.
o     HTS Holdings, Inc.
o     Hickory Travel Systems, Inc.

The following four (4) subsidiaries are the Company's principal operating companies:

Tierra Del Sol Resort, Inc. ("TDSR")

TDSR completed the planning stage of a 971-unit vacation destination resort in Orlando, Florida. The Company expected that the horizontal construction finance and resort amenities would be funded via a Community Development District Bond ("CDD Bonds") placement. Due to the re-rating of these bonds in December 2003, the development of the project has been delayed while TDSR seeks to obtain conventional construction financing. TDSR expects to sell CDD Bonds on the "back end" when the vacation homes have been sold to third party buyers with a view to recovering the monies it will have expended for the horizontal infrastructure and resort amenities.

Presales of the vacation homes commenced on February 1, 2004. As of the date of this report, TDSR has executed pre-sales contracts for 285 properties representing sales of approximately $80,101,871. The Company expects to complete the construction of these presales in the third and fourth quarters of 2005.

TDSR is seeking a $55,000,000 construction loan to enter into the development stage in the summer of 2004. The Company is currently seeking to strengthen its bank guarantees with a third party guarantor for the construction loan. The Company also intends to continue to provide financial and guarantee support to TDSR for the development of the resort. Provided that TDSR obtains the necessary construction loan, development will commence with horizontal construction during the summer of 2004 and vertical construction on all pre-sales in the autumn of 2004, with the first vacation investment properties estimated to be delivered in the summer of 2005. On May 10, 2004, TDSR changed its name from Sunstone Golf Resort, Inc. ("Sunstone") to Tierra Del Sol Resort, Inc.

The Company refinanced the TDSR business operations in March of 2003 and repaid loans that it had borrowed since February 2000 at high rates of interest. It obtained a $6,000,000 loan that enabled the Company to further develop the property by finalizing its revised planning, to obtain permitting for an increase from 799 to 971 vacation residences, to commence engineering and to establish the CDD Bonds.

TDSR has entered into an agreement with Town Center Commercial Group, LLC for the sale and purchase of 40 acres of TDSR's property comprising "Cita Del Sol" for the amount of $7,000,000. The closing is conditional upon TDSR releasing this property from its mortgage with Grand Bank & Trust of Florida. Of the $7,000,000 sales price, $3,000,000 will be paid in cash and the balance of the purchase consideration will be paid via the transfer of $4,000,000 of the existing mortgages on the property due to Arvimex, Inc. and Raster Investments, Inc.

American Travel & Marketing Group, Inc. ("ATMG")

We believe that ATMG will generate significant travel business through the creation of clubs comprised of affinity-based travelers. ATMG has developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. We believe that AMTG is poised to secure a significant market share of the affinity-travel marketing segment. As the proprietor and manager of clubs it creates, ATMG anticipates substantial revenue from annual membership fees and commissions earned on the sale of travel services once the infrastructure has been finalized to communicate and sell to its affinity-based club databases. The value added to ATMG programs by being a part of the AMLH family includes the sales opportunities to the corporate clients of HTS, the fulfillment capacity of the bulk buying power of HTS and the hotel/resort assets to be provided by AMLH through its resort division.

Once the infrastructure has been finalized in conjunction with American Leisure Marketing & Technology, Inc., to communicate and sell to its affinity-based club databases, we anticipate that ATMG will derive substantial revenue from annual membership fees and commissions earned from the sale of packaged travel services.

American Leisure Marketing & Technology, Inc. ("ALMT)

ALMT owns a state of the art communications center that will be used to market the products and services of HTS and ATMG, as well as third parties. The communications center is up to date with the latest technology and linked to the Internet. The Company believes that ALMT can provide a cost effective, all encompassing solution to customer service. Customer service representative can respond to the individual consumer with accuracy, speed and knowledge; thus, providing the consumer with relevant and immediate information that is current at all times. ALMT will offer its call center services to the 3,000 HTS affiliated travel agencies. The Company believes that ALMT has the potential to provide unsurpassed service to the hundreds of major HTS corporate clients, in real time telephony and web based applications via VOIP technology.

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

Hickory Travel Systems, Inc. ("HTSI")

On October 1, 2003, American Leisure acquired controlling interest in HTS, the parent to, among other companies, Hickory Travel Services, Inc. which will focus on the fulfillment of all of our companies' travel needs. The Company is currently beginning the integration of its various travel and marketing programs into the HTS system.

HTS brings to the Company a network/consortium of approximately 160 well established travel agency members, comprised of over 3,000 seasoned travel agency locations worldwide. As a group of members, they have amassed approximately $17 billion in travel bookings per year over the past several years. HTS will focus on the fulfillment of all of the AMLH group companies travel needs. The Company intends to take advantage of HTS' 24-hour reservation services, international rate desk, discount hotel programs, preferred supplier discount and commission enhancement programs, marketing services, training, consultation, legal and financial services, automation and information exchange and make significant improvements to the operating methods of HTS for the benefit of the Company and HTS' member base.

Historically, HTS has seasonal losses during the first three quarters of each year. In the 2004 fiscal year, the Company estimates that HTS will incur approximately $1,500,000 in losses during this period and realize approximately $2,000,000 in net profit in the last quarter of 2004. The Company bases its estimates on previous trends as well as new business opportunities which the Company believes will come to fruition in the last quarter of 2004. HTS will require a loan of approximately $1,000,000 of working capital from AMLH during its seasonal period of losses. The Company's management is in the process of changing the HTS business model in an attempt to significantly reduce the amount of losses incurred during the first three quarters of each fiscal year.

The Company is currently planning the following acquisitions and business ventures:

Around The World Travel, Inc. ("AWT")

AWT does business as TraveLeaders, one of the largest US-based travel service distribution companies in North America. In March 2004, the Company began a process of acquiring AWT or AWT's assets. As of the date of this report, the Company has acquired the following: 1) senior secured notes of AWT in the total amount of $22,600,000 in exchange for 340,000 restricted shares of the Company's common stock; 2) 907,877 shares of Series A Preferred Stock of AWT (constituting approximately 51% of the issued and outstanding shares of such preferred stock) in exchange for 24,101 shares of newly designated Series E Convertible Preferred Stock of the Company and a promissory note in the principal amount of $1,698,340; 3) an option to purchase Around The World Holdings, LLC, which owns approximately 62% of the issued and outstanding common stock of AWT; and 4) approximately 5% of the minority interests Common and Preferred Stock of AWT. The Company plans to complete the acquisition of AWT during the Summer of 2004.

TraveLeaders will require approximately $3,000,000 of additional working capital during the period from March to September 2004. The Company intends to loan TraveLeaders any additional advances under the credit agreement it acquired as part of the acquisition of the senior secured notes of AWT.

Antigua - Caribbean Leisure Marketing Ltd. ("CLM")

During September 2003, forming part of the company's negotiations with Stanford Venture Capital Holdings, Inc. ("Stanford"), the Company agreed with Stanford to form a new Company in Antigua, West Indies and to acquire the assets of a call center previously run by another Stanford Portfolio company. Stanford agreed to advance the sum of $2,000,000 for the Company's call centers working capital and equipment needs as part of its $6,000,000 5-year convertible loan. Once the assets in Antigua have been acquired and upgraded, the center will be linked via Satellite to ALMT's call center in Tamarac to take advantage of the state of the art technology available in this center and to run various inbound and outbound marketing campaigns for group and third party companies.

Advantage Professional Management Group, Inc. ("APMG")

On July 8, 2003, APMG received revised planning on its property to establish the property with TCX (town center) zoning.

KNOWN TRENDS, EVENTS AND UNCERTAINTIES

The Company's vacation real estate operations will be managed under two business segments. One will develop, market and sell Vacation Ownership Interests in the Company's future resort properties, primarily through Vacation/Travel Clubs.
The other operation (currently Tierra Del Sol) will acquire tracts of real estate suitable for vacation resort properties, which will be subdivided, improved and sold, typically on a retail basis as vacation home sales.

The Company expects to experience seasonal fluctuations in its gross revenues and net earnings. This seasonality may cause significant fluctuations in the Company's quarterly operating results. In addition, other material fluctuations in operating results may occur due to the timing of development of certain projects and the Company's use of the percentage-of-completion method of accounting with respect thereto. Furthermore, costs associated with the acquisition and development of vacation resorts, including carrying costs such as interest and taxes, are capitalized as inventory and will be allocated to cost of real estate sold as the respective revenues are recognized. The Company's management expects that the Company will continue to invest in projects that will require substantial development and significant amounts of capital funding.

The Company believes that the terrorist attacks on September 11, 2001 in the United States, the continuing hostilities in the Middle East and other world events have decreased the amount of vacation and corporate air travel by Americans but have not required the Company to materially change its business plan. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks or other world events will not have a material adverse effect on the Company's future results of operations.

Strategy

Our current business model is based on four basic premises: Club Creation and Administration, Vacation Resort Real Estate, Vacation Ownership and Travel Services.

Club Creation and Administration.

We intend to promote and service both travel clubs and vacation clubs to derive membership dues revenue, travel commissions revenue and prospects for conversion of travel club members to vacation club members. To enhance membership benefits, we intend to affiliate with vacation exchange programs and provide financing to members.

Vacation Resort Real Estate.

In addition to our current vacation resort assets, we intend to purchase additional vacation resort assets, particularly in the Caribbean and Florida resort areas where the demand for vacation property is strong during the majority of the year. Such resorts assets will likely include the following:

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

Vacation real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions including the following:

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

o our quarterly results may fluctuate due to an increase or decrease in the number of vacation resort properties completed subject to "percentage of completion accounting," which requires that we recognize profit on projects on a pro rata basis as development is completed;

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

We will engage third-party contractors to construct our resorts and to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including structural integrity, the presence of mold as a result of leaks or other defects, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects, etcetera. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. A significant number of claims for development-related defects could adversely affect our liquidity, financial condition, and operating results.

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

Cash Flow Requirements

The Company needs to obtain additional financing of approximately $6,000,000 during the next twelve months to adequately finance its proposed acquisitions, meet its obligations under its business model, and provide for working capital. The Company needs this money in addition to the $6,000,000 line of credit, discussed in more detail below. Assuming we raise the full $6,000,000 of additional financing, we anticipate that we will use $2,000,000 to pay off debt and $4,000,000 for working capital. Assuming we do not raise the full $6,000,000, we intend to use 33% and 66% of any money raised to pay off debt and for working capital, respectively.

The Company obtained a line of credit of $6,000,000 from Stanford Venture Capital Holdings, Inc. ("Stanford"). Stanford has also expressed a strong interest in funding the Company with an additional $4,000,000 for working capital for its travel related activities. At this time, there can be no assurance that Stanford will provide such funding.

The Company's management has also made certain loan requests from several banking institutions. However, these discussions are in the preliminary stages and none of the requests for loans have been approved by any of the lending institutions.

At this time, the Company does not have any commitments for additional financing either from its officers, directors and affiliates or otherwise. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient, whether from the Company's financial markets or working capital commitments from Stanford, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to us on acceptable terms, we will have to delay, curtail or scale back some or all of our operations. If we are unable to raise additional capital, it would have a materially adverse effect upon our ability to expand our business operations.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

The Company acquired HTS during the fourth quarter of 2003. Prior to that, the Company had generated very little revenue since its inception as the Company was concentrating it efforts on the finalization of its planning and marketing for its Tierra Del Sol resorts property and developing databases for its travel clubs. The significant increase in the Company's revenues and expenses is due to the acquisition of HTS.

The Company had revenues of $1,186,665 for the three months ended March 31, 2004, as compared to having no revenues for the three months ended March 31, 2003.

Total operating expenses increased $1,924,702 from $269,836 for the three months ended March 31, 2003, to $2,194,538 (or 713%) for the three months ended March 31, 2004. The increase in total operating expenses was due to depreciation and amortization and increases in general and administrative ("G&A") expenses. Depreciation and amortization increased $143,982 from $76,090 for the three months ended March 31, 2003, to $220,072 (or 189%) for the three months ended March 31, 2004. Likewise, G&A expenses increased $1,780,720 from $193,746 for the three months ended March 31, 2003 to $1,974,446 (or 919%) for the three months ended March 31, 2004.

The Company operated at a gross margin that was less than zero during the three months ended March 31, 2004 and 2003. Loss from operations before minority interests was $1,007,873 for the three months ended March 31, 2004, as compared to loss from operations before minority interests of $269,836 for the three months ended March 31, 2003. The increase in loss from operations before minority interests was directly attributable to the increases in depreciation and amortization and G&A expenses.

The Company had $256,624 attributable to minority interests for the three months ended March 31, 2004, as compared to $0- attributable to minority interests for the three months ended March 31, 2003.

Net loss before income taxes for the three months ended March 31, 2004 was $751,249 as compared to net loss before income taxes of $269,836 for the three months ended March 31, 2003. The increase in net loss before income taxes was directly attributable to the increases in depreciation and amortization and G&A expenses which were slightly offset by $256,624 attributable to minority interests.

The Company recorded a provision for income taxes of $(1,135) for the three months ended March 31, 2004, as compared to a provision for income taxes of $0-for the three months ended March 31, 2003.

The Company had a net loss of $752,384 for the three months ended March 31, 2004, as compared to net loss of $269,836 for the three months ended March 31, 2003. The increase in net loss is primarily attributable to the operations of HTS. Historically, HTS has had seasonal losses during the first three quarters and net profits during the fourth quarter of each year.

Net loss per share was $0.10 for the three months ended March 31, 2004, as compared to net loss per share of $0.04 for the three months ended March 31, 2003.

LIQUIDITY

The Company had total current assets of $1,462,3174 as of March 31, 2004, which consisted of $337,539 of cash, $998,178 of accounts receivable, $38,481 of advances, and $88,119 of prepaid expenses and other current assets.

The Company had total current liabilities of $6,641,246 as of March 31, 2004, which consisted of $2,081,118 of current maturities of long-term debt and notes payable, $741,760 of current maturities of notes payable to related parties, $2,366,649 of accounts payable and accrued expenses, $235,859 of deposits and other current liabilities and $1,215,860 of shareholder advances.

The Company had negative net working capital of $5,178,929 as of March 31, 2004. The ratio of total current assets to total current liabilities was 22% as of March 31, 2004.

During the three months ended March 31, 2004, the Company's working capital changed from a negative net working capital of $7,062,329 for the twelve months ended December 31, 2003 to a negative net working capital of $4,370,442 for the three months ended March 31, 2004d. This was due to the conversion of certain advances from Stanford into a long-term note payable. The Company does not currently have sufficient capital in its accounts, to assure its ability to meet its current obligations or to continue its planned operations, however it is in the course of finalizing the legal documentation to close on a new loan with Stanford for $4,000,000. The Company believes that if this loan closes, the $4,000,000 will be sufficient for most of its existing capital needs through 2004. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is however no assurance that any capital raising, including the loan being negotiated with Stanford, or any of its planned activities will be successful.

CAPITAL RESOURCES

The Company has a history of generating net losses and cash decreased $397,313 during the three months ended March 31, 2004. The Company's primary source of cash has come from financing activities. The Company had $1,762,139 of cash provided by financing activities during the three months ended March 31, 2004, consisting of $1,585,693 of proceeds from notes payable and $184,977 of shareholder advances which were offset by an adjustment of $8,531 of proceeds from notes payable to related parties.

The Company used $449,953 of cash in its operating activities which consisted of its net loss of $752,384 and negative adjustments of $38,481 due to an increase in advances receivable, $47,252 due to an increase in prepaid and other assets and $824,955 due to a net increase in deposits and other that were offset by positive adjustments of $220,072 for depreciation and amortization, $1,149,956 due to a decrease in receivables, and $78,950 due to an increase in accounts payable and accrued expenses.

The Company used $1,709,499 of cash in investing activities which consisted of an increase in notes receivable of $808,487, an increase in capitalization of real estate costs of $733,643 and the acquisition of fixed assets of $167,369.

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured to its shareholders. The shareholders have agreed to roll over their loans until the company has stronger liquidity and take security for their loans.

The Company has received additional capital through the expansion of vendor financing and loans from its directors and shareholders during the most recent quarter. The Company also received advances from Stanford under the Company's credit facility during the first quarter of 2004.

Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and actively pursue its planned business activities.

The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue by seeking the additional capital that it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

We estimate that Tierra Del Sol Resort, HTS and TraveLeaders (if acquired) will require additional capital until the third quarter of 2005. Even though the Company as obtained a new line of credit, the Company will still have to obtain new sources of capital until operations provide sufficient cash flow to finance these activities.

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

RISK FACTORS

AMLH MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL ON REASONABLE TERMS, OR AT ALL, TO FUND CASH ACQUISITIONS, AND THIS INABILITY MAY PREVENT AMLH FROM TAKING ADVANTAGE OF OPPORTUNITIES, HURT ITS BUSINESS AND NEGATIVELY IMPACT ITS SHAREHOLDERS. AMLH needs to obtain additional financing of approximately $6,000,000 during the next twelve months to adequately finance its proposed acquisitions, meet its obligations under its business model, and provide for working capital. AMLH has historically made most of its acquisitions using all preferred shares or a combination of preferred and common shares. AMLH does not at this time have any commitments to make acquisitions for cash. Nevertheless, acquisitions may be undertaken that require cash capital to consummate. If adequate funds are not available on reasonable terms, or at all, AMLH may be unable to take advantage of future opportunities to make additional acquisitions for cash or to satisfy on-going cash requirements for its operations, and material commitments. If additional funds are raised through the issuance of debt or equity securities, the percentage ownership of existing shareholders may be diluted, the securities issued may have rights and preferences senior to those of shareholders, and the terms of the securities may impose restrictions on operations. If AMLH cannot obtain additional financing, it will have to delay, curtail or scale back some or all of its operations which would have a materially adverse effect upon its business operations and its ability to expand.

CERTAIN SEC INQUIRIES. In September 2003, the SEC made inquiries concerning the Company's press releases. Generally, the SEC requested that the Company provide supporting documents for certain statements that the Company had made in its press releases. The Company provided these documents to the SEC, the last of which were provided in February 2004. No communication has been received from the SEC since that date. As a result of the earlier inquiry, the Company may be subject to future liability in connection with its press releases. Any future inquiries and any such liability could have a material adverse effect on the Company's business operations or its ability to obtain debt and/or equity on terms that are acceptable to the Company, if at all.

RISKS RELATING TO ALMH COMMON STOCK

NO ASSURANCE THAT THE AMLH'S COMMON STOCK WILL TRADE ON THE OTC BULLETIN BOARD. Due to the Company filing its Form 10-KSB for the fiscal year ended December 31, 2003, four hours late on May 20, 2004, it resulted in a delinquent filing with the Securities and Exchange Commission (the "SEC" or the "Commission"). As a result of this late filing, AMLH's common stock was "delisted" from the OTC Bulletin Board on May 21, 2004. AMLH is taking steps to remedy the situation; however, there can be no assurance that AHLH's common stock will become listed on the OTC Bulletin Board. If AMLH is unsuccessful in listing its common stock on the OTC Bulletin Board, AMLH's common stock will likely have less liquidity than it had, and may trade at a lesser value than it did, on the OTC Bulletin Board.

AMLH'S COMMON STOCK PRICE COULD AND HAS FLUCTUATED SIGNIFICANTLY, AND SHAREHOLDERS MAY BE UNABLE TO RESELL THEIR SHARES AT A PROFIT. The price of AMLH's common stock has fluctuated substantially since it began trading. The trading prices for small capitalization companies like AMLH often fluctuate significantly. Market prices and trading volume for stocks of these types of companies like AMLH have been volatile. The market price of AMLH's common stock is likely to continue to be highly volatile. If revenue or earnings are less than expected for any quarter, the market price of AMLH's common stock could significantly decline, whether or not the decline in AMLH's consolidated revenue or earnings is reflective of any long-term problems with the AMLH's business. Other factors such as a number of AMLH's issued and outstanding common stock becoming eligible for sale under Rule 144 in June 2002, terms of any equity and/or debt financing and market conditions could have a significant impact on the future price of AMLH's common stock and could have a depressive effect on the then market price of the common stock.

ACTIVE TRADING MARKETS FOR AMLH'S COMMON STOCK MAY NOT DEVELOP. While the listing of AMLH's common stock was a condition to closing certain transactions, an active and liquid trading market for AMLH's common stock may not develop or be sustained. In addition, AMLH cannot predict the price at which AMLH's common stock will trade. Furthermore, as stated above AMLH Common Stock has been "delisted" from trading on the OTC Bulletin Board which may adversely affect the development of an active trading market for AMLH's common stock and the price at with AMLH's common stock trades.

PENNY STOCK REGULATIONS AND RESTRICTIONS. The Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 31, 2004, the closing price of our common stock was less than $5.00 per share and therefore is a "penny stock" pursuant to the rules under the Securities Exchange Act of 1934, as amended. Such designation requires any broker or dealer selling such securities to disclose certain information concerning the transactions, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of brokers and dealers to sell our common stock and may adversely affect the ability of investors to sell their shares.

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

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY COULD SIGNIFICANTLY REDUCE AMLH'S REVENUE. Potential declines or disruptions in the travel industry include:

O price escalation in the airline industry or other travel related industries;

O     airline or other travel related strikes;

O     political instability, war and hostilities;

O     bad weather;

O     fuel price escalation;

O     increased occurrence of travel-related accidents; and

O     economic downturns and recessions.

AMLH HAS ONLY RECENTLY FOCUSED THEIR BUSINESSES ON THE TRAVEL SECTOR AND THEIR RECENT BUSINESS EXPERIENCE IN UNRELATED INDUSTRIES MIGHT NOT CARRY OVER INTO THE BUSINESS OF BEING AN INTERNET-BASED PROVIDER FOR TRAVEL SERVICES.

OTHER RISK FACTORS

THE COMPANIES MAY NOT IDENTIFY OR COMPLETE ACQUISITIONS IN A TIMELY MANNER, COST-EFFECTIVE BASIS OR AT ALL. In the event of any future acquisitions, the companies could:

o    issue   additional   stock  that  would   further   dilute current
     shareholders' percentage ownership;

o    incur debt;

o    assume unknown or contingent liabilities; or

o experience negative effects on reported operating results from acquisition-related charges and amortization of acquired technology, goodwill and other intangibles.

These transactions involve numerous risks that could harm operating results and cause the Company's stock prices to decline, including:

o     potential loss of key employees of acquired organizations;

o problems integrating the acquired business, including its information systems and personnel;

o     unanticipated costs that may harm operating results;

o     diversion of management's attention from business concerns;

o     adverse effects on existing business relationships with customers; and

o risks associated with entering an industry in which the companies have no or limited prior experience.

Any of these risks could harm the businesses and operating results.

o     attract additional travel suppliers and consumers to its services;

o     maintain and enhance its brand;

o     operate, expand and develop its operations and systems efficiently;

o     maintain adequate control of its expenses;

o     raise additional capital;

o     attract and retain qualified personnel; and

o     respond to technological changes.

OTHER RISKS RELATING TO THE BUSINESS OF AMLH

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

BECAUSE AMLH DEPENDS ON KEY PERSONNEL, THEIR LOSS COULD HARM ITS BUSINESS. AMLH's key personnel are: Malcolm Wright and Bill Chiles. Competition in our industry for executive-level personnel such as Messrs. Wright and Chiles is fierce and there can be no assurance that we will be able to motivate and retain them, or that we can do so on economically feasible terms. These key personnel would be difficult to replace. AMLH does not carry any insurance covering the loss of any of these key personnel.

WE HAVE A VERY LIMITED HISTORY OF OPERATIONS AND CONTINUING OPERATING LOSSES. Since AMLH's inception, we have engaged primarily in the development of vacation/resort properties, building travel club membership data bases, and recently, the designing, developing, building and implementing the technology in the primary business center, and assembly of our management team. We have incurred net operating losses since our inception. As of March 31, 2004, we had an accumulated deficit of approximately $3,489,589. Such losses have resulted primarily from costs associated with general and administrative costs associated with our operations.

UNCERTAINTY OF FUTURE PROFITABILITY. We have incurred losses since our inception and continue to require additional capital to fund operations and capacity and facilities upgrades. Our fixed commitments, including salaries and fees for current employees and consultants, equipment rental, and other contractual commitments, are substantial and will increase if additional agreements are entered into and additional personnel are retained. We do not expect to generate a positive internal cash flow until the end of 2004 due to expected increases in working capital needs and ongoing start up losses. We intend to generate the necessary capital to operate for the next twelve months by achieving break-even cash flow from operations and subsequent profitability, selling equity and/or debt securities and/or sale-lease back transactions of our equipment. The Company believes that such a transaction, if completed, would generate a substantial portion of the funds required. Unless we are successful in our efforts to achieve break-even cash flow and subsequent profitability and raise capital through sales of securities and/or entering into a sale-lease back transaction, we believe we may not be able to continue operations for the next twelve months. We have put a plan into effect to achieve profitability late in the fiscal year 2004; however, there can be no assurances that the Company will be able to successfully achieve the plan.

UNCERTAIN ABILITY TO MEET CAPITAL NEEDS. We need additional capital to fund our operations and we are seeking to obtain additional capital through equity and/or debt financing or a sale lease back transaction on our equipment. If additional funds are raised by issuing equity securities and/or debt convertible into equity, further dilution to existing stockholders will result. Future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms.

RELIANCE ON A FEW MAJOR CLIENTS. We will focus our marketing efforts on developing long-term relationships with companies in our targeted travel and vacation resort industry. As a result, we will derive a substantial portion of our revenues from relatively few clients. There can be no assurances that we will not continue to be dependent on a few significant clients, that we will be able to retain those clients, that the volumes of profit margins will not be reduced or that we would be able to replace such clients or programs with similar clients or programs that would generate a comparable profit margin. Consequently, the loss of one or more of those clients could have a material adverse effect on our business, results of operations or financial condition.

ECONOMIC DOWNTURN. Our ability to enter into new multi-year contracts may be dependent upon the general economic environment in which our clients and their customers are operating. A weakening of the U.S. or global marketplace could cause longer sales cycles, delays in closing contracts for new business and slower growth under existing contracts. As a result of the terrorist attacks on the United States of America on September 11, 2001, the Company is unable to predict the impact of an economic downturn, if any, on the Company's financial condition or results of operations.

OUR CONTRACTS. Our contracts do not ensure that we will generate a minimum level of revenues, and the profitability of each client campaign may fluctuate, sometimes significantly, throughout the various stages of our sales campaigns. Although we will seek to enter into multi-year contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or
reduce customer interaction volumes, on relatively short notice.   Although some
contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled campaign or for the revenues we may lose as a result of the early termination. We are usually not designated as our client's exclusive service provider; however, we believe that meeting our clients' expectations can have a more significant impact on revenues generated by us than the specific terms of our client campaign.

COST AND PRICE INCREASES. Only a few of our contracts allow us to increase our service fees if and to the extent certain cost or price indices increase; however, most of our significant contracts do not contain such provisions and some contracts require us to decrease our service fees if, among other things, we do not achieve certain performance objectives. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services.

CHANGING TECHNOLOGY. Our business is highly dependent on our computer and communications equipment and software capabilities. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to (i) expand our existing service offerings; (ii) achieve cost efficiencies in our existing contact centers; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions.

LABOR FORCES. Our success will be largely dependent on our ability to recruit, hire, train and retain qualified personnel. Our industry is very labor intensive and has experienced high personnel turnover. A significant increase in our personnel turnover rate could increase our recruiting and training costs and decrease operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale campaigns, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management campaigns. Because significant portions of our operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on our business, results of operations or financial condition.

COMPETITIVE MARKET. We believe that the market in which we operate is fragmented and highly competitive and that competition is likely to intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms and the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than us. Similarly, there can be no assurance that additional competitors with greater resources than us will not enter our market. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or result in significant price erosion, which could have a material adverse effect upon our business, results of operations or financial condition.

BUSINESS ACQUISITIONS OR JOINT VENTURES MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT'S ATTENTION. As part of our business strategy, we may consider acquisition of, or investments in, businesses that offer services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including: (i) difficulty in assimilating the operations, products and personnel of the acquired business;
(ii) potential disruption of our ongoing business; (iii) unanticipated costs associated with the acquisition; (iv) inability of management to manage the financial and strategic position of acquired or developed services and technologies; (v) the division of management's attention from our core business;
(vi) inability to maintain uniform standards, controls, policies and procedures; and (vii) impairment of relationships with employees and customers which may occur as a result of integration of the acquired business.

BUSINESS INTERRUPTION. Our operations are dependent upon our ability to protect our contact center, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at our contact center, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. We maintain property and business interruption insurance; however, such insurance may not adequately compensate us for any losses we may incur.

VARYING QUARTERLY RESULTS. We have experienced and could continue to experience quarterly variations in operating results because of a variety of factors, many of which are outside our control. Such factors may include, but not be limited to, the timing of new contracts; reductions or other modifications in our clients' marketing and sales strategies; the timing of new product or service offerings; the expiration or termination of existing contracts or the reduction in existing programs; the timing of increased expenses incurred to obtain and support new business; changes in the revenue mix among our various service offerings; labor strikes and slowdowns; and the seasonal pattern of certain businesses serviced by us. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenues are below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affect our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern Considerations. The Company has incurred substantial losses since inception, and has negative working capital. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional debt and/or equity financing to continue its operations or achieve profitable operations, as discussed above under the headings "Liquidity and Capital Resources" and "Risk Factors." The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management recognizes that we must generate capital and revenue resources to enable us to achieve profitable operations. We are planning on obtaining additional capital by achieving break-even cash flow from operations and selling equity and/or debt securities and/or a sale-lease back transaction on our equipment. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity and or debt capital and ultimately achieving profitable operations. However, no assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may from time to time become subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of its real estate. The Company believes that substantially all of the above are incidental to its business.

The Company became a defendant in an action that was filed in Orange County, Florida. In June, 2001, Rock Investment Trust, P.L.C., a British limited liability company, and RIT, L.C., a related Florida limited liability company (collectively the "Plaintiff") filed suit against Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc. collectively the
"Defendant") , seeking either the return of an alleged $500,000 investment or ownership interest in one or more of the defendant entities equivalent to the alleged investment amount. Defendants have denied all claims and have counterclaimed against Rock Investment Trust and its principal, Roger Smee, seeking damages in excess of $10 million. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remains to be done, based on the status of the record developed thus far, the Company's counsel believes that Rock Investment Trust's and RIT's claims are without merit and that the counterclaim will be successful.

The Company has become aware of a lawsuit, filed in March 2004, by Manuel Sanchez and Luis Vanegas against American Leisure Holdings, Inc. various subsidiaries and various officers alleging claims of breach of their employment contracts and related stock purchase agreements. The Company has not yet been served with this lawsuit and therefore has not yet had an opportunity to formally respond. Upon service, AMLH intends to vigorously defend the lawsuit. The Company does not believe that the claims have any merit.

In November 2003, American Leisure Inc., and Malcolm Wright were enjoined in a third party lawsuit filed by Howard Warren V Travelbyus, Inc. William Kerby, David Doerge, DCM/ Funding III, LLC, Balis Lewittes and Coleman, Inc. under a theory of joint venture liability with the defendants. The plaintiff claims losses of $1.5 million. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remains to be done, based on the status of the record developed thus far, the Company believes that the claims are without merit. Chicago Counsel has been instructed to defend the allegations.

ITEM 2.  CHANGES IN SECURITIES

     (a) In March 2004, the Company's Board of Directors extended the period of time that it may redeem the Company's Series A Preferred Stock from five (5) years to ten (10) years.

     (b) In April 2004, the Company issued 24,101 shares of Series E Convertible Preferred Stock, par value $0.001 per share. The Series E Convertible Preferred Stock ranks senior to the Company's common stock, $.001 par value per share (the "Common Stock") as to dividends and liquidation preference. Each share of Series E Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into a maximum of 6.666 fully paid and non-assessable shares of Common Stock at a minimum of $15 per share of Common Stock. Each share of Series E Convertible Preferred Stock has a liquidation preference of $100 per share and carries a cumulative dividend of 4% of the liquidation preference per share.

     (c) In March 2004, the Company issued 340,000 shares Common Stock which were not registered under Securities Act of 1933, as amended (the "Act") to GDC Acquisition Corp. as partial consideration for the purchase of $22,600,000 secured notes. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In April 2004, the Company issued 24,101 shares of Series E Convertible Preferred Stock, par value $0.001 per share to Shadmore Trust in consideration for the acquisition of 907,877 shares of preferred Stock (Series A) of Around The World Travel, Inc. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company. Each share of Series E Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into a maximum of six point six, six, six (6.666) fully paid and non-assessable shares of Common Stock (the "Conversion Rate") at a minimum of $15 per share of Common Stock. In the event of a liquidation of the Company, the conversion rights will terminate at the close of business on the first full day preceding the date fixed for the payment of any amounts distributable on liquidation to the holders of Series E Convertible Preferred Stock.

     In March 2004, the Company issued warrants to purchase 720,000 shares of the Company's Common Stock at an exercise price of $.001 per share of Common Stock and 1,620,000 shares of the Company's Common Stock at an exercise price of $2.96 per share (or an aggregate of 2,340,000 warrants to purchase 2,340,000 shares of the Company's Common Stock at an average conversion price of $2.05 per share) at anytime prior to December 31, 2008 to Stanford Venture Capital Holdings, Inc. and Arvimex, Inc. as consideration for providing a $6,000,000 line of credit to the Company and for Arvimex releasing various of its security to Stanford. Neither the warrants nor the underlying Common Stock was registered under the Act. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company. The Company has paid a fee of $100,000 to a third party agent as an introductory fee.

     In March 2004, the Company issued warrants to Bill Chiles, the Company's chief operating officer and a director of the Company, to purchase 168,672 shares of the Company's Common Stock at an exercise price of $2.96 per share of Common Stock. Also, in March 2004, the Company issued warrants to Malcolm Wright, the Company's chief executive officer and a director of the Company, to purchase 347,860 shares of the Company's Common Stock at an exercise price of $2.96 per share of Common Stock. Neither the warrants nor the underlying Common Stock was registered under the Act. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In March 2004, the Series A Preferred shareholders, consented via signed written consent to action without a meeting pursuant to Nevada law, approved an amendment to the designation of their Series A Preferred Stock to increase the period of time in which the Company may redeem the Series A Preferred Stock from five (5) years to ten (10). Of the 880,000 shares of Series A Preferred
Stock eligible to vote, shareholders representing 870,000 shares of Series A Preferred Stock gave their signed, written consent to action.

ITEM 5.  OTHER INFORMATION

During the first quarter of 2004, Malcolm Wright became the Company's Chief Executive Officer in addition to serving as the Company's Chief Financial Officer and William ("Bill") Chiles became the Company's Chief
Operating Officer.

Related Party Transactions
--------------------------

As of March 31, 2004, the Company owed $2,408,229 of demand notes payable to related parties most of which bear interest at a rate of 12% per annum. Although the notes are currently due and payable upon demand, the related parties have chosen to "roll-over" the notes until such future time as the Company has resources adequate to satisfy such demand payments.

Malcolm Wright, the Company's chief executive officer and a director of the Company, and Bill Chiles, the Company's chief operating officer and a director of the Company, have personally guaranteed a significant amount of the AMLH's indebtedness. In March 2004 and effective June 14, 2002, the Company entered into an agreement with Malcolm Wright and Bill Chiles whereby the Company has agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of AMLH's indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles makes a personal guarantee for the benefit of AMLH in conjunction with third party financing, and Mr. Wright or Mr. Chiles elects to provide such guarantee, then in that event Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to three per cent (3%) of the total original indebtedness and two per cent (2%) of any collateral posted as security. The fee shall be paid by the issuance of warrants to purchase AMLH's common stock at a fixed strike price of $2.96 per share when the debt is incurred. In March 2004, the Company issued warrants to Mr. Chiles to purchase 168,672 shares of the Company's common stock at an exercise price of $2.96 per share of common stock. In March 2004, the Company issued warrants to Malcolm Wright to purchase 347,860 shares of the Company's common stock at an exercise price of $2.96 per share of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

  Exhibit No.            Description

     4.1     Certificate of Designation of Series E
             Convertible Preferred Stock                    (1)

     31     Certificate of the Chief Executive Officer
            and Chief Financial Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002             *

     32     Certificate of the Chief Executive Officer
            and Chief Financial Officer pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002             *

     99.1   Confirmation of Effective Date and Closing Date
            of $6,000,000 Line of Credit                    (2)

     99.2  Credit Agreement for $6,000,000 Line of Credit   (2)

     99.3  First Amendment to Credit Agreement for
           $6,000,000,000 Line of Credit                    (2)

     99.4  Mortgage Modification and Restatement Agreement
           for Sunstone Golf Resort, Inc.                   (2)

     99.5  Personal Guarantee by Malcolm J. Wright          (2)

     99.6  Registration Rights Agreement with Stanford
           Venture Holding Company, Inc.                    (2)

     99.7  Florida Mortgage and Security Agreement          (2)

     99.8  Second Florida Mortgage and Security Agreement   (2)

     99.9  Security Agreement                               (2)

     99.10 Warrants to Purchase 600,000 Shares              (2)

     99.11 Warrants to Purchase 120,000 Shares                *

     99.12 Warrant Purchase Agreement for 1,350,000 Shares    *

     99.13 Warrants to Purchase 270,000 Shares                *

     99.14 Agreement to Purchase Galelio Notes and
           Galelio Security                                 (3)

     99.15 Assignment Agreement for Galelio Security        (3)

(1) Filed as an Exhibit 1 to report on Form 8-K filed on April 12, 2004, and incorporated herein by reference.

(2)     Filed as Exhibits 99.1, 99.2, 99.3, 99.4, 99.5, 99.7, 99.8, 99.9, 99.10
and 99.11, respectively, to report on Form 8-K filed on April 1, 2004, and incorporated herein by reference.

(3) Filed as Exhibits 99.1 and 99.2, respectively, to report on Form 8-K filed on April 6, 2004, and incorporated herein by reference.

* Filed Herein.

b)     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter for which this report is being filed.

     The Company filed the following four (4) reports on Form 8-K subsequent to the quarter for which this report is being filed:

(1) Form 8-K filed on April 1, to report the acquisition of a $6,000,000 line of credit.

(2) Form 8-K filed on April 6, to report the purchase of $22,600,000 of senior, secured notes (the "Galelio Notes").

(3),(4) Two Forms 8-K filed on April 12, to report the designation of 50,000 shares of Series E Convertible Preferred Stock, par value $0.001 per share.


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMERICAN LEISURE HOLDINGS, INC.
                                  (Registrant)


Date: May 24, 2004             By: /S/ Malcolm  J.  Wright
                                   ------------------------------------------
                                   Malcolm  J.  Wright
                                   Chief Executive Officer and
                                   Chief Financial Officer

EXHIBIT 31


       CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Malcolm  J.  Wright,  certify  that:

1. I have reviewed this Quarterly Report on Form 10-QSB of American Leisure Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May  24,  2004


                                   By:  /s/  Malcolm  J.  Wright
                                   -------------------------------
                                   Malcolm  J.  Wright
                                   Chief Executive Officer, and
                                   Chief Financial Officer

EXHIBIT 32


          CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Malcolm J. Wright, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of American Leisure Holdings, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of American Leisure Holdings, Inc.


                                     By:/s/ Malcolm J. Wright
                                     --------------------------
                                     Malcolm J. Wright
                                     Chief Executive Officer, and
                                     Chief Financial Officer
May 24, 2004

EXHIBIT 99.11

NEITHER  THE  WARRANTS  NOR  THE  SHARES  OF  COMMON STOCK TO BE ISSUED UPON THE
EXERCISE HEREOF HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY OTHER JURISDICTION, AND MAY NOT BE SOLD, TRANSFERRED, OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT, UNLESS IN THE OPINION OF COUNSEL TO THE COMPANY SUCH REGISTRATION IS NOT REQUIRED.

                                    WARRANT

                      For the Purchase of Common Stock of

                        AMERICAN LEISURE HOLDINGS, INC.
                              A NEVADA CORPORATION

     VOID  AFTER  11:59  P.M.  EASTERN  STANDARD  TIME  ON  OCTOBER  23,  2008

Warrant  No.                                             Warrant  to  Purchase
            ----                                         120,000  Shares

     THIS WARRANT CERTIFIES THAT, for value received, Arvimex, Inc., or its registered assigns (the "HOLDER") is entitled to acquire from American Leisure
                           ------
Holdings, Inc., a Nevada corporation whose address is 2701 Spivey Lane, Orlando, Florida 32837 (the "COMPANY"), an aggregate of One Hundred Twenty Thousand
                       -------
(120,000) shares of fully paid, non-assessable common stock, par value $.001 per share, of the Company (the "COMMON STOCK") at any time on or prior to 11:59 p.m.
                            ------------
Eastern Standard Time on October 23, 2003 (the "EXPIRATION DATE"), at such price
                                                ---------------
and upon such terms and conditions as set forth herein. If not exercised prior to the Expiration Date, this Warrant and all rights granted under this Warrant shall expire and lapse.

     The number and character of the securities purchasable upon exercise of this Warrant and the Purchase Price (defined below) are subject to adjustment as provided in Section 5 hereof. The term "Warrant" as used herein shall include this Warrant and any warrants issued in substitution for or replacement of this Warrant, or any warrant into which this Warrant may be divided or exchanged. The shares of Common Stock purchasable upon exercise of this Warrant shall be referred to hereinafter collectively as the "WARRANT SHARES".
                                                   ---------------

     1.     EXERCISE;  ISSUANCE  OF  CERTIFICATES;  PAYMENT  FOR  SHARES.

     (a) PURCHASE PRICE. The purchase price of each Warrant Share issuable upon exercise of this Warrant shall be $0.001 per Warrant Share, subject to adjustment as provided in Section 5 hereof ("PURCHASE PRICE").
                                                    ---------------

     (b) WARRANT EXERCISE. The purchase rights represented by this Warrant may be exercised by the Holder, in whole or in part, at any time, and from time to time prior to the Expiration Date, by the surrender and presentment of this Warrant accompanied by a duly executed Notice of Exercise in the form attached hereto (the "EXERCISE NOTICE"), together with the payment of the
               ----------------
aggregate  Purchase  Price  (the  "AGGREGATE  PURCHASE PRICE") for the number of
                                   -------------------------
Warrant Shares specified in the Exercise Notice in the manner specified in Section l(d) hereof, all of which shall be presented to the Company, at its principal office as set forth on page 1 of this Warrant, or at such other place as the Company may designate by notice in writing to the Holder.

     (c) PAYMENT OF PURCHASE PRICE. The Aggregate Purchase Price of the Warrant Shares being acquired upon exercise of this Warrant shall be paid by the Holder to the Company by wire transfer, or by delivery of a bank or cashier's check payable to the order of the Company in the amount of the Aggregate Purchase Price which shall be determined by multiplying the Purchase Price by the number of Warrant Shares specified in the Exercise Notice to be purchased upon such exercise.

     2. STOCK FULLY PAID; RESERVATION OF SHARES. The Company hereby agrees that it will at all times have authorized and will reserve and keep available, solely for issuance and delivery to the Holder, that number of shares of its Common Stock (or other securities) that may be required from time to time for issuance upon the exercise of this Warrant. All Warrant Shares when issued in accordance with this Warrant shall be duly and validly issued and fully paid and nonassessable.

     3.     EXCHANGE,  ASSIGNMENT,  OR  LOSS  OF  WARRANT.

     (a) This Warrant is exchangeable, without expense other than as provided in this Section 3, at the option of the Holder upon presentation and surrender hereof to the Company for other Warrants of different denominations entitling the Holder thereof to acquire in the aggregate the same number of Warrant Shares that may be acquired hereunder.

     (b) All of the covenants and provisions of this Warrant by or for the benefit of the Holder shall be binding upon and shall inure to the benefit of, his successors and permitted assigns hereunder. This Warrant may be sold, transferred, assigned, or hypothecated only in compliance with Section 7 herein. If permitted under Section 7, any such assignment shall be made by surrender of this Warrant to the Company, together with a duly executed assignment in the form attached hereto ("ASSIGNMENT FORM"), whereupon the Company shall, without
                         ---------------
charge, execute and deliver a new Warrant containing the same terms and conditions of this Warrant in the name of the assignee as named in the Assignment Form, and this Warrant shall be canceled at that time. This Warrant, if properly assigned, may be exercised by a new Holder without first having the new Warrant issued.

     (c) This Warrant may be divided or combined with other Warrants that carry the same rights upon presentation and surrender of this Warrant at the office of the Company, together with a written notice signed by the Holder, specifying the names and denominations in which new Warrants are to be issued.

     (d) The Company will execute and deliver to the Holder a new Warrant of like tenor and date upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction, or mutilation of this Warrant; provided, that (i) in the case of loss, theft, or destruction, the Company receives a reasonably satisfactory indemnity or bond, or (ii) in the case of mutilation, the Holder shall provide and surrender this Warrant to the Company for cancellation.

     (e) Any new Warrant executed and delivered by the Company in substitution or replacement of this Warrant shall constitute a contractual obligation of the Company regardless of whether this Warrant was lost, stolen, destroyed or mutilated, and shall be enforceable by any Holder thereof.

     (f) The Holder shall pay all transfer and excise taxes applicable to any issuance of new Warrants under this Section 3.

     4. RIGHTS OF THE HOLDER. Prior to exercise, this Warrant will not entitle the Holder to any rights of a shareholder in the Company (including, without limitation, rights to receive dividends, vote or receive notice of meetings). The Company covenants, however, that for so long as this Warrant is at least partially unexercised, it will furnish the Holder with copies of all reports and communications furnished to the shareholders of the Company. The rights of the Holder are limited to those expressed in this Warrant and are not enforceable against the Company except to the extent set forth herein. No provision of this Warrant, in the absence of affirmative action by the Holder to exercise this Warrant, and no enumeration in this Warrant of the rights and privileges of the Holder, will give rise to any liability of such Holder for the Aggregate Purchase Price.

     5. ADJUSTMENT OF PURCHASE PRICE AND NUMBER OF WARRANT SHARES. The number and kind of securities that may be acquired upon the exercise of this Warrant and the Purchase Price shall be subject to adjustment, from time to time, upon the happening of any of the following events:

     (a)  DIVIDENDS,  SUBDIVISIONS,  COMBINATIONS,  OR  CONSOLIDATIONS OF COMMON
STOCK.

          (i) In the event that the Company shall declare, pay, or make any dividend upon its outstanding Common Stock payable in Common Stock or shall effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock, then the number of Warrant Shares that may thereafter be purchased upon the exercise of the rights represented hereby shall be increased in proportion to the increase in the number of outstanding shares of Common Stock through such dividend or subdivision, and the Purchase Price shall be decreased in such proportion. In case the Company shall at any time combine the outstanding shares of its Common Stock into a smaller number of shares of Common Stock, the number of Warrant Shares that may thereafter be acquired upon the exercise of the rights represented hereby shall be decreased in proportion to the decrease through such combination and the Purchase Price shall be increased in such proportion. The aforementioned adjustments shall become effective immediately after the record date in the case of a dividend or distribution and immediately after the effective date in the case of a subdivision, combination or reclassification.

          (ii) If the Company declares, pays or makes any dividend or other distribution upon its outstanding Common Stock payable in securities or other property (excluding cash dividends and dividends payable in Common Stock, but including, without limitation, shares of any other class of the Company's stock or stock or other securities convertible into or exchangeable for shares of Common Stock or any other class of the Company's stock or other interests in the Company or its assets ("CONVERTIBLE
                                                                     -----------
     SECURITIES"),  a  proportionate  part  of  those
     ----------
     securities or that other property shall be set aside by the Company and delivered to the Holder in the event that the Holder exercises this Warrant. The securities and other property then deliverable to the Holder upon the exercise of this Warrant shall be in the same ratio to the total securities and property set aside for the Holder as the number of Warrant Shares with respect to which this Warrant is then exercised is to the total Warrant Shares that may be acquired pursuant to this Warrant at the time the securities or property were set aside for the Holder.

          (iii) If the Company shall declare a dividend payable in money on its outstanding Common Stock and at substantially the same time shall offer to its shareholders a right to purchase new shares of Common Stock from the proceeds of such dividend or for an amount substantially equal to the dividend, all shares of Common Stock so issued shall, for purposes of this Warrant, be deemed to have been issued as a stock dividend subject to the adjustments set forth in Section 5(a)(i).

          (iv) If the Company shall declare a dividend payable in money on its outstanding Common Stock and at substantially the same time shall offer to its shareholders a right to purchase new shares of a class of stock (other than Common Stock), Convertible Securities, or other interests from the proceeds of such dividend or for an amount substantially equal to the dividend, all shares of stock, Convertible Securities, or other interests so issued or transferred shall, for purposes of this Warrant, be deemed to have been issued as a dividend or other distribution subject to Section 5(a)(ii).

     (b) PRO RATA SUBSCRIPTION RIGHTS. If at any time the Company grants to its shareholders rights to subscribe pro rata for additional securities of the Company, whether Common Stock, Convertible Securities, or for any other securities or interests that the Holder would have been entitled to subscribe for if, immediately prior to such grant, the Holder had exercised this Warrant, then the Company shall also grant to the Holder the same subscription rights that the Holder would be entitled to if the Holder had exercised this Warrant in full immediately prior to such grant.

     (c) EFFECT OF RECLASSIFICATION, REORGANIZATION, CONSOLIDATION, MERGER, OR SALE OF ASSETS.

          (i) Upon the occurrence of any of the following events, the Holder shall have the right thereafter, by the exercise of this Warrant, to acquire for the Aggregate Purchase Price described in this Warrant, the kind and amount of shares of stock and other securities, property and interests as would be issued or payable with respect to, or in exchange for, the number of Warrant Shares that are then purchasable pursuant to this Warrant, as if such Warrant Shares had been issued to the Holder immediately prior to such event: (A) reclassification, capital reorganization, or other change of outstanding Common Stock (other than a change as a result of an issuance of Common Stock under Subsection 5(a)),
     (B), consolidation or merger of the Company with or into another corporation or entity (other than a consolidation or merger in which the Company is the continuing corporation and that does not result in any reclassification, capital reorganization or other change of the outstanding shares of Common Stock or the Warrant Shares issuable upon exercise of this Warrant), or (C) spin-off of assets, a subsidiary or any affiliated entity, or the sale, lease, pledge, mortgage, conveyance or exchange of a significant portion of the Company's assets taken as a whole, in a transaction pursuant to which the Company's shareholders of record are to receive securities or other interests in a successor entity. The foregoing provisions of this Section 5(c)(i) shall similarly apply to successive reclassifications, capital reorganizations and similar changes of shares of Common Stock and to successive consolidations, mergers, spin-offs, sales, leases or exchanges. In the event that in any such reclassification, capital reorganization, change, consolidation, merger, spin-off, sale, lease or exchange, additional shares of Common Stock are issued in exchange, conversion, substitution or payment, in whole or in part, for securities of the Company other than Common Stock, any such issue shall be determined in accordance with Section 6(e)(ii) below.

          (ii) If any sale, lease, pledge, mortgage, conveyance or exchange of all, or substantially all, of the Company's assets or business or any dissolution, liquidation or winding up of the Company (a "TERMINATION OF
                                                                  --------------
     BUSINESS")  shall  be proposed, the Company shall deliver written notice to
     --------
     the Holder of this Warrant in accordance with Section 6 below as a condition precedent to the consummation of that Termination of Business. If the result of the Termination of Business is that shareholders of the Company are to receive securities or other interests of a successor entity, the provisions of Section 5(c)(i) above shall apply. However, if the result of the Termination of Business is that shareholders of the Company are to receive money or property other than securities or other interests in a successor entity, the Holder of this Warrant shall be entitled to exercise this Warrant and, with respect to any Warrant Shares so acquired, shall be entitled to all of the rights of the other shareholders of Common Stock with respect to any distribution by the Company in connection with the Termination of Business. In the event no successor entity is involved and
     Section 5(c)(i) does not apply, all acquisition rights under this Warrant shall terminate at the close of business on the date as of which shareholders of record of the Common Stock shall be entitled to participate in a distribution of the assets of the Company in connection with the Termination of Business; provided, that, in no event shall that date be less than 30 days after delivery to the Holder of this Warrant the written notice described above and in Section 6. If the termination of acquisition rights under this Warrant is to occur as a result of the event at issue, a statement to that effect shall be included in that written notice.

     (d) OBLIGATION OF SUCCESSORS OR TRANSFEREES. The Company shall not effect any consolidation, merger, or sale or conveyance of assets within the meaning of Section 6(c)(i)(B)-(C), unless prior to or simultaneously with the consummation thereof the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall assume by written instrument executed and mailed or delivered to the Holder pursuant to Section 9 herein, the obligation to deliver to the Holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, the Holder may be entitled to acquire. In no event shall the securities received pursuant to this Section be registerable or transferable other than pursuant and subject to the terms of this Warrant.

     (e) APPLICATION OF THIS SECTION. The provisions of this Section 5 shall apply to successive events that may occur from time to time, but shall only apply to a particular event if it occurs prior to the expiration of this Warrant either by its terms or by its exercise in full.

     (f) DEFINITION OF COMMON STOCK. Unless the context requires otherwise, whenever reference is made in this Section 5 to the issue or sale of shares of Common Stock, the term "COMMON STOCK" shall mean (i) the $.001 par value common stock of the Company, (ii) any other class of stock ranking on a parity with, and having substantially similar rights and privileges as the Company's $.001 par value common stock, and (iii) any Convertible Security convertible into either (i) or (ii). However, subject to the provisions of Section 5(c)(i) above, Warrant Shares issuable upon exercise of this Warrant shall include only shares of common stock designated as $.01 par value common stock of the Company as of the date of this Warrant.

     (g) FRACTIONAL SHARES. No fractional Warrant Shares of Common Stock shall be issued upon the exercise of this Warrant. In the event that an adjustment in the number of shares of Common Stock issuable upon exercise of this Warrant made pursuant to this Section 6 hereof results in a number of shares issuable upon exercise which includes a fraction, at the Holder's election, this Warrant may be exercised for the next larger whole number of shares or the Company shall make a cash payment equal to that fraction multiplied by the current market value of that share.

     (h) NO ADJUSTMENT OF EXERCISE PRICE IN CERTAIN CASES. No adjustment of the Exercise Price shall be made:

          (i) Upon the issuance of Common Stock, upon the conversion of any existing Preferred Stock or any other currently outstanding Convertible Securities; or

          (ii) Upon the issuance of options pursuant to any current or future Company Employee Stock Option Plan or the sale by the Company of any shares of Common Stock pursuant to the exercise of such options.

     (i) COMPANY-HELD STOCK. For purposes of Section 5(a) above, shares of Common Stock owned or held at any relevant time by, or for the account of, the Company in its treasury or otherwise, shall not be deemed to be outstanding for purposes of the calculation and adjustments described therein.

     6.     NOTICE  TO  THE  HOLDER.

     (a) If, prior to the expiration of this Warrant either by its terms or by exercise in full, any of the following shall occur:

          (i) The Company shall declare a dividend or authorize any other distribution on its Common Stock, including those of the type identified in
     Section 6(a) hereof; (ii) the Company shall authorize the granting to the shareholders of its Common Stock of rights to subscribe for or purchase any securities or any other similar rights; (iii) any reclassification, reorganization or similar change of the Common Stock, or any consolidation or merger to which the Company is a party, or the sale, lease, pledge, mortgage, exchange, or other conveyance of all or substantially all of the assets of the Company; (iv) the voluntary or involuntary dissolution, liquidation or winding up of the Company; or (v) any purchase, retirement or redemption by the Company of its Common Stock; then, and in any such case, the Company shall deliver to the Holder written notice thereof at least 30 days prior to the earliest applicable date specified below with respect to which notice is to be given, which notice shall state the following: (x) the date on which a record is to be taken for the purpose of such dividend, distribution or rights, or, if a record is not to be taken, the date as of which the shareholders of Common Stock of record to be entitled to such dividend, distribution or rights are to be determined; (y) the date on which such reclassification, reorganization, consolidation, merger, sale, lease, pledge, mortgage, exchange, transfer, dissolution, liquidation, winding up or purchase, retirement or redemption is expected to become effective, and the date, if any, as of which the Company's shareholders of Common Stock of record shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reclassification, reorganization, consolidation, merger, sale, lease, pledge, mortgage, exchange, transfer, dissolution, liquidation, winding up, purchase, retirement or redemption; and (z) if any matters referred to in the foregoing clauses (x) and (y) are to be voted upon by shareholders of Common Stock, the date as of which those shareholders to be entitled to vote are to be determined.

     (b) Upon the happening of an event requiring adjustment of the Purchase Price or the kind or amount of securities or property purchasable hereunder, the Company shall forthwith give notice to the Holder which indicates the event requiring the adjustment, the adjusted Purchase Price and the adjusted number of Warrant Shares that may be acquired or the kind and amount of any such securities or property so purchasable upon exercise of this Warrant, as the case may be, and setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based. The Company's independent public accountant shall determine the method of calculating the adjustment and shall prepare a certificate setting forth such calculations, the reason for the methodology chosen and the facts upon which the calculation is based. Such certificate shall accompany the notice to be provided to the Holder pursuant to this Section 7(b).

     7.     TRANSFER  TO  COMPLY  WITH  THE  SECURITIES  ACT.

     (a) This Warrant and the Warrant Shares or any other security issued or issuable upon exercise of this Warrant may not be offered or sold except in compliance with the Securities Act of 1933, as amended (thE "SECURITIES ACT").
                                                               --------------

     (b) The Company may cause the following legend, or its equivalent, to be set forth on each certificate representing the Warrant Shares, or any other security issued or issuable upon exercise of this Warrant, not theretofore distributed to the public or sold to underwriters, as defined by the Securities Act, for distribution to the public pursuant to Section 8(d) below:

"The shares represented by this Certificate may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Securities Act of 1933 (the "Securities Act") or pursuant to an exemption from registration under the Securities Act, the availability of which is to be established to the satisfaction of the Company."

     (c) The Holder agrees that, prior to the disposition of any Warrant Shares acquired upon the exercise hereof under circumstances that might require registration of such Warrant Shares or other security issued or issuable upon exercise of this Warrant under the Securities Act, or any similar federal or state statute, the Holder shall give written notice to the Company, expressing his intention as to the disposition to be made of such Warrant Shares or other security issued or issuable upon exercise of this Warrant; except, that such notice shall not be required for a sale of the Warrant Shares or other security issued or issuable upon exercise of this Warrant made pursuant to the requirements of Rule 144 promulgated under the Securities Act. Promptly upon receiving such notice, the Company shall present copies thereof to its counsel. If, in the opinion of the Holder's counsel the proposed disposition does not require registration of the Warrant Shares or any other security issuable or issued upon the exercise of this Warrant under the Securities Act, or any similar federal or state statute, the Company shall, as promptly as practicable, notify the Holder of such opinion, whereupon the Holder shall be entitled to dispose of such Warrant Shares issuable or issued upon the exercise thereof, all in accordance with the terms of the notice delivered by the Holder to the Company.

     8. FURTHER ASSURANCES. The Company will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Warrant Shares or other securities upon the exercise of all Warrants from time to time outstanding.

     9. NOTICES. All notices, demands, requests, certificates or other communications by the Company to the Holder and by the Holder to the Company shall be in writing and shall be deemed to have been delivered, given and received when personally given or on the third calendar day after it is mailed by registered or certified mail to the Holder, postage pre-paid and addressed to the Holder at his last registered address or, if the Holder has designated any other address by notice in writing to the Company, to such other address; and, if to the Company, addressed to it at that address appearing on page 1 of this Warrant. The Company may change its address for purposes of service of notice by written notice to the Holder at the address provided above, and the Holder may change its address by written notice to the Company.

     10. APPLICABLE LAW. This Warrant shall be governed by, and construed in accordance with, the laws of the State of Nevada.

     11. SURVIVAL. The various rights and obligations of the Holder and of the Company set forth herein shall survive the exercise and surrender of this Warrant.

     12. NO AMENDMENTS OR MODIFICATIONS. Neither this Warrant nor any provision hereof may be amended, modified, waived or terminated except upon the written consent of the Company and the Holder of this Warrant.

     13. DESCRIPTIVE HEADINGS. The descriptive headings of the several Sections of this Warrant are inserted for convenience only and do not constitute a part of this Warrant.

AMERICAN  LEISURE  HOLDINGS,  INC.


     By: /s/ Malcolm J. Wright
         --------------------------------

     Name:  Malcolm  J.  Wright

     Title:     President

     Dated:

EXHIBIT 99.12



                         AMERICAN LEISURE HOLDINGS, INC.
                              A NEVADA CORPORATION

                           WARRANT PURCHASE AGREEMENT

     THIS WARRANT PURCHASE AGREEMENT, dated as of December 18, 2003 (the "AGREEMENT"), is entered into by and between American Leisure Holdings, Inc., a
-----------
Nevada  corporation (the "COMPANY") and Stanford Venture Capital Holdings, Inc.,
                          -------
a  Delaware  corporation  (the  "PURCHASER").
                                 ---------

                              W I T N E S S E T H:

     WHEREAS, the Company, Sunstone Golf Resort, Inc., a Florida corporation ("SGR"), American Leisure Marketing & Technology, Inc., a Florida corporation
   --
("ALMT")  Advantage  Professional  Management  Group Inc., a Florida Corporation
  ----
("APMG"),  Caribbean  Leisure  Marketing  Limited,  an  Antiguan limited company
  ----
("CLM")  and  Leisure Share International, Ltd., a United Kingdom company ("LSI"
  ---                                                                       ---
and together with SGR, ALMT, AMPG and CLM collectively referred to herein as the "SUBSIDIARIES") are all directly or indirectly wholly-owned subsidiaries of the
 ------------
Company;

     WHEREAS, of even date herewith, the Purchaser, the Subsidiaries, and the Company have entered into a Credit Agreement of even date herewith pursuant to which, among other things, the Company and the Subsidiaries borrowed from the Purchaser up to an aggregate of Three Million Five Hundred And Fifty Thousand Dollars (the" CREDIT AGREEMENT"); and
              -----------------

     WHEREAS, as partial consideration for the Purchaser entering into the Credit Agreement and upon the terms and conditions of this Agreement, the Purchaser has agreed to purchase, and the Company wishes to issue and sell, warrants to purchase up to an aggregate of 1,950,000 of the Company's common stock $0.001 par value per share (the "COMMON STOCK"), at an exercise price of
$0.001  per                              ------------
share for warrants to purchase 600,000 shares of the Common Stock and an exercise price of $2.96 per share for warrants to purchase 1,350,000 shares of the Common Stock, on a pro rata basis in accordance with Schedule A attached hereto, expiring December 31, 2008 (the "WARRANTS"); and
                                               --------

     WHEREAS, the Company and the Purchaser are executing and delivering this Agreement in reliance upon the exemptions from registration provided by
Regulation  D  ("REGULATION  D")  promulgated  by  the  Securities  and Exchange
                 -------------
Commission  (the "COMMISSION") under the Securities Act of 1933, as amended (the
                  ----------
"SECURITIES  ACT"),  and/or  Section  4(2)  of  the  Securities  Act.
 ---------------

     NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1.  AGREEMENT  TO  PURCHASE;  PURCHASE  PRICE

     (a) Capitalized terms used herein not otherwise defined herein shall have the same meaning ascribed to such terms as in the Credit Agreement.

     (b) Subject to the terms and conditions in this Agreement, the Purchaser hereby agrees to purchase from the Company, and the Company hereby agrees to issue and sell to the Purchaser, the Warrants as additional consideration for the funding of that certain Loan in the aggregate principal amount of $6,000,000, on the date hereof.

     (c) With each Borrowing, in accordance with the Credit Agreement, the Company shall issue to Purchaser the Warrants, in such numbers and exercisable at such exercise price as is set forth on Exhibit A attached hereto.

     2. ACCESS TO INFORMATION; INDEPENDENT INVESTIGATION The Purchaser represents and warrants to, and covenants and agrees with, the Company as follows:

     (a) QUALIFIED INVESTOR. The Purchaser is (i) experienced in making investments of the kind described in this Agreement and the related documents,
(ii) able to afford the entire loss of its investment in the Warrants, and (iii) an "ACCREDITED INVESTOR" as defined in Rule 501(a) of Regulation D and knows of
    --------------------
no reason to anticipate any material change in its financial condition for the foreseeable future.

     (b) RESTRICTED WARRANTS. The Warrants are "restricted Securities" as defined in Rule 144 promulgated under the Securities Act. All subsequent offers and sales by the Purchaser of the Warrants and the Common Stock issuable upon exercise of the Warrants shall be made pursuant to an effective registration statement under the Securities Act or pursuant to an applicable exemption from such registration.

     (c) RELIANCE ON REPRESENTATIONS. The Purchaser understands that the Warrants are being offered and sold to it in reliance upon exemptions from the registration requirements of the United States federal Securities laws, and that the Company is relying upon the truthfulness and accuracy of the Purchaser's representations and warranties, and the Purchaser's compliance with its covenants and agreements, each as set forth herein, in order to determine the availability of such exemptions and the eligibility of the Purchaser to acquire the Warrants.

     (d) LEGALITY. The Purchaser has the requisite corporate power and authority to enter into this Agreement.

     (e) AUTHORIZATION. This Agreement and any related agreements, and the transactions contemplated hereby and thereby, have been duly and validly authorized by the Purchaser, and such agreements, when executed and delivered by each of the Purchaser and the Company will each be a valid and binding agreement of the Purchaser, enforceable in accordance with their respective terms, except to the extent that enforcement of each such agreement may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other similar laws now or hereafter in effect relating to creditors rights generally and to general principles of equity.

     (f) BROKER'S FEES AND COMMISSIONS. Neither the Purchaser nor any of its officers, partners, employees or agents has employed any investment banker, broker, or finder in connection with the transactions contemplated by the Primary Documents.

     3.  REPRESENTATIONS  OF  THE  COMPANY

     The Company represents and warrants to, and covenants and agrees with, the Purchaser that:

     (a) ORGANIZATION. The Company is a corporation duly organized and validly existing and in good standing under the laws of the State of Nevada and has all requisite corporate power and authority to carry on its business as now conducted and as proposed to be conducted after the consummation of the transactions contemplated by this Agreement. The Company is duly qualified as a foreign corporation and in good standing in all jurisdictions in which either the ownership or use of the properties owned or used by it, or the nature of the activities conducted by it, requires such qualification. The minute books and stock record books and other similar records of the Company have been provided or made available to the Purchaser or its counsel prior to the execution of this Agreement, are complete and correct in all material respects and have been maintained in accordance with sound business practices. Such minute books contain true and complete records of all actions taken at all meetings and by all written consents in lieu of meetings of the directors, stockholders and committees of the board of directors of the Company from the date of organization through the date hereof. The Company has, prior to the execution of this Agreement, delivered to the Purchaser true and complete copies of the Company's Articles of Incorporation, and Bylaws, each as amended through the date hereof. The Company is not in violation of any provisions of its Articles of Incorporation or Bylaws.

     (b) CAPITALIZATION. On the date hereof, the authorized capital of the Company consists of: (i)100,000 shares of Common Stock, par value $0.001 per share, of which 7,488,983 shares are issued and outstanding and the preferred stock set forth in the Company's most recently filed Form 10-QSB. Except as set forth on Schedule 3(b), the Company has no authorized or outstanding options or warrants issued and outstanding except for the Warrants to purchase 1,950,000 shares of Common Stock to be issued to the Purchaser hereunder, there are no outstanding rights, agreements, arrangements or understandings to which the Company is a party (written or oral) which would obligate the Company to issue any equity interest, option, warrant, convertible note, or other types of Warrants or to register any shares in a registration statement filed with the Commission. There is no agreement, arrangement or understanding between or among any entities or individuals which affects, restricts or relates to voting, giving of written consents, dividend rights or transferability of shares with respect to any voting shares of the Company, including without limitation any voting trust agreement or proxy. There are no outstanding obligations of the Company to repurchase, redeem or otherwise acquire for value any outstanding shares of capital stock or other ownership interests of the Company or to provide funds to or make any investment (in the form of a loan, capital contribution or otherwise) in any other entity. There are no anti-dilution or price adjustment provisions regarding any security issued by the Company (or in any agreement providing rights to security holders) that will be triggered by the issuance of the Warrants.

     (c) CONCERNING THE WARRANTS. The Common Stock issuable upon exercise of the Warrants, shall be duly and validly issued, fully paid and non-assessable and will not subject the holder thereof to personal liability by reason of being such a holder.

     (d) AUTHORIZED SHARES. The Company has available and has reserved a sufficient number of authorized and unissued shares of Common Stock as may be necessary to effect exercise of the Warrants. The Company understands and acknowledges the potentially dilutive effect to the Common Stock of the issuance of shares of Common Stock upon the exercise of the Warrants. The Company further acknowledges that its obligation to issue shares of Common Stock upon exercise of the Warrants is absolute and unconditional regardless of the dilutive effect that such issuance may have on the ownership interests of other stockholders of the Company.

     (e) LEGALITY. The Company has the requisite corporate power and authority to enter into this Agreement, and to issue and deliver the Common Stock issuable upon exercise of the Warrants.

     (f) TRANSACTION AGREEMENTS. This Agreement, the Warrants, the Registration Rights Agreement of even date herewith among the Company and the Purchaser (the "REGISTRATION RIGHTS AGREEMENT"), (collectively, the "PRIMARY DOCUMENTS"), and
 -----------------------------                        -----------------
the transactions contemplated hereby and thereby, have been duly and validly authorized by the Company; this Agreement has been duly executed and delivered by the Company and this Agreement is, and the other Primary Documents, when executed and delivered by the Company, will each be, a valid and binding agreement of the Company, enforceable in accordance with their respective terms, except to the extent that enforcement of each of the Primary Documents may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other similar laws now or hereafter in effect relating to creditors' rights generally and to general principles of equity. (f) (g) (g) SEC FILINGS. As of the date hereof, none of the filings made with the SEC by the Company since January 1, 2000 (the "ALHI SEC FILINGS"),
                                          ----------------
contained any untrue statement of a material fact or to the best of Company's knowledge, omitted any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances in which they were made, not misleading, except to the extent such filings have been all prior to the date of this Agreement corrected, updated or superseded by a document subsequently filed with Commission. The Company has furnished or made available to the Purchaser true and complete copies of all the documents it has filed with the Commission since January 1, 2000, all in the forms so filed.

     As of 120 days after the date hereof, the Company shall have made all filings with the Securities and Exchange Commission (the "COMMISSION") that it
                                                            ----------
has  been  required  to  make  under the Securities Act of 1933 (the "SECURITIES
                                                                      ----------
ACT")  and  the  Securities  and  Exchange  Act of 1934 (the "EXCHANGE ACT"), as
                                                              ------------
amended (the "COMPANY SEC FILINGS") and will have furnished or made available to
              -------------------
the Purchaser true and complete copies of all the documents it has filed with the Commission since its inception, all in the forms so filed. As of 120 days from the date hereof, filings by the Company will will comply in all material respects with the requirements of the Securities Act and the Exchange Act, and the rules and regulations of the Commission promulgated thereunder, as the case may be, and none of the filings with the Commission contained or will contain any untrue statement of a material fact or omitted or will omit any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances in which they were made, not misleading, except to the extent such filings have been all prior to the date of this Agreement corrected, updated or superseded by a document subsequently filed with Commission. To the best of the Company's knowledge, the confidential informal investigation presently underway by the Commission does not form, provide or give rise to any basis for, or cause, a material adverse effect on the Company or any of its officers and/or directors.

     (h) FINANCIAL STATEMENTS. The Company's financial statements and related notes thereto, as delivered to Purchaser (the "COMPANY FINANCIALS") are
                                                        ------------------
correct and complete in all material respects and have been prepared in accordance with United States generally accepted accounting principles applied on a basis consistent throughout the periods indicated and consistent with each other. The Company Financials present fairly and accurately the financial condition and operating results of the Company in all material respects as of the dates and during the periods indicated therein and are consistent with the books and records of the Company. Except as set forth in the Company Financials, the Company has no material liabilities, contingent or otherwise.

     (i) NON-CONTRAVENTION. The execution and delivery of this Agreement and each of the other Primary Documents, and the consummation by the Company of the transactions contemplated by this Agreement and each of the other Primary Documents, do not and will not conflict with, or result in a breach by the Company of, or give any third party any right of termination, cancellation, acceleration or modification in or with respect to, any of the terms or provisions of, or constitute a default under, (A) its Articles of Incorporation or Bylaws, as amended through the date hereof, (B) any material indenture, mortgage, deed of trust, lease or other agreement or instrument to which the Company is a party or by which it or any of its properties or assets are bound, or (C) any existing applicable law, rule, or regulation or any applicable decree, judgment or order of any court or federal, state, Warrants industry or foreign regulatory body, administrative agency, or any other governmental body having jurisdiction over the Company or any of their properties or assets (collectively, "LEGAL REQUIREMENTS"), other than those which have been waived or
                ------------------
satisfied on or prior to the First Closing Date.

     (j) APPROVALS AND FILINGS. No authorization, approval or consent of any court, governmental body, regulatory agency, self-regulatory organization, stock exchange or market or the stockholders of the Company is required to be obtained by the Company for the entry into or the performance of this Agreement and the other Primary Documents.

     (k) COMPLIANCE WITH LEGAL REQUIREMENTS. The Company has not violated in any material respect, and is not currently in material default under, any Legal Requirement applicable to the Company, or any of the assets or properties of the Company, where such violation could reasonably be expected to have material adverse effect on the business or financial condition of the Company.

     (l) ABSENCE OF CERTAIN CHANGES. There has been no material adverse change nor any material adverse development in the business, properties, operations, financial condition, prospects, outstanding Warrants or results of operations of the Company, and no event has occurred or circumstance exists that may result in such a material adverse change.

     (m) INDEBTEDNESS TO OFFICERS, DIRECTORS AND STOCKHOLDERS. Except as set disclosed in the Company Financials, the Company is not indebted to any of the Company's stockholders, officers or directors or their Affiliates in any amount whatsoever (including, without limitation, any deferred compensation, salaries or rent payable).

     (n) RELATIONSHIPS WITH RELATED PERSONS. No officer, director, or principal stockholder of the Company nor any Related Person (as defined below) of any of the foregoing has had any interest in any property (whether real, personal, or mixed and whether tangible or intangible) used in or pertaining to the business of the Company. No officer, director, or principal stockholder of the Company nor any Related Person of the any of the foregoing is or has owned an equity interest  or  any  other  financial  or profit interest in, a Person (as defined below) that has (i) had business dealings or a material financial interest in any transaction with the Company, or (ii) engaged in competition with the
Company with respect to any line of the merchandise or services of such company (a "COMPETING BUSINESS") in any market presently served by such company
            ------------------
except for ownership of less than one percent of the outstanding capital stock of any Competing Business that is publicly traded on any recognized exchange or in the over-the-counter market. No director, officer, or principal stockholder of the Company nor any Related Person of any of the foregoing is a party to any Contract with, or has claim or right against, the Company. As used in this Agreement, "PERSON" means any individual, corporation (including any non-profit
            ------
corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or any governmental body; "RELATED PERSON" means, (X) with respect to a
                           --------------
particular individual, (a) each other member of such individual's Family (as defined below); (b) any Person that is directly or indirectly controlled by such individual or one or more members of such individual's Family; (c) any Person in which such individual or members of such individual's Family hold (individually or in the aggregate) a Material Interest (as defined below); and (d) any Person with respect to which such individual or one or more members of such individual's Family serves as a director, officer, partner, executor, or trustee (or in a similar capacity); (Y) with respect to a specified Person other than an individual, (a) any Person that directly or indirectly controls, is directly or indirectly controlled by, or is directly or indirectly under common control with such specified Person; (b) any Person that holds a Material Interest in such specified Person; (c) each Person that serves as a director, officer, partner, executor, or trustee of such specified Person (or in a similar capacity); (d) any Person in which such specified Person holds a Material Interest; (e) any Person with respect to which such specified Person serves as a general partner or a trustee (or in a similar capacity); and (f) any Related Person of any individual described in clause (b) or (c). For purposes of the foregoing definition, (a) the "FAMILY" of an individual includes (i) the individual, (ii)
                     ------
the individual's spouse and former spouses, (iii) any other natural person who is related to the individual or the individual's spouse within the second degree, and (iv) any other natural person who resides with such individual, and
(b) "MATERIAL INTEREST" means direct or indirect beneficial ownership of voting
     -----------------
Warrants or other voting interests representing at least 1% of the outstanding voting power of a Person or equity Warrants or other equity interests representing at least 1% of the outstanding equity Warrants or equity Warrants in a Person.

(o) TITLE TO PROPERTIES; LIENS AND ENCUMBRANCES. The Company has good and marketable title to all of its material properties and assets, both real and personal, and has good title to all its leasehold interests. All material properties and assets reflected in the Company Financials are free and clear of all Encumbrances (as defined below) except liens for current Taxes not yet due and except as disclosed in the Company Financials. As used in this Agreement, "ENCUMBRANCE" means any charge, claim, community property interest,
            -----------
condition, equitable interest, lien, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

     (p) PERMITS. The Company has all permits, licenses and any similar authority necessary for the conduct of its business as now conducted, the lack of which would materially and adversely affect the business or financial condition of such company. The Company is not in default in any respect under any of such permits, licenses or similar authority.

     (q) ABSENCE OF LITIGATION. Except as set forth in the Company SEC Filings, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board or body, or arbitration tribunal pending or, to the Knowledge of the Company, threatened against or affecting the Company, in which an unfavorable decision, ruling or finding would have a material adverse effect on the properties, business, condition (financial or other) or results of operations of the Company, taken as a whole, or the transactions contemplated by the Primary Documents, or which would adversely affect the validity or enforceability of, or the authority or ability of the Company to perform its obligations under, the Primary Documents. All references to the "KNOWLEDGE OF
                                                                 ------------
THE COMPANY" in this Agreement shall mean the actual knowledge of the Company or
---------
any of its officers or the knowledge that the Company or any of its officers could reasonably be expected to have, after reasonable investigation and due diligence.

     (r) NO DEFAULT. The Company is not in default in the performance or observance of any obligation, covenant or condition contained in any indenture, mortgage, deed of trust or other instrument or agreement to which it is a party or by which it or its property may be bound.

     (s)  TAXES.

          (i) All Tax Returns (as defined below) required to have been filed by or with respect to the Company (including any extensions) have been filed. All such Tax Returns are true, complete and correct in all material respects. All Taxes (as defined below) due and payable by the Company, whether or not shown on any Tax Return, or claimed to be due by any Taxing Authority (as defined below), have been paid.

          (ii) The Company does not have any material liability for Taxes outstanding.

          (iii) The Company is not a party to any agreement extending the time within which to file any Tax Return. No claim has ever been made by a Taxing Authority of any jurisdiction in which the Company does not file Tax Returns that the Company is or may be subject to taxation by that jurisdiction.

          (iv) The Company has withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, creditor or independent contractor.

          (v) There has been no action by any Taxing Authority in connection with assessing additional Taxes against, or in respect of, the Company for any past period. There is no dispute or claim concerning any Tax liability of the Company either (i) claimed, raised or, to the Knowledge of the Company, threatened by any Taxing Authority or (ii) of which the Company is otherwise aware. There are no liens for Taxes upon the assets and properties of the Company other than liens for Taxes not yet due.

          (vi) There are no outstanding agreements or waivers extending the statutory period of limitation applicable to any Tax Returns required to be filed by, or which include or are treated as including, the Company or with respect to any Tax assessment or deficiency affecting the Company.

          (vii) The Company has not received any written ruling related to Taxes or entered into any agreement with a Taxing Authority relating to Taxes.

          (viii) The Company does not have any liability for the Taxes of any person or entity other than the Company (i) under Section 1.1502-6 of the Treasury regulations (or any similar provision of state, local or foreign Legal Requirements), (ii) as a transferee or successor, (iii) by contract or (iv) otherwise.

          (ix) The Company (i) has not agreed to make nor is required to make any adjustment under Section 481 of the Internal Revenue Code by reason of a change in accounting method and (ii) is not a "consenting corporation" within the meaning of Section 341(f)(1) of the Internal Revenue Code.

          (x) The Company is not a party to or bound by any obligations under any tax sharing, tax allocation, tax indemnity or similar agreement or arrangement.

          (xi) The Company is not involved in, subject to, or a party to any joint venture, partnership, contract or other arrangement that is treated as a partnership for federal, state, local or foreign Tax purposes.

          (xii)  The  Company  was  not  included  nor is includible, in the Tax
     Return  of  any  other  entity.

As  used in this Agreement, a "TAX RETURN" means any return, report, information
                               ----------
return, schedule, certificate, statement or other document (including any related or supporting information) filed or required to be filed with, or, where none is required to be filed with a Taxing Authority, the statement or other document issued by, a Taxing Authority in connection with any Tax; "TAX" means
                                                                      ---
any and all taxes, charges, fees, levies or other assessments, including, without limitation, income, gross, receipts, excise, real or personal property, sales, withholding, social security, retirement, unemployment, occupation, use, service, service use, license, net worth, payroll, franchise, transfer and recording taxes, fees and charges, imposed by Taxing Authority, whether computed on a separate, consolidated, unitary, combined or any other basis; and such term includes any interest whether paid or received, fines, penalties or additional amounts attributable to, or imposed upon, or with respect to, any such taxes, charges, fees, levies or other assessments; and "TAXING AUTHORITY" means any
                                                     ----------------
governmental agency, board, bureau, body, department or authority of any United States federal, state or local jurisdiction or any foreign jurisdiction, having or purporting to exercise jurisdiction with respect to any Tax.

     (t) CERTAIN PROHIBITED ACTIVITIES. Neither the Company nor any of its directors, officers or other employees has (i) used any Company funds for any unlawful contribution, endorsement, gift, entertainment or other unlawful expense relating to any political activity, (ii) made any direct or indirect unlawful payment of Company funds to any foreign or domestic government official or employee, (iii) violated or is in violation of any provision of the Foreign Corrupt Practices Act of 1977, as amended, or (iv) made any bribe, rebate, payoff, influence payment, kickback or other similar payment to any person.

     (u)  CONTRACTS.  As  used  in  this  Agreement,  "CONTRACT"  means  any
                                                      --------
agreement, contract, obligation, promise, or undertaking (whether written or oral and whether express or implied) that is legally binding; or any Contract
(a) under which the Company has or may acquire any rights, (b) under which the Company has or may become subject to any obligation or liability, or (c) by which the Company or any of the assets owned or used by it is or may become bound.

With respect to each Contract (i) the Company is, and has been, in material compliance with all applicable terms and requirements of each Contract under which the Company has or had any obligation or liability or by which the Company or any of the assets owned or used by it is or was bound; (ii) each other person or entity that has or had any obligation or liability under any Contract under which the Company has or had any rights is, and has been, in material compliance with all applicable terms and requirements of such Contract; (iii) no event has occurred or circumstance exists that (with or without notice or lapse of time) may contravene, conflict with, or result in a material violation or breach of, or give the Company or other person or entity the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Contract; and (iv) the Company has not given to or received from any other person or entity any notice or other communication (whether oral or written) regarding any actual, alleged, possible, or potential violation or breach of, or default under, any Contract.

Each Contract is valid, in full force, and binding on and enforceable against the other party or parties to such contract in accordance with its terms and provisions.

There have been no renegotiation of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to the Company under current or completed Contracts with any person or entity and no such person or entity has made written demand for such renegotiation.

     (v) AGENT FEES. Except for the fee paid solely by the Company to Walter Coker, with regard to which the Company shall indemnify and hold Purchaser harmless for any amounts due thereunder, the Company has not incurred any liability for any finder's or brokerage fees or agent's commissions in connection with the transactions contemplated by this Agreement.

     (w) EMPLOYEES. The Company has no accrued vacation or sick pay due any employees.

     (x)  EMPLOYEE  BENEFITS.

          (i) The Company does not have, and has not at any time had, any Plans (as defined below).

As used in this Agreement, "PLAN" means (i) each of the "employee benefit plans"
                            ----
(as such term is defined in Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA")), of which any of the Company or any member of
                          -----
the  same  controlled  group  of businesses as the Company within the meaning of
Section  4001(a)(14) of ERISA (an "ERISA AFFILIATE") is or ever was a sponsor or
                                   ---------------
participating employer or as to which the Company or any of its ERISA Affiliates makes contributions or is required to make contributions, and (ii) any similar employment, severance or other arrangement or policy of any of the Company or any of its ERISA Affiliates (whether written or oral) providing for health, life, vision or dental insurance coverage (including self-insured arrangements), workers' compensation, disability benefits, supplemental unemployment benefits, vacation benefits or retirement benefits, fringe benefits, or for profit sharing, deferred compensation, bonuses, stock options, stock appreciation or other forms of incentive compensation or post-retirement insurance, compensation or benefits.

     (y) PRIVATE OFFERING. Subject to the accuracy of the Purchaser's representations and warranties set forth in Section 2 hereof, (i) the offer, sale and issuance of the Warrants, and (ii) the issuance of Common Stock pursuant to the exercise of the Warrants as contemplated by the Primary Documents, are exempt from the registration requirements of the Securities Act. The Company agrees that neither the Company nor anyone acting on its behalf will offer any of the Warrants or any similar Warrants for issuance or sale, or solicit any offer to acquire any of the same from anyone so as to render the issuance and sale of such Warrants subject to the registration requirements of the Securities Act

     (z) MERGERS, ACQUISITIONS AND DIVESTITURES. Except as set forth in the SEC filings of the Company, the Company has never acquired any equity interest in or any major assets of any other Person, or sold the equity interest or any major asset owned by it in a transaction the terms of which were not based on arms' length negotiations. None of the officers and directors of the Company has received any benefit in connection with any of the foregoing transactions or is under any agreement or understanding with any Person (including agreements or understandings among themselves) with respect to the receipt of or entitlement to any such benefit.

     (aa) FULL DISCLOSURE. There is no fact known to the Company (other than general economic conditions known to the public generally) that has not been disclosed to the Purchaser that could (i) reasonably be expected to have a material adverse effect upon the condition (financial or otherwise) or the earnings, business affairs, properties or assets of the Company or (ii) reasonably be expected to materially and adversely affect the ability of the Company to perform the obligations set forth in the Primary Documents. The representations and warranties of the Company set forth in this Agreement do not contain any untrue statement of a material fact or omit any material fact necessary to make the statements contained herein, in light of the circumstances under which they were made, not misleading.

     4.  CERTAIN  COVENANTS,  ACKNOWLEDGMENTS  AND  RESTRICTIONS

     (a) TRANSFER RESTRICTIONS. The Purchaser acknowledges that (i) neither the Warrants nor the Common Stock issuable upon exercise of the Warrants have been registered under the Securities Act, and such Warrants may not be transferred unless (A) subsequently registered thereunder or (B) they are transferred pursuant to an exemption from such registration, and (ii) any sale of the
Warrants or the Common Stock issuable upon exercise or exchange thereof (collectively, the "COVERED WARRANTS") made in reliance upon Rule 144 under the
                     ----------------
Securities  Act  ("RULE  144")  may be made only in accordance with the terms of
                   ---------
said Rule 144. The provisions of Section 4(a) and 4(b) hereof, together with the rights of the Purchaser under this Agreement and the other Primary Documents, shall be binding upon any subsequent transferee of the Common Stock.

     (b) RESTRICTIVE LEGEND. The Purchaser acknowledges and agrees that, until such time as the Covered Warrants shall have been registered under the Securities Act or the Purchaser demonstrates to the reasonable satisfaction of the Company and its counsel that such registration shall no longer be required, such Covered Warrants may be subject to a stop-transfer order placed against the transfer of such Covered Warrants, and such Covered Warrants shall bear a restrictive legend in substantially the following form:

               THESE WARRANTS (INCLUDING ANY UNDERLYING CAPITAL STOCK) HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE WARRANTS UNDER SAID ACT OR AN OPINION OF COUNSEL OR OTHER EVIDENCE REASONABLY SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION SHALL NO LONGER BE REQUIRED.

     (c) RESERVATION OF COMMON STOCK. The Company will at all times have authorized and reserved for the purpose of issuance a sufficient number of shares of Common Stock to provide for the conversion of the exercise of the Warrants.

     (d) RETURN OF CERTIFICATES ON CONVERSION. Upon any exercise by any holder of the Warrants of less than all of the shares of Common Stock into which such Warrants are exercisable, the Company shall issue and deliver to the holder thereof, within seven business days of the date of exercise, a new Warrant exercisable for the total number of shares of Common Stock which the holder has not yet elected to exercise.

     (e) REPLACEMENT CERTIFICATES. The certificate(s) representing the Warrants held by the Purchaser shall be exchangeable, at the option of the Purchaser at any time and from time to time at the office of Company, for certificates with different denominations representing, as applicable, an equal aggregate number of Warrants as requested by the holder upon surrendering the same. No service charge will be made for such registration or transfer or exchange.

     (f) FINANCIAL STATEMENTS. At the expense of the Company, the Company's accountant shall annually prepare for each calendar year, a report of the Company, including a balance sheet, annual profit and loss statement, and annual cash flow statement to be furnished to the Purchaser within one hundred twenty
(120) days after the end of each calendar year. In addition the Company shall cause to be prepared and distributed to the Purchaser for each calendar quarter during the term of this Agreement a report of the Company, including a balance sheet, quarterly profit and loss statement, and quarterly cash flow statement for such calendar quarter to be furnished to the Purchaser within thirty (30) days after the end of each calendar quarter. The Company shall also cause to be prepared and filed all Federal, state and local income tax returns and information returns, if any, which the Company is required to file.

     5.  FEES  AND  EXPENSES

     The Company shall bear its own costs, including attorney's fees, incurred in the negotiation of this Agreement and consummating of the transactions contemplated herein and in the corporate proceedings of the Company in contemplation hereof and thereof. At the date of execution and delivery hereof, the Company shall reimburse the Purchaser for all of the Purchaser's reasonable out-of-pocket expenses incurred in connection with the negotiation or performance of this Agreement, including without limitation reasonable fees and disbursements of counsel to the Purchaser.

     6.  SURVIVAL

     The agreements, covenants, representations and warranties of the Company and the Purchaser shall survive the execution and delivery of this Agreement and the delivery of the Warrants hereunder for a period of two years from the date of the Final Closing Date, except that:

     (a) the Company's representations and warranties regarding Taxes contained in Section 3(r) of this Agreement shall survive as long as the Company remains statutorily liable for any obligation referenced in Section 3(r), and

     (b) the Company's representations and warranties contained in Section 3(b) shall survive until the Purchaser and any of its affiliates are no longer holders of any of the Warrants purchased hereunder.

     7.  INDEMNIFICATION

     (a) The Company, on the one side, and the Purchaser (each in such capacity under this section, the "INDEMNIFYING PARTY") agrees to indemnify the
                                    ------------------
other party and each officer, director, employee, agent, partner, stockholder, member and affiliate of such other party (collectively, the "INDEMNIFIED
                                                                     -----------
PARTIES") for, and hold each Indemnified Party harmless from and against: (i) any and all damages, losses, claims, diminution in value and other liabilities of any and every kind, including, without limitation, judgments and costs of settlement, and (ii) any and all reasonable out-of-pocket costs and expenses of any and every kind, including, without limitation, reasonable fees and disbursements of counsel for such Indemnified Parties (all of which expenses periodically shall be reimbursed as incurred), in each case, arising out of or suffered or incurred in connection with any of the following, whether or not involving a third party claim: (a) any misrepresentation or any breach of any warranty made by the Indemnifying Party herein or in any of the other Primary Documents, (b) any breach or non-fulfillment of any covenant or agreement made by the Indemnifying Party herein or in any of the other Primary Documents, or
(c) any claim relating to or arising out of a violation of applicable federal or state Warrants laws by the Indemnifying Party in connection with the sale or issuance of the Warrants by the Indemnifying Party to the Indemnified Party (collectively, the "INDEMNIFIED LIABILITIES"). To the extent that the foregoing
                    -----------------------
undertaking by the Indemnifying Party may be unenforceable for any reason, the Indemnifying Party shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law.

     8.  NOTICES

     Any notice required or permitted hereunder shall be given in writing (unless otherwise specified herein) and shall be effective upon personal delivery, via facsimile (upon receipt of confirmation of error-free transmission and mailing a copy of such confirmation, postage prepaid by certified mail, return receipt requested) or three business days following deposit of such notice with an internationally recognized courier service, with postage prepaid and addressed to each of the other parties thereunto entitled at the following addresses, or at such other addresses as a party may designate by five days advance written notice to each of the other parties hereto.

COMPANY:               American  Leisure  Holdings,  Inc.
                       2701  Spivey  Lane
                       Orlando,  Florida  32837
                       Attention:  Malcolm  J.  Wright
                       Telephone:  (407)  421-6660
                       Facsimile:  (407)  857-3598

WITH  A  COPY  TO:     Nason,  Yeager,  Gerson,  White  &  Lioce,  P.A.
                       1645  Palm  Beach  Lakes  Boulevard,  Suite  1200
                       West  Palm  Beach,  Florida  33401
                       Attention:  Alan  I.  Armour  II,  Esquire
                       Facsimile  No.:  (561)  686-5442

PURCHASER:             Stanford  Venture  Capital  Holdings,  Inc.
                       6075  Poplar  Avenue
                       Memphis,  TN  38119
                       Attention:  James  M.  Davis,  President
                       Telephone:  (901)  680-5260
                       Facsimile:  (901)  680-5265

WITH  A  COPY  TO:     Adorno  &  Yoss,  P.A.
                       2601  S.  Bayshore  Drive,  Suite  1600
                       Miami,  Florida  33133
                       Attention:  Seth  Joseph,  Esq.
                       Telephone:  (305)  858-5555
                       Facsimile:  (305)  858-4777

     9.  GOVERNING  LAW;  JURISDICTION

     This Agreement shall be governed by and interpreted in accordance with the laws of the State of Florida, without regard to its principles of conflict of laws. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any party in the federal courts of Florida or the state courts of the State of Florida, Miami-Dade County and each of the parties consents to the jurisdiction of such courts and hereby waives, to the maximum extent permitted by law, any objection, including any objections based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions.

     10.  MISCELLANEOUS

     (a) ENTIRE AGREEMENT. This Agreement supersedes all prior agreements and understandings among the parties hereto with respect to the subject matter hereof. This Agreement, together with the other Primary Documents, including any certificate, schedule, exhibit or other document delivered pursuant to their terms, constitutes the entire agreement among the parties hereto with respect to the subject matters hereof and thereof, and supersedes all prior agreements and understandings, whether written or oral, among the parties with respect to such subject matters.

     (b) AMENDMENTS. This Agreement may not be amended except by an instrument in writing signed by the party to be charged with enforcement.

     (c) WAIVER. No waiver of any provision of this Agreement shall be deemed a waiver of any other provisions or shall a waiver of the performance of a provision in one or more instances be deemed a waiver of future performance thereof.

     (d) CONSTRUCTION. This Agreement and each of the Primary Documents have been entered into freely by each of the parties, following consultation with their respective counsel, and shall be interpreted fairly in accordance with its respective terms, without any construction in favor of or against either party.

     (e) BINDING EFFECT OF AGREEMENT. This Agreement shall inure to the benefit of, and be binding upon the successors and assigns of each of the parties hereto, including any transferees of the Warrants.

     (f) SEVERABILITY. If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement or the validity or unenforceability of this Agreement in any other jurisdiction.

     (g) ATTORNEYS' FEES. If any action should arise between the parties hereto to enforce or interpret the provisions of this Agreement, the prevailing party in such action shall be reimbursed for all reasonable expenses incurred in connection with such action, including reasonable attorneys' fees.

     (h) HEADINGS. The headings of this Agreement are for convenience of reference only and shall not form part of, or affect the interpretation of this Agreement.

     (i) COUNTERPARTS. This Agreement may be signed in one or more counterparts, each of which shall be deemed an original and all of which, when taken together, will be deemed to constitute one and the same agreement.

                         [SIGNATURES ON FOLLOWING PAGE]

     IN WITNESS WHEREOF, this Agreement has been duly executed by each of the undersigned as of the date first written above.

                                      AMERICAN  LEISURE  HOLDINGS,  INC.

                                      By:
                                         -------------------------------
                                      Name:
                                         -------------------------------
                                      Title:
                                         -------------------------------



                                      STANFORD VENTURE CAPITAL HOLDINGS, INC.


                                      By:
                                         -------------------------------
                                      Name:
                                         -------------------------------
                                      Title:
                                         -------------------------------

                                  EXHIBIT INDEX


EXHIBIT  A                     WARRANT

EXHIBIT  B                     CLOSING  CERTIFICATE


                                 SCHEDULE INDEX

SCHEDULE  A                    WARRANT  SPLIT  CHART

SCHEDULE  3b                   ADDITIONAL  CAPITALIZATION

                                  SCHEDULE 3(b)
                                  -------------

                            ADDITIONAL CAPITALIZATION
                            -------------------------

1.   American  Leisure  Holdings,  Inc.,  Warrants  issued  to  Arvimex,  Inc.
          -    120,000  Warrants  at  $0.001  per  Warrant  Share.
          -    270,000  Warrants  at  $2.96  per  Warrant  Share.

2. 5,000 Shares of Preferred Stock Series "D", of which 630 Shares are to be issued to ITELSA.

3. Stock to be issued under various employment agreements described in the SEC Filings.

4.   Agreement  to  issue  10,000  Shares  of  Common  Stock  to  Jim  Leaderer.

EXHIBIT 99.13

NEITHER  THE  WARRANTS  NOR  THE  SHARES  OF  COMMON STOCK TO BE ISSUED UPON THE
EXERCISE HEREOF HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY OTHER JURISDICTION, AND MAY NOT BE SOLD, TRANSFERRED, OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT, UNLESS IN THE OPINION OF COUNSEL TO THE COMPANY SUCH REGISTRATION IS NOT REQUIRED.

                                    WARRANT

                      For the Purchase of Common Stock of

                        AMERICAN LEISURE HOLDINGS, INC.
                              A NEVADA CORPORATION

     VOID  AFTER  11:59  P.M.  EASTERN  STANDARD  TIME  ON  OCTOBER  23,  2008

Warrant  No.                                             Warrant  to  Purchase
             ----                                        270,000  Shares

     THIS WARRANT CERTIFIES THAT, for value received, Arvimex, Inc., or its registered assigns (the "HOLDER") is entitled to acquire from American Leisure
                           ------
Holdings, Inc., a Nevada corporation whose address is 2701 Spivey Lane, Orlando, Florida 32837 (the "COMPANY"), an aggregate of Two Hundred Seventy Thousand
                       -------
(270,000) shares of fully paid, non-assessable common stock, par value $.001 per share, of the Company (the "COMMON STOCK") at any time on or prior to 11:59 p.m.
                            ------------
Eastern Standard Time on October 23, 2008 (the "EXPIRATION DATE"), at such price
                                                ---------------
and upon such terms and conditions as set forth herein. If not exercised prior to the Expiration Date, this Warrant and all rights granted under this Warrant shall expire and lapse.

     The number and character of the securities purchasable upon exercise of this Warrant and the Purchase Price (defined below) are subject to adjustment as provided in Section 5 hereof. The term "Warrant" as used herein shall include this Warrant and any warrants issued in substitution for or replacement of this Warrant, or any warrant into which this Warrant may be divided or exchanged. The shares of Common Stock purchasable upon exercise of this Warrant shall be referred to hereinafter collectively as the "WARRANT SHARES".
                                                   ---------------

     1.     EXERCISE;  ISSUANCE  OF  CERTIFICATES;  PAYMENT  FOR  SHARES.

     (a) PURCHASE PRICE. The purchase price of each Warrant Share issuable upon exercise of this Warrant shall be $2.96 per Warrant Share, subject to adjustment  as  provided  in  Section  5  hereof  ("PURCHASE  PRICE").
                                                    ---------------

     (b) WARRANT EXERCISE. The purchase rights represented by this Warrant may be exercised by the Holder, in whole or in part, at any time, and from time to time prior to the Expiration Date, by the surrender and presentment of this Warrant accompanied by a duly executed Notice of Exercise in the form attached hereto (the "EXERCISE NOTICE"), together with the payment of the
               ----------------
aggregate  Purchase  Price  (the  "AGGREGATE  PURCHASE PRICE") for the number of
                                   -------------------------
Warrant Shares specified in the Exercise Notice in the manner specified in Section l(d) hereof, all of which shall be presented to the Company, at its principal office as set forth on page 1 of this Warrant, or at such other place as the Company may designate by notice in writing to the Holder.

     (c) PAYMENT OF PURCHASE PRICE. The Aggregate Purchase Price of the Warrant Shares being acquired upon exercise of this Warrant shall be paid by the Holder to the Company by wire transfer, or by delivery of a bank or cashier's check payable to the order of the Company in the amount of the Aggregate Purchase Price which shall be determined by multiplying the Purchase Price by the number of Warrant Shares specified in the Exercise Notice to be purchased upon such exercise.

     2. STOCK FULLY PAID; RESERVATION OF SHARES. The Company hereby agrees that it will at all times have authorized and will reserve and keep available, solely for issuance and delivery to the Holder, that number of shares of its Common Stock (or other securities) that may be required from time to time for issuance upon the exercise of this Warrant. All Warrant Shares when issued in accordance with this Warrant shall be duly and validly issued and fully paid and nonassessable.

3.     EXCHANGE,  ASSIGNMENT,  OR  LOSS  OF  WARRANT.

     (a) This Warrant is exchangeable, without expense other than as provided in this Section 3, at the option of the Holder upon presentation and surrender hereof to the Company for other Warrants of different denominations entitling the Holder thereof to acquire in the aggregate the same number of Warrant Shares that may be acquired hereunder.

     (b) All of the covenants and provisions of this Warrant by or for the benefit of the Holder shall be binding upon and shall inure to the benefit of, his successors and permitted assigns hereunder. This Warrant may be sold, transferred, assigned, or hypothecated only in compliance with Section 7 herein. If permitted under Section 7, any such assignment shall be made by surrender of this Warrant to the Company, together with a duly executed assignment in the form attached hereto ("ASSIGNMENT FORM"), whereupon the Company shall, without
                         ---------------
charge, execute and deliver a new Warrant containing the same terms and conditions of this Warrant in the name of the assignee as named in the Assignment Form, and this Warrant shall be canceled at that time. This Warrant, if properly assigned, may be exercised by a new Holder without first having the new Warrant issued.

     (c) This Warrant may be divided or combined with other Warrants that carry the same rights upon presentation and surrender of this Warrant at the office of the Company, together with a written notice signed by the Holder, specifying the names and denominations in which new Warrants are to be issued.

     (d) The Company will execute and deliver to the Holder a new Warrant of like tenor and date upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction, or mutilation of this Warrant; provided, that (i) in the case of loss, theft, or destruction, the Company receives a reasonably satisfactory indemnity or bond, or (ii) in the case of mutilation, the Holder shall provide and surrender this Warrant to the Company for cancellation.

     (e) Any new Warrant executed and delivered by the Company in substitution or replacement of this Warrant shall constitute a contractual obligation of the Company regardless of whether this Warrant was lost, stolen, destroyed or mutilated, and shall be enforceable by any Holder thereof.

     (f) The Holder shall pay all transfer and excise taxes applicable to any issuance of new Warrants under this Section 3.

     4. RIGHTS OF THE HOLDER. Prior to exercise, this Warrant will not entitle the Holder to any rights of a shareholder in the Company (including, without limitation, rights to receive dividends, vote or receive notice of meetings). The Company covenants, however, that for so long as this Warrant is at least partially unexercised, it will furnish the Holder with copies of all reports and communications furnished to the shareholders of the Company. The rights of the Holder are limited to those expressed in this Warrant and are not enforceable against the Company except to the extent set forth herein. No provision of this Warrant, in the absence of affirmative action by the Holder to exercise this Warrant, and no enumeration in this Warrant of the rights and privileges of the Holder, will give rise to any liability of such Holder for the Aggregate Purchase Price.

     5. ADJUSTMENT OF PURCHASE PRICE AND NUMBER OF WARRANT SHARES. The number and kind of securities that may be acquired upon the exercise of this Warrant and the Purchase Price shall be subject to adjustment, from time to time, upon the happening of any of the following events:

     (a)  DIVIDENDS,  SUBDIVISIONS,  COMBINATIONS,  OR  CONSOLIDATIONS OF COMMON
STOCK.

          (i) In the event that the Company shall declare, pay, or make any dividend upon its outstanding Common Stock payable in Common Stock or shall effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock, then the number of Warrant Shares that may thereafter be purchased upon the exercise of the rights represented hereby shall be increased in proportion to the increase in the number of outstanding shares of Common Stock through such dividend or subdivision, and the Purchase Price shall be decreased in such proportion. In case the Company shall at any time combine the outstanding shares of its Common Stock into a smaller number of shares of Common Stock, the number of Warrant Shares that may thereafter be acquired upon the exercise of the rights represented hereby shall be decreased in proportion to the decrease through such combination and the Purchase Price shall be increased in such proportion. The aforementioned adjustments shall become effective immediately after the record date in the case of a dividend or distribution and immediately after the effective date in the case of a subdivision, combination or reclassification.

          (ii) If the Company declares, pays or makes any dividend or other distribution upon its outstanding Common Stock payable in securities or other property (excluding cash dividends and dividends payable in Common Stock, but including, without limitation, shares of any other class of the Company's stock or stock or other securities convertible into or exchangeable for shares of Common Stock or any other class of the Company's stock or other interests in the Company or its assets ("CONVERTIBLE
                                                                    ------------
     SECURITIES"),  a  proportionate  part  of  those  securities  or that other
     ----------
     property shall be set aside by the Company and delivered to the Holder in the event that the Holder exercises this Warrant. The securities and other property then deliverable to the Holder upon the exercise of this Warrant shall be in the same ratio to the total securities and property set aside for the Holder as the number of Warrant Shares with respect to which this Warrant is then exercised is to the total Warrant Shares that may be acquired pursuant to this Warrant at the time the securities or property were set aside for the Holder.

          (iii) If the Company shall declare a dividend payable in money on its outstanding Common Stock and at substantially the same time shall offer to its shareholders a right to purchase new shares of Common Stock from the proceeds of such dividend or for an amount substantially equal to the dividend, all shares of Common Stock so issued shall, for purposes of this Warrant, be deemed to have been issued as a stock dividend subject to the adjustments set forth in Section 5(a)(i).

          (iv) If the Company shall declare a dividend payable in money on its outstanding Common Stock and at substantially the same time shall offer to its shareholders a right to purchase new shares of a class of stock (other than Common Stock), Convertible Securities, or other interests from the proceeds of such dividend or for an amount substantially equal to the dividend, all shares of stock, Convertible Securities, or other interests so issued or transferred shall, for purposes of this Warrant, be deemed to have been issued as a dividend or other distribution subject to Section 5(a)(ii).

     (b) PRO RATA SUBSCRIPTION RIGHTS. If at any time the Company grants to its shareholders rights to subscribe pro rata for additional securities of the Company, whether Common Stock, Convertible Securities, or for any other securities or interests that the Holder would have been entitled to subscribe for if, immediately prior to such grant, the Holder had exercised this Warrant, then the Company shall also grant to the Holder the same subscription rights that the Holder would be entitled to if the Holder had exercised this Warrant in full immediately prior to such grant.

     (c) EFFECT OF RECLASSIFICATION, REORGANIZATION, CONSOLIDATION, MERGER, OR SALE OF ASSETS.

          (i) Upon the occurrence of any of the following events, the Holder shall have the right thereafter, by the exercise of this Warrant, to acquire for the Aggregate Purchase Price described in this Warrant, the kind and amount of shares of stock and other securities, property and interests as would be issued or payable with respect to, or in exchange for, the number of Warrant Shares that are then purchasable pursuant to this Warrant, as if such Warrant Shares had been issued to the Holder immediately prior to such event: (A) reclassification, capital reorganization, or other change of outstanding Common Stock (other than a change as a result of an issuance of Common Stock under Subsection 5(a)),
     (B), consolidation or merger of the Company with or into another corporation or entity (other than a consolidation or merger in which the Company is the continuing corporation and that does not result in any reclassification, capital reorganization or other change of the outstanding shares of Common Stock or the Warrant Shares issuable upon exercise of this Warrant), or (C) spin-off of assets, a subsidiary or any affiliated entity, or the sale, lease, pledge, mortgage, conveyance or exchange of a significant portion of the Company's assets taken as a whole, in a transaction pursuant to which the Company's shareholders of record are to receive securities or other interests in a successor entity. The foregoing provisions of this Section 5(c)(i) shall similarly apply to successive reclassifications, capital reorganizations and similar changes of shares of Common Stock and to successive consolidations, mergers, spin-offs, sales, leases or exchanges. In the event that in any such reclassification, capital reorganization, change, consolidation, merger, spin-off, sale, lease or exchange, additional shares of Common Stock are issued in exchange, conversion, substitution or payment, in whole or in part, for securities of the Company other than Common Stock, any such issue shall be determined in accordance with Section 6(e)(ii) below.

          (ii) If any sale, lease, pledge, mortgage, conveyance or exchange of all, or substantially all, of the Company's assets or business or any dissolution, liquidation or winding up of the Company (a "TERMINATION OF
                                                                  --------------
     BUSINESS")  shall  be proposed, the Company shall deliver written notice to
     --------
     the Holder of this Warrant in accordance with Section 6 below as a condition precedent to the consummation of that Termination of Business. If the result of the Termination of Business is that shareholders of the Company are to receive securities or other interests of a successor entity, the provisions of Section 5(c)(i) above shall apply. However, if the result of the Termination of Business is that shareholders of the Company are to receive money or property other than securities or other interests in a successor entity, the Holder of this Warrant shall be entitled to exercise this Warrant and, with respect to any Warrant Shares so acquired, shall be entitled to all of the rights of the other shareholders of Common Stock with respect to any distribution by the Company in connection with the Termination of Business. In the event no successor entity is involved and
     Section 5(c)(i) does not apply, all acquisition rights under this Warrant shall terminate at the close of business on the date as of which shareholders of record of the Common Stock shall be entitled to participate in a distribution of the assets of the Company in connection with the Termination of Business; provided, that, in no event shall that date be less than 30 days after delivery to the Holder of this Warrant the written notice described above and in Section 6. If the termination of acquisition rights under this Warrant is to occur as a result of the event at issue, a statement to that effect shall be included in that written notice.

     (d) OBLIGATION OF SUCCESSORS OR TRANSFEREES. The Company shall not effect any consolidation, merger, or sale or conveyance of assets within the meaning of Section 6(c)(i)(B)-(C), unless prior to or simultaneously with the consummation thereof the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall assume by written instrument executed and mailed or delivered to the Holder pursuant to Section 9 herein, the obligation to deliver to the Holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, the Holder may be entitled to acquire. In no event shall the securities received pursuant to this Section be registerable or transferable other than pursuant and subject to the terms of this Warrant.

     (e) APPLICATION OF THIS SECTION. The provisions of this Section 5 shall apply to successive events that may occur from time to time, but shall only apply to a particular event if it occurs prior to the expiration of this Warrant either by its terms or by its exercise in full.

     (f) DEFINITION OF COMMON STOCK. Unless the context requires otherwise, whenever reference is made in this Section 5 to the issue or sale of shares of Common Stock, the term "COMMON STOCK" shall mean (i) the $.001 par value common stock of the Company, (ii) any other class of stock ranking on a parity with, and having substantially similar rights and privileges as the Company's $.001 par value common stock, and (iii) any Convertible Security convertible into either (i) or (ii). However, subject to the provisions of Section 5(c)(i) above, Warrant Shares issuable upon exercise of this Warrant shall include only shares of common stock designated as $.01 par value common stock of the Company as of the date of this Warrant.

     (g) FRACTIONAL SHARES. No fractional Warrant Shares of Common Stock shall be issued upon the exercise of this Warrant. In the event that an adjustment in the number of shares of Common Stock issuable upon exercise of this Warrant made pursuant to this Section 6 hereof results in a number of shares issuable upon exercise which includes a fraction, at the Holder's election, this Warrant may be exercised for the next larger whole number of shares or the Company shall make a cash payment equal to that fraction multiplied by the current market value of that share.

     (h) NO ADJUSTMENT OF EXERCISE PRICE IN CERTAIN CASES. No adjustment of the Exercise Price shall be made:

          (i) Upon the issuance of Common Stock, upon the conversion of any existing Preferred Stock or any other currently outstanding Convertible Securities; or

          (ii) Upon the issuance of options pursuant to any current or future Company Employee Stock Option Plan or the sale by the Company of any shares of Common Stock pursuant to the exercise of such options.

     (i) COMPANY-HELD STOCK. For purposes of Section 5(a) above, shares of Common Stock owned or held at any relevant time by, or for the account of, the Company in its treasury or otherwise, shall not be deemed to be outstanding for purposes of the calculation and adjustments described therein.

     6.     NOTICE  TO  THE  HOLDER.

     (a) If, prior to the expiration of this Warrant either by its terms or by exercise in full, any of the following shall occur:

          (i) The Company shall declare a dividend or authorize any other distribution on its Common Stock, including those of the type identified in
     Section 6(a) hereof; (ii) the Company shall authorize the granting to the shareholders of its Common Stock of rights to subscribe for or purchase any securities or any other similar rights; (iii) any reclassification, reorganization or similar change of the Common Stock, or any consolidation or merger to which the Company is a party, or the sale, lease, pledge, mortgage, exchange, or other conveyance of all or substantially all of the assets of the Company; (iv) the voluntary or involuntary dissolution, liquidation or winding up of the Company; or (v) any purchase, retirement or redemption by the Company of its Common Stock; then, and in any such case, the Company shall deliver to the Holder written notice thereof at least 30 days prior to the earliest applicable date specified below with respect to which notice is to be given, which notice shall state the following: (x) the date on which a record is to be taken for the purpose of such dividend, distribution or rights, or, if a record is not to be taken, the date as of which the shareholders of Common Stock of record to be entitled to such dividend, distribution or rights are to be determined; (y) the date on which such reclassification, reorganization, consolidation, merger, sale, lease, pledge, mortgage, exchange, transfer, dissolution, liquidation, winding up or purchase, retirement or redemption is expected to become effective, and the date, if any, as of which the Company's shareholders of Common Stock of record shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reclassification, reorganization, consolidation, merger, sale, lease, pledge, mortgage, exchange, transfer, dissolution, liquidation, winding up, purchase, retirement or redemption; and (z) if any matters referred to in the foregoing clauses (x) and (y) are to be voted upon by shareholders of Common Stock, the date as of which those shareholders to be entitled to vote are to be determined.

     (b) Upon the happening of an event requiring adjustment of the Purchase Price or the kind or amount of securities or property purchasable hereunder, the Company shall forthwith give notice to the Holder which indicates the event requiring the adjustment, the adjusted Purchase Price and the adjusted number of Warrant Shares that may be acquired or the kind and amount of any such securities or property so purchasable upon exercise of this Warrant, as the case may be, and setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based. The Company's independent public accountant shall determine the method of calculating the adjustment and shall prepare a certificate setting forth such calculations, the reason for the methodology chosen and the facts upon which the calculation is based. Such certificate shall accompany the notice to be provided to the Holder pursuant to this Section 7(b).

     7.     TRANSFER  TO  COMPLY  WITH  THE  SECURITIES  ACT.

     (a) This Warrant and the Warrant Shares or any other security issued or issuable upon exercise of this Warrant may not be offered or sold except in compliance with the Securities Act of 1933, as amended (the "SECURITIES ACT").
                                                               --------------

     (b) The Company may cause the following legend, or its equivalent, to be set forth on each certificate representing the Warrant Shares, or any other security issued or issuable upon exercise of this Warrant, not theretofore distributed to the public or sold to underwriters, as defined by the Securities Act, for distribution to the public pursuant to Section 8(d) below:

"The shares represented by this Certificate may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Securities Act of 1933 (the "Securities Act") or pursuant to an exemption from registration under the Securities Act, the availability of which is to be established to the satisfaction of the Company."

     (c) The Holder agrees that, prior to the disposition of any Warrant Shares acquired upon the exercise hereof under circumstances that might require registration of such Warrant Shares or other security issued or issuable upon exercise of this Warrant under the Securities Act, or any similar federal or state statute, the Holder shall give written notice to the Company, expressing his intention as to the disposition to be made of such Warrant Shares or other security issued or issuable upon exercise of this Warrant; except, that such notice shall not be required for a sale of the Warrant Shares or other security issued or issuable upon exercise of this Warrant made pursuant to the requirements of Rule 144 promulgated under the Securities Act. Promptly upon receiving such notice, the Company shall present copies thereof to its counsel. If, in the opinion of the Holder's counsel the proposed disposition does not require registration of the Warrant Shares or any other security issuable or issued upon the exercise of this Warrant under the Securities Act, or any similar federal or state statute, the Company shall, as promptly as practicable, notify the Holder of such opinion, whereupon the Holder shall be entitled to dispose of such Warrant Shares issuable or issued upon the exercise thereof, all in accordance with the terms of the notice delivered by the Holder to the Company.

     8. FURTHER ASSURANCES. The Company will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable Warrant Shares or other securities upon the exercise of all Warrants from time to time outstanding.

     9. NOTICES. All notices, demands, requests, certificates or other communications by the Company to the Holder and by the Holder to the Company shall be in writing and shall be deemed to have been delivered, given and received when personally given or on the third calendar day after it is mailed by registered or certified mail to the Holder, postage pre-paid and addressed to the Holder at his last registered address or, if the Holder has designated any other address by notice in writing to the Company, to such other address; and, if to the Company, addressed to it at that address appearing on page 1 of this Warrant. The Company may change its address for purposes of service of notice by written notice to the Holder at the address provided above, and the Holder may change its address by written notice to the Company.

     10. APPLICABLE LAW. This Warrant shall be governed by, and construed in accordance with, the laws of the State of Nevada.

     11. SURVIVAL. The various rights and obligations of the Holder and of the Company set forth herein shall survive the exercise and surrender of this Warrant.

     12. NO AMENDMENTS OR MODIFICATIONS. Neither this Warrant nor any provision hereof may be amended, modified, waived or terminated except upon the written consent of the Company and the Holder of this Warrant.

     13. DESCRIPTIVE HEADINGS. The descriptive headings of the several Sections of this Warrant are inserted for convenience only and do not constitute a part of this Warrant.

AMERICAN  LEISURE  HOLDINGS,  INC.


     By: /s/ Malcolm J. Wright
         -----------------------------------

     Name:  Malcolm  J.  Wright

     Title:     President

Dated:
       ----------------