Form 10QSB
period 2004-06-30
AMERICAN LEISURE HOLDINGS INC
filed 2004-08-20
CIK 1124197

UNITED STATES
                       1SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from          to
                                             ----------  ----------

               Commission file number 333-48312


                              AMERICAN LEISURE HOLDINGS, INC.
                              -------------------------------
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                  75-2877111
   ------------------------------           -------------------------------
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

As of August 20, 2004, 8,428,983 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2004
  and December 31, 2003                                                     F-1

Condensed Consolidated Statements of Operations for the six and
  three months ended June 30, 2004 and 2003                                 F-2

     Condensed Consolidated Statements of Cash Flows for the six
       months ended June 30, 2004 and 2004                                  F-3

Notes to Interim Condensed Consolidated Financial Statements                F-4


                          AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 2004 AND DECEMBER 31, 2003

                                               ASSETS
                                                                           June 30,    December 31,
                                                                             2004          2003
                                                                         ------------  ------------
                                                                           Unaudited     Audited
CURRENT ASSETS:
    Cash                                                                 $ 2,518,701   $   734,852
    Accounts receivable                                                      765,884     2,148,134
    Advances receivable                                                      101,864             -
    Note receivable                                                        2,114,020             -
    Prepaid expenses and other                                                99,497        40,867
                                                                         ------------  ------------
             Total Current Assets                                          5,599,966     2,923,853
                                                                         ------------  ------------

PROPERTY AND EQUIPMENT, NET, at cost                                       2,848,562     3,192,878
                                                                         ------------  ------------

LAND HELD FOR DEVELOPMENT                                                 17,126,153    15,323,627
                                                                         ------------  ------------

OTHER ASSETS
     Deposits                                                              3,773,590             -
     Investment                                                               20,427       654,386
     Investment in senior, secured notes                                   5,170,000             -
     Investment in non-marketable securities                               4,113,690             -
     1913 Mercedes Benz                                                      500,000       500,000
     Goodwill                                                              1,840,001     1,840,001
     Other                                                                 3,115,354       941,730
                                                                         ------------  ------------
             Total Other Assets                                           18,533,062     3,936,117
                                                                         ------------  ------------

TOTAL ASSETS                                                             $44,107,743   $25,376,475
                                                                         ============  ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable              $ 9,885,454   $ 4,699,201
     Current maturities of notes payable-related parties                     911,586       741,760
     Accounts payable and accrued expenses                                 2,303,920     2,287,699
     Deposits and other                                                       23,525             -
     Shareholder advances                                                    327,978     1,030,883
                                                                         ------------  ------------
             Total Current Liabilities                                    13,452,463     8,759,543

Commitments and contingencies

Minority liability                                                            26,062       510,348

Long-term debt and notes payable                                          15,296,478     8,268,222
Notes payable-related parties                                                952,670     1,675,000
Deposits                                                                   7,228,392             -
Mandatorily redeemable preferred stock, 28,000 shares authorized;
    $.01 par value; 27,189 Series "C" shares issued and outstanding at
       June 30, 2004 and December 31, 2003                                         -     2,718,900
                                                                         ------------  ------------

             Total liabilities                                            36,956,065    21,932,013
                                                                         ------------  ------------

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       880,000 Series "A" shares issued and outstanding at
       June 30, 2004 and December 31, 2003                                     8,800         8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,500 Series "B" shares issued and outstanding at
       June 30, 2004 and December 31, 2003                                        25            25
     Preferred stock; 28,000 shares authorized; $.01 par value;
       27,189 Series "C" shares issued and outstanding at
       June 30, 2004 and December 31, 2003                                       272             -
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at
       June 30, 2004                                                              24
     Capital stock, $.001 par value; 100,000,000 shares authorized;
       8,428,983 and 7,488,983 shares issued and outstanding at
       June 30, 2004 and December 31, 2003                                     8,429         7,489
     Additional paid-in capital                                           11,464,852     6,166,488
     Accumulated (deficit)                                                (4,330,724)   (2,738,340)
                                                                         ------------  ------------
             Total Stockholders' Equity                                    7,151,678     3,444,462
                                                                         ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $44,107,743   $25,376,475
                                                                         ============  ============


                           AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Six Months   Six Months   Three Months  Three Months
                                                     Ended        Ended        Ended         Ended
                                                    June 30,     June 30,     June 30,      June 30,
                                                     2004         2003          2004          2003
                                                 ------------  -----------  ------------  -----------
                                                   UNAUDITED    UNAUDITED     UNAUDITED    UNAUDITED
REVENUES                                         $ 2,344,947   $   35,190   $ 1,158,282   $   35,190
COST OF SALES                                              -            -             -            -
                                                 ------------  -----------  ------------  -----------

Gross margin                                       2,344,947       35,190     1,158,282       35,190
                                                 ------------  -----------  ------------  -----------

EXPENSES:
    Depreciation and amortization                    442,992      175,288       222,920       99,198
    Impairment loss                                        -            -             -            -
    General and administrative expenses            3,974,755      743,547     2,000,289      549,801
                                                 ------------  -----------  ------------  -----------

TOTAL OPERATING EXPENSES                           4,417,747      918,835     2,223,209      648,999
                                                 ------------  -----------  ------------  -----------

LOSS FROM  OPERATIONS BEFORE MINORITY INTERESTS   (2,072,800)    (883,645)   (1,064,927)    (613,809)
                                                 ------------

Minority interests                                   484,286            -       227,662            -
                                                 ------------  -----------  ------------  -----------


NET LOSS BEFORE INCOME TAXES                      (1,588,514)    (883,645)     (837,265)    (613,809)

PROVISIONS FOR INCOME TAXES                           (3,870)           -        (1,135)           -
                                                 ------------  -----------  ------------  -----------

NET LOSS                                         $(1,592,384)  $ (883,645)  $  (838,400)  $ (613,809)
                                                 ============  ===========  ============  ===========

NET LOSS PER SHARE:
      BASIC AND DILUTED                          $     (0.21)  $    (0.13)  $     (0.11)  $    (0.12)
                                                 ============  ===========  ============  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                            7,759,642    6,620,718     7,888,324    6,537,510
                                                 ============  ===========  ============  ===========


                                  AMERICAN LEISURE HOLDINGS, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Six Months     Six Months
                                                                           Ended          Ended
                                                                          June 30,       June 30,
                                                                            2004          2003
                                                                        ------------  ------------
                                                                         UNAUDITED      UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $(1,592,384)  $  (883,645)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                  442,992        76,160
             Loss on disposal of assets                                     113,529             -
             Gain on settlement of litigation                              (145,614)            -
             Impairment loss                                                      -             -
             Common stock issued for services and contributed capital             -             -
          Changes in assets and liabilities:
             Decrease in receivables                                      1,382,250       (22,849)
             (Increase) in advances receivable                             (101,864)      (63,536)
             (Increase) in prepaid and other assets                         (58,630)       24,655
             (Increase) in deposits and other                            (5,947,214)      (56,993)
             Increase in accounts payable and accrued expenses               16,221      (113,217)
             Increase in deposits and other                               7,251,917             -
                                                                        ------------  ------------
             Net cash used in operating activities                        1,361,203    (1,039,425)
                                                                        ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Investment) in non-marketable securities                              (5,250)            -
      (Increase) in investment in non-consolidated subsidiaries             (20,427)            -
      (Increase) in notes receivable                                     (2,114,020)            -
      Capitalization of real estate carrying costs                       (1,802,526)   (1,082,797)
      Acquisition of fixed assets                                          (212,205)     (346,698)
                                                                        ------------  ------------
             Net cash used in investing activities                       (4,154,428)   (1,429,495)
                                                                        ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                          5,516,169     3,781,802
     Proceeds from notes payable-related parties                           (552,504)     (596,655)
     Proceeds from shareholder advances                                    (387,191)      (78,348)
                                                                        ------------
     Proceeds from sale of securities                                           600             -
                                                                        ------------  ------------
             Net cash provided by financing activities                    4,577,074     3,106,799
                                                                        ------------  ------------

             Net Increase (decrease) in Cash                              1,783,849       637,879

CASH AT BEGINNING PERIOD                                                    734,852        50,499
                                                                        ------------  ------------

CASH AT END OF PERIOD                                                   $ 2,518,701   $   688,378
                                                                        ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                             $   360,000   $   180,000
                                                                        ============  ============
     Cash paid for income taxes                                         $         -   $         -
                                                                        ============  ============

NON-CASH TRANSACTION

     Stock issued in exchange for assets                                $         -   $ 2,850,000
                                                                        ============  ============

     Stock issued in exchange for senior, secured notes                 $ 5,170,000   $         -
                                                                        ============  ============

     Preferred stock and debt issued for non-marketable securities      $ 4,108,440   $         -
                                                                        ============  ============

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2004

Note A - Presentation

The condensed balance sheets of the Company as of June 30, 2004, the related condensed consolidated statements of operations for the six and three months ended June 30, 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2003, Form 10-KSB and the Company's Forms 8K & 8-K/A filings.


NOTE B - REVENUE RECOGNITION

American Leisure recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time services are performed.


Note C - Property and equipment, net



At June 30, 2004, property and equipment consisted of the following:

                                      Useful
                                      Lives       Amount
                                    ----------  ----------
Computer equipment                         3-5  $  872,973
                                    ----------  ----------
Automobiles                                  5      63,230
Furniture & fixtures                       5-7      73,269
Leasehold improvements                       5      29,729
Telecommunications equipment                 5   3,514,424
                                                ----------
                                                 4,553,625
Less: accumulated depreciation and               1,705,063
amortization                                    ----------
                                                $2,848,562
                                                ==========

Depreciation expense for the six month period ended June 30, 2004 was $442,992.

NOTE D - LONG-TERM DEBT AND NOTES PAYABLE

1. New Credit Facilities

Effective June 17, 2004, American Leisure Holdings, Inc. (the "Company") entered Into two new credit facilities with Stanford Venture Capital Holdings, Inc. ("Stanford"). The terms of these facilities and certain related transactions are described below.

$1,000,000 Credit Facility.

The Company and Stanford have entered into a Credit Agreement dated as of June 17, 2004, pursuant to which the Company has borrowed $1,000,000 from Stanford.

The proceeds of the loan will be used by the Company to fund operating and related costs of the Company's customer service and marketing center located in Antigua. This facility is owned by Caribbean Leisure Marketing Ltd. ("CLM"). CLM is 100% owned by Castlechart Limited, which in turn is 100% owned by the Company.

The loan bears interest at 8% per annum, payable quarterly in arrears. All principal is due in one lump sum on April 22, 2007.

The loan is secured by a lien on all shares of CLM and all of the shares of Castlechart Limited. Both liens are subordinated to existing liens previously granted to Stanford for an earlier loan.

Under the credit agreement, the loan is non-recourse to the Company except in certain limited circumstances.

The loan is convertible by Stanford at any time into shares of the Common Stock of the Company, at a conversion price of $10.00 per share.

$3,000,000 Credit Facility.

The Company and Stanford have entered into a Credit Agreement effective as of June 17, 2004, pursuant to which the Company may borrow up to $3,000,000 from Stanford. To date, the Company has received $2,535,000, and received the remaining $465,000 in August 2004.

The proceeds of the loan will be used by the Company to support the Company's proposed acquisition of Around The World Travel, Inc. and to pay expenses of the Company's travel division. Certain of the Company's travel division subsidiaries are co-borrowers.

The loan bears interest at 8% per annum and is payable quarterly in arrears. The principal balance is due in one lump sum on April 22, 2007.

The loan is secured by the following:

(i) A lien on the stock owned by the Company in all of the co-borrowers except the Corporation;

(ii) a collateral assignment of the Company's rights under a certain Option Agreement dated as of May 17, 2004, under which the Company has the right to acquire all of the membership interests in Around The World Holdings, LLC. This company owns a majority of the outstanding common stock of AWT.

(iii) a collateral assignment of certain notes payable made by AWT which are held by the Company. These notes evidence loans in the outstanding principal amount of $19,200,000, and are secured by a first priority lien on substantially all of the assets of AWT.

(iv) all of the other assets, property and rights of the Company's active travel division subsidiaries other than CLM and Castlechart.

The loan is convertible at the option of Stanford at any time into shares of the Company's Common Stock, at a conversion price of $10.00 per share.

2. Amendment of the Designation of the Series C Preferred Stock Terms

In connection with the new credit facilities, the Company, with the consent of the holders of more than 75% of the issued and outstanding shares of Series C Preferred Stock, amended the terms of the Company's Series C Preferred Stock to eliminate any obligation of the Company to redeem the Series C Preferred Stock.

Stanford holds approximately 82% of the Series C shares.

3. Modification of Certain Existing Warrants

In connection with the new credit facilities, the Company agreed to modify the terms of certain warrants previously issued to Stanford and certain individuals affiliated with Stanford. These warrants, which were issued in December 2003, entitled the holders to purchase 1,350,000 shares of the Company's Common Stock at an exercise price of $2.96 per share. Under the terms of the amendment, the Company agreed to reduce the exercise price of warrants to $.001 per share. No other terms of these existing warrants were changed.

4. Issuance of New Warrants

As additional consideration for the new credit facilities, the Company issued warrants to purchase Common Stock of the Company to Stanford and certain of its affiliates. These warrants allow the holders to purchase 500,000 shares at an exercise price of $5.00 per share. These warrants have a five-year term.

5. Grant of Registration Rights

In conjunction with the new credit facilities, the Company and Stanford entered into a Registration Rights Agreement pursuant to which the Company agreed to register the shares issuable to Stanford and its affiliates upon the conversion of the loans under the new credit facilities. The Company has agreed to file a registration statement for this purpose with the Securities and Exchange Commission on or before August 15, 2004. The Company is currently seeking to modify this agreement to extend the date for filing the registration statement until February 2005.

6. Acquisition of Galileo Loans

AMLH has acquired the Galileo loans from GCD Acquisition Corp. ("GCD") Under the terms of this agreement, AMLH has assumed GCD's obligation under a $5.0 million promissory note, which GCD made when it acquired the Galileo loans. Additionally, AMLH paid GCD other consideration in the form of 340,000 shares of common stock in AMLH valued at $5.00 per share or an aggregate of $1.7 million.

AMLH believes that its acquisition of the Galileo loans is ultimately in the best interests of the shareholders and creditors of TraveLeaders since these loans were in default and were secured by substantially all of the assets of TraveLeaders. AMLH believes that they can be used as part of a restructuring of TraveLeaders, which will be fair and reasonable to all of TraveLeaders' Shareholders and creditors.

The assets acquired were in the form of senior, secured notes owed by Around The World Travel, Inc., a Florida Corporation,("AWT") in the amount of $22,600,000. AMLH acquired the assets from GCD for $1,700,000, which was paid via the issuance of 340,000 restricted shares of common stock of AMLH at $5 a share. In addition, AMLH gave the seller various indemnities and agreed to assume the seller's liability for, among other things, the responsibilities of GCD to service the purchase money financing for the assets as defined in a certain promissory note dated February 23, 2004, wherein the Maker is AWT and the Payee is CNG Hotels, Ltd. in the amount of $5,000,000 that carries an interest rate of the 3 month LIBOR + 1% per annum. This note is to be serviced on an interest only basis every six months in arrears, until it reaches final maturity in February, 2009.

7. $6,000,000 Credit Facility

The Company received a $6,000,000 loan credit facility from Stanford evidenced by a promissory note in the original principal balance of $6,000,000, with interest at the rate of 6% per annum, due on December 31, 2008, with conversion rights for common stock of the Company. Certain other material terms of the credit facility are set forth below:

Security:                    The  credit  facility  is currently secured by way
    of (i) an assignment of a second mortgage in favor of Arvimex, Inc. on real estate located in Polk
    County, Florida, owned by Tierra Del Sol, a subsidiary of AMLH; (ii) a second mortgage in favor of Stanford on real estate located in Polk County, Florida, owned by Advantage Professional Management
    Group, Inc., a subsidiary of AMLH; (iii) a pledge by AMLH of all of its issued and outstanding capital stock of American Leisure Marketing &
    Technology, Inc., a subsidiary of AMLH; (iv) a pledge from Castlechart Limited of all of its issued and outstanding capital stock of Caribbean
    Leisure Marketing Limited, a subsidiary of AMLH;
    (v) a security interest in the equipment, fixtures and proceeds thereof of American Leisure Marketing
    & Technology, Inc.; (vi) a security interest in all
                              assets, property and rights of Caribbean Leisure Marketing Limited; (vii) the issuance of warrants for 600,000 shares of AMLH Common Stock at an exercise price of $.001 per share, expiring on December 31, 2008; and (viii) the issuance of warrants for 1,350,000 shares of AMLH Common Stock at an exercise price of $2.96 per share, expiring on December 31, 2008.

Conversion:                   The  note  is convertible into the common stock of
                              the Company at a conversion price based on that number of shares of the Company's Common Stock calculated by dividing the amount due under the credit facility by $15.00.

Expenses:                     The  Company  shall  reimburse Stanford for all of
                              its reasonable costs and expenses incurred in connection with the credit facility, including fees of its counsel.

Registration Rights:          No  later  than  180 days following the closing of
                              the exercise of the warrants or conversion of the note, the Company shall file an SB-2 Registration
                              Statement under the Securities Act covering all of the shares of common stock that may be received through the exercise of warrants and conversion of the note. In the event a filing is not made within 180 days of closing, the Company will issue
                              Stanford, as a penalty, additional warrants equal to 10% of the warrants originally issued for every quarter the filing is not made. The costs of the registration statement shall be covered by the Company.

Description of
the Warrants:                 The Company shall issue to Stanford or its assigns
                              warrants  to  purchase  1,950,000  shares  of  the
                              Company's  Common  Stock, at an average conversion
                              price  of  $2.05  per  share,  of  which  600,000
                              warrants shall have an exercise price of $0.001 per share and 1,350,000 shall have an exercise price of $2.96 per share. The warrants shall be exercisable until December 31, 2008.

8. $1,698,340 Note to Shadmore Trust

As part of the acquisition of the majority interest in the preferred stock of AWT, the Company issued 24,101 shares of its Series E Preferred Stock and issued a note in the amount of $1,698,340 to the Shadmore Trust. The note calls for an interest rate of four percent (4%) per annum with weekly payments in the amount of $5,000 until the note is fully paid or April 1, 2011, whichever is first. Payments shall commence upon the Company's acquisition of majority control of AWT. The note is unsecured.


NOTE E - NOTES PAYABLE - RELATED PARTIES

The current portion of notes payable to related parties is as follows:

     Azure, Ltd.                         $ 436,805
     Roger C. Maddock                       94,428
     Arvimex Inc.                          380,353
                                           -------
     Notes payable - related parties     $ 911,586
                                         =========

Roger C. Maddock beneficially owns more than 10% of the Company's common stock and he is the majority owner of Axure, Ltd.

The long-term portion of notes payable of $952,670 is owed to the minority shareholders of Hickory Travel Systems, Inc., a subsidiary of the Company. $193,815 of such amount is owed to L. William Chiles, a Director of the Company.


The majority of notes payable to related parties bear interest at a rate of 12% per annum.


Note F - STOCKHOLDERS EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK

Common Stock and Mandatory Redeemable Preferred Stock

In March 2004, we issued 340,000 shares of restricted Common Stock in connection with the acquisition of the senior, secured debt of AWT.

As reported in an earlier filing, the Company granted to Stanford, and to certain individuals associated with Stanford, warrants to purchase an aggregate of 600,000 shares of the Company's Common Stock at $.001 per share. These warrants were issued at a cost paid by the Company for the issuance of the $6,000,000 credit facility in December, 2003. During the month of April, 2004, all 600,000 warrants were exercised which resulted in the issuance of 600,000 shares of Common Stock.

Preferred Stock

American Leisure is authorized to issue up to 10,000,000 shares of preferred stock:

                                                                   Annual
                                 Total Series  Stated             Dividends   Conver-
  Class                           Authorized    Value    Voting   per Share  sion Rate
---------                        ------------  -------  ---------  -------  -----------
Series A                           1,000,000  $ 10.00      Yes       0.12    10 shares
                                                                             of common
                                                                             per share
                                                                             of Series A

Series B                             100,000  $100.00      Yes       0.12    Liquidation
                                                                             value
                                                                             divided by
                                                                             market
                                                                             value but
                                                                             not less
                                                                             than 20:1
                                                                             nor more
                                                                             than 12.5:1

Series C (1)                          28,000  $100.00      Yes       0.04    Liquidation
                                                                             value
                                                                             divided by
                                                                             market
                                                                             value but
                                                                             not less
                                                                             than 20:1
                                                                             nor more
                                                                             than 12.5:1

Series E                              50,000  $100.00      Yes       0.04    Liquidation
                                                                             value
                                                                             divided by
                                                                             market
                                                                             value but
                                                                             not less or
                                                                             more than
                                                                             than
                                                                             6.666:1

(1) In April of 2004, the Company designated the Class E Preferred Stock. Its authorization was made expressly for the purpose of using said class as the currency of exchange for acquisitions such as for Around The World Travel, Inc. The Designation was previously reported on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on April 12, 2004. In summary, said class has a liquidation value of $100.00 per share and a strike price (for Common Stock) of a minimum of $15.00.

Effective June 17, 2004, the Company amended the Certificate of Designation of the Series C, Preferred Stock. By permission of more than the required minimum percentage of the Class, the feature requiring the mandatory redemption of the Series C Preferred Stock by the Company was deleted. The Company previously reported the amendment on Form 8-K filed with the Commission on August 6, 2004.

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

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. UNLESS OTHERWISE INDICATED IN THIS DISCUSSION (AND THROUGHOUT THIS QUARTERLY REPORT ), REFERENCES TO "REAL ESTATE" AND TO "INVENTORIES" COLLECTIVELY ENCOMPASS THE COMPANY'S INVENTORIES HELD FOR SALE. MARKET AND INDUSTRY DATA USED THROUGHOUT THIS QUARTERLY REPORT WERE OBTAINED FROM COMPANY SURVEYS, INDUSTRY PUBLICATIONS, UNPUBLISHED INDUSTRY DATA AND ESTIMATES, DISCUSSIONS WITH INDUSTRY SOURCES AND CURRENTLY AVAILABLE INFORMATION. INDUSTRY PUBLICATIONS GENERALLY STATE THAT THE INFORMATION CONTAINED THEREIN HAS BEEN OBTAINED FROM SOURCES BELIEVED TO BE RELIABLE, BUT THERE CAN BE NO ASSURANCE AS TO THE ACCURACY AND COMPLETENESS OF SUCH INFORMATION. THE COMPANY HAS NOT INDEPENDENTLY VERIFIED SUCH MARKET DATA. SIMILARLY, COMPANY SURVEYS, WHILE BELIEVED BY THE COMPANY TO BE RELIABLE, HAVE NOT BEEN VERIFIED BY ANY INDEPENDENT SOURCES. ACCORDINGLY, NO ASSURANCE CAN BE GIVEN THAT ANY SUCH DATA WILL PROVE TO BE ACCURATE.

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

OVERVIEW

American Leisure Holdings, Inc. ("American Leisure," "AMLH" or "the Registrant"), through its subsidiaries, is a developer of vacation real estate. The Company has been re-designed and structured to own, control and direct a series of companies in the travel and tourism industries so that it can achieve significant vertical and horizontal integration in the sourcing of, and the delivery of, corporate and vacation travel services. During the fourth quarter of 2003, AMLH acquired HTS Holdings, Inc. and its subsidiaries ("HTS") to enter into the travel and tourism industry. In May 2004, AMLH acquired an option to purchase Around The World Holdings, LLC, the majority stockholder of "TraveLeaders", discussed below. The acquisition of TraveLeaders, coupled with the acquisition of HTS, will make AMLH both a brick-and-mortar and Internet-based travel agency with a huge travel consortium distribution system through HTS.

The Registrant was originally incorporated as Freewillpc.com, Inc. ("Freewill"), a Nevada corporation, on June 13, 2000. American Leisure Corporation, formerly American Leisure Holdings, Inc., a Nevada corporation ("ALC"), was incorporated on May 10, 2002. Effective June 14, 2002, the Registrant acquired ALC and its subsidiaries in exchange for the issuance of 880,000 shares of Series A Preferred Stock and 4,893,974 shares of Common Stock (the "Acquisition"). In connection with the Acquisition, the Registrant changed its name to American Leisure Holdings, Inc.

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

The following four (4) subsidiaries are the Company's principal operating companies:

Tierra Del Sol Resort, Inc. ("TDSR")

TDSR has completed the final planning stage of a 971-unit vacation destination resort in Orlando, Florida. The Company expected that the horizontal construction finance and resort amenities would be funded via a Community Development District Bond ("CDD Bonds") placement. Due to the re-rating of these bonds in December 2003, the placement of these bonds and the development of the project has been delayed while TDSR seeks to obtain conventional construction financing. TDSR expects to receive offers for conventional construction funding during the third quarter of 2004. TDSR expects to sell CDD Bonds on the "back end" when the vacation homes have been sold to third party buyers with a view to recovering the monies it will have expended for the horizontal infrastructure and resort amenities.

Presales of the vacation homes commenced on February 1, 2004. As of the date of this report, TDSR has executed pre-sales contracts for 390 properties representing sales of approximately $113,000,000. The Company will realize income from the sales after development, construction and delivery of the vacation homes to the purchasers. The company expects to complete the construction of these presales in the third and fourth quarters of 2005.

TDSR is seeking a $95,000,000 construction loan to enter into the construction/development stage in the winter of 2004. The Company is currently seeking to strengthen its bank guarantees with a third party guarantor for the construction loan. The Company also intends to continue to provide financial and guarantee support to TDSR for the development of the resort. Provided that TDSR obtains the necessary construction loan, development will commence with horizontal construction during the winter of 2004 and vertical construction on all pre-sales commencing in the spring of 2005, with the first vacation investment properties estimated to be delivered late in the summer of 2005. At this time, the Company does not have any commitments for the construction loan. There can be no assurance that the Company will obtain the construction loan, or that other arrangements will be available when needed or on terms satisfactory to the Company. If the Company does not obtain the construction loan it cannot begin the construction/development phase for TDSR.

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

On November 3, 2003 TDSR entered into an agreement with Town Center Commercial Group, LLC for the sale and purchase of 40 acres of TDSR's property for the amount of $7,000,000. The closing is conditional upon TDSR obtaining the release of this property from its mortgage with Grand Bank & Trust of Florida. Of the $7,000,000 sales price, $3,000,000 will be paid in cash and the balance of the purchase consideration will be paid via the transfer of $4,000,000 of the existing mortgages on the property due to Arvimex, Inc. and Raster Investments, Inc.

American Travel & Marketing Group, Inc. ("ATMG")

We believe that ATMG will generate significant travel business through the creation of clubs comprised of affinity-based travelers. ATMG has developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. We believe that ATMG is poised to secure a significant market share of the affinity-travel marketing segment. As the proprietor and manager of clubs it creates, ATMG anticipates substantial revenue from annual membership fees and commissions earned on the sale of travel services once the infrastructure has been finalized to communicate and sell to its affinity-based club databases. The value added to ATMG programs by being a part of the AMLH family includes the sales opportunities to the corporate clients of HTS, the fulfillment capacity of the bulk buying power of HTS and the hotel/resort assets to be provided by AMLH through its resort division.

American Leisure Marketing & Technology, Inc. ("ALMT)

ALMT began its marketing and sales in the Summer of 2003. The initial marketing efforts were the sales of tours for various resorts and other tour operators. The Company experienced revenues from these efforts, but experienced significant weaknesses in its senior management. The management was not strong enough to generate sufficient revenues to cover its overhead costs. The management resigned in March 2004. The Company is currently setting a new direction for its sales effort from the call center. In this regard, it closed its Tamarac facility in June 2004 and moved the center to TraveLeaders' premises in Coral Gables Florida and expects to re-open the facility during the last quarter of 2004.

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

Historically, HTS has seasonal losses during the first three quarters of each calendar year. In the 2004 fiscal year, the Company estimates that HTS will incur approximately $1,500,000 in losses during this period and realize approximately $2,000,000 in net profit in the last quarter of 2004. The Company bases its estimates on previous trends as well as new business opportunities which the Company believes will come to fruition in the last quarter of 2004. HTS will require a loan of approximately $1,000,000 of working capital from AMLH during its seasonal period of losses. The Company's management is in the process of changing the HTS business model in an attempt to significantly reduce the amount of losses incurred during the first three quarters of each fiscal year.

The Company is currently planning the following acquisitions and business ventures:

Around The World Travel, Inc. ("AWT")

AWT does business as TraveLeaders, one of the largest US-based travel service distribution companies in North America. In March 2004, the Company began a process of acquiring AWT or AWT's assets. As of the date of this report, the Company has acquired the following: 1) senior secured notes of AWT in the total amount of $22,600,000 (subject to $5,000,000 of liabilities) in exchange for 340,000 restricted shares of the Company's Common Stock; 2) 907,877 shares of Series A Preferred Stock of AWT (constituting approximately 51% of the issued and outstanding shares of such preferred stock) in exchange for 24,101 shares of newly designated Series E Convertible Preferred Stock of the Company and a promissory note in the principal amount of $1,698,340; 3) an option to purchase Around The World Holdings, LLC, which owns approximately 62% of the issued and outstanding common stock of AWT; and 4) approximately 5% of the minority interests common and preferred stock of AWT. The Company plans to complete the acquisition of AWT in November 2004.

TraveLeaders will require approximately $3,000,000 of additional working capital during 2004. The Company intends to loan TraveLeaders any additional advances under the credit agreement it acquired as part of the acquisition of the senior secured notes of AWT. At the date of this report the Company had advanced $2,800,000 under this arrangement.

Antigua - Caribbean Leisure Marketing Ltd. ("CLM")

During September 2003, forming part of the Company's negotiations with Stanford Venture Capital Holdings, Inc. ("Stanford"), the Company agreed with Stanford to form a new Company in Antigua, West Indies and to acquire the assets of a call center previously run by another Stanford Portfolio company. Stanford agreed to advance the sum of $2,000,000 for the Company's call centers working capital and equipment needs as part of its $6,000,000 5-year convertible loan. Once the assets in Antigua have been acquired and upgraded, the center will be linked via satellite to ALMT's new call center in Coral Gables, FL to take advantage of the state of the art technology available in this center and to run various inbound and outbound marketing campaigns for group and third party companies. Stanford advanced an additional $1,000,000 as part of its $4,000,000 3-year convertible loan for use in Antigua.

Advantage Professional Management Group, Inc. ("APMG")

The Company has entered into a contract to sell APMG's property for $4,000,000 (the $1,300,000 mortgage due on the property will be repaid from the sale proceeds) which it expects to close in September 2004. $1,500,000 of the proceeds from the sale will be deferred until such time as adequate amounts of water can be supplied to the property. The Company will take a first mortgage on the property to secure the remaining $1,500,000.


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

Vacation Ownership.

We intend to market vacation assets and vacation club memberships to the general public. The membership bases of our vacation and travel clubs and guests staying at our resort assets will likely provide an ongoing source of prospects for our vacation assets and vacation club membership sales. The Company expects that revenues from the sale of vacation assets and vacation club memberships will be a substantial component in our ability to capitalize the front end of developments and the equity requirement for resort acquisitions.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The Company had revenues of $1,158,282 for the three months ended June 30, 2004, as compared to $35,190 for the three months ended June 30, 2003. The Company acquired HTS during the fourth quarter of 2003. Prior to that, the Company had generated very little revenue since its inception. The significant increase in the Company's revenues and expenses is due to HTS.

Total operating expenses increased $1,574,210 from $648,999 for the three months ended June 30, 2003, to $2,223,209 (or 243%) for the three months ended June 30, 2004. The increase in total operating expenses was due to increases in depreciation and amortization and increases in general and administrative ("G&A") expenses. Depreciation and amortization increased $123,722 from $99,198 for the three months ended June 30, 2003, to $222,920 (or 125%) for the three months ended June 30, 2004. Likewise, G&A expenses increased $1,450,488 from $549,801 for the three months ended June 30, 2003 to $2,000,289 (or (264%) for the three months ended June 30, 2004.

Loss from operations before minority interests was $1,064,927 for the three months ended June 30, 2004, as compared to loss from operations before minority interests of $613,809 for the three months ended June 30, 2003. The increase in loss from operations before minority interests was directly attributable to the increases in depreciation and amortization and G&A expenses.

The Company had $227,662 attributable to minority interests for the three months ended June 30, 2004, as compared to $0- attributable to minority interests for the three months ended June 30, 2003.

Net loss before income taxes for the three months ended June 30, 2004 was $837,265 as compared to net loss before income taxes of $613,809 for the three months ended June 30, 2003. The increase in net loss before income taxes was directly attributable to the increases in depreciation and amortization and G&A expenses which were offset by $227,662 attributable to minority interests.

The Company recorded a provision for income taxes of $(1,135) for the three months ended June 30, 2004, as compared to a provision for income taxes of $0-for the three months ended June 30, 2003.

The Company had a net loss of $838,400 for the three months ended June 30, 2004 after taxes, as compared to a net loss of $613,809 for the three months ended June 30, 2003. The increase in net loss is primarily attributable to the operations of HTS. Historically, HTS has had seasonal losses during the first three quarters and net profits during the fourth quarter of each year.

Net loss per share was $0.11 for the three months ended June 30, 2004, as compared to net loss per share of $0.12 for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The Company had revenues of $2,344,947 for the six months ended June 30, 2004, as compared to $35,190 for the six months ended June 30, 2003. The Company acquired HTS during the fourth quarter of 2003. Prior to that, the Company had generated very little revenue since its inception. The significant increase in the Company's revenues is due to HTS.


Total operating expenses increased $3,498,915 from $918,835 for the six months ended June 30, 2003, to $4,417,747 (or 381%) for the six months ended June 30, 2004. The increase in total operating expenses was due to increases in depreciation and amortization and increases in general and administrative ("G&A") expenses. Depreciation and amortization increased $267,704 from $175,288 for the six months ended June 30, 2003, to $442,992 (or 153%) for the six months ended June 30, 2004. Likewise, G&A expenses increased $3,231,208 from $743,547 for the six months ended June 30, 2003 to $3,974,755 (or (435%) for the six months ended June 30, 2004.

Loss from operations before minority interests was $2,072,800 for the six months ended June 30, 2004, as compared to loss from operations before minority interests of $883,645 for the six months ended June 30, 2003. The increase in loss from operations before minority interests was directly attributable to the increases in depreciation and amortization and G&A expenses.

The Company had $484,286 attributable to minority interests for the six months ended June 30, 2004, as compared to $0- attributable to minority interests for the six months ended June 30, 2003.

Net loss before income taxes for the six months ended June 30, 2004 was $1,588,514 as compared to net loss before income taxes of $883,645 for the six months ended June 30, 2003. The increase in net loss before income taxes was directly attributable to the increases in depreciation and amortization and G&A expenses which were offset by $484,286 attributable to minority interests.

The Company recorded a provision for income taxes of $(3,870) for the six months ended June 30, 2004, as compared to a provision for income taxes of $0- for the six months ended June 30, 2003.

The Company had net loss of $1,592,384 for the six months ended June 30, 2004 after taxes, as compared to net loss of $883,645 for the six months ended June 30, 2003. The increase in net loss is primarily attributable to the operations of HTS. Historically, HTS has had seasonal losses during the first six quarters and net profits during the fourth quarter of each year.

Net loss per share was $0.21 for the six months ended June 30, 2004, as compared to net loss per share of $0.13 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total current assets of $5,599,966 as of June 30, 2004, which consisted of $2,518,701 of cash, $765,884 of accounts receivable, $101,864 of advances, $2,114,020 of notes receivable and $99,497 of prepaid expenses and other current assets.

The Company had total current liabilities of $13,452,463 as of June 30, 2004, which consisted of $9,885,454 of current maturities of long-term debt and notes payable, $911,586 of current maturities of notes payable to related parties, $2,303,920 of accounts payable and accrued expenses, $23,525 of deposits and other current liabilities and $327,978 of shareholder advances.

The Company had negative net working capital of $7,852,497 as of June 30, 2004. The ratio of total current assets to total current liabilities was 42% as of June 30, 2004

During the three months ended June 30, 2004, the Company's working capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. Additionally, the note on the TDSR property in the amount of $6,000,000 has become a current maturity as it is due on April 1, 2005. The Company is currently seeking permanent construction financing on the TDSR project and expects to refinance the property in the Fall of 2004. The Company is currently seeking a $95,000,000 construction loan to enter into the construction/development phase on the TDSR property. The Company is currently in discussions with banks to provide the construction loan. At this time, the Company does not have any commitments for the construction loan. There can be no assurance that the Company will obtain the construction loan, or that other arrangements will be available when needed or on terms satisfactory to the Company. If the Company does not obtain the construction loan it cannot begin the construction/development phase for TDSR.

The Company has a history of generating net losses though cash increased $1,783,849 during the six months ended June 30, 2004. The Company's primary source of cash has come from financing activities and the acceptance of deposits on presales of its Tierra Del Sol project, plus increases in its credit facilities from Stanford of approximately $4,000,000.

Net cash provided by operating activities was $1,361,203 for the six months ended June 30, 2004, as compared to net cash used in operating activities of $1,039,425 for the six months ended June 30, 2003.

Net cash used in investing activities was $4,154,428 for the six months ended June 30, 2004, as compared to net cash used in investing activities of $1,429,495 for the six months ended June 30, 2003.

Net cash provided by financing activities was $4,577,074 for the six months ended June 30, 2004, as compared to net cash provided by financing activities of $3,106,799 for the six months ended June 30, 2003.

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured to its shareholders. On June 30, 2004 the company closed on the sale of its investment in American Vacation Resorts, Inc. ("AVR") for $800,000. This was satisfied by way of the transfer of real property from AVR to the Company. The Company simultaneously assigned these sale proceeds to various shareholders to reduce the amounts overdue on loans previously made by them. The shareholders have agreed to defer receipt of the balance remaining on their loans until the Company has stronger liquidity and the company has agreed to maintain their security for their loans.

The Company needs an aggregate of $96,400,000 for continuing operations consisting of $95,000,000 for TDSR for the construction and development phase, $150,000 for ATMG, $250,000 for ALMT, and $1,000,000 for HTS. We also estimate that AWT's TraveLeaders (if acquired) will require additional working capital. The Company successfully closed on two new credit facilities of $3,000,000 and $1,000,000 with Stanford. In anticipation of closing Stanford had advanced the Company the approximate amount of $2,800,000 as of June 30,2004. The Company will use $2,800,000 of the credit facilities towards the acquisition of AWT, $1,000,000 to acquire assets for CLM, and $200,000 for the Company's overhead. The Company estimates that it will need an additional $200,000 to complete the acquisition of AWT and an additional $750,000 for CLM. If additional funds are raised by issuing equity securities and/or debt convertible into equity, further dilution to existing stockholders will result. Future investors may be granted rights superior to those of existing stockholders. At this time, the Company does not have any commitments for additional financing either from its officers, directors and affiliates or otherwise. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient, whether from the Company's financial markets or working capital commitments from Stanford, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to us on acceptable terms, we will have to delay, curtail or scale back some or all of our operations, including our planned expansion.

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

RISKS RELATING TO AMLH COMMON STOCK

AMLH'S COMMON STOCK WAS DE-LISTED FROM THE OTC BULLETIN BOARD AND NOW TRADES ON THE PINK SHEETS. Due to an inadvertent oversight by the Company's management, the Company submitted its report on Form 10-KSB for the fiscal year ended December 31, 2003 on the Commission's Edgar database four hours after the Commission's deadline for timely filing such report. As a result, AMLH's Common Stock was "de-listed" from the OTC Bulletin Board on May 21, 2004. AMLH's Common Stock now trades on the Pink Sheets, which is generally considered to be a less liquid market than the OTC Bulletin Board. AMLH is taking steps to remedy the situation; however, there can be no assurance that AMLH's Common Stock will become listed on the OTC Bulletin Board. If AMLH is unsuccessful in listing its Common Stock on the OTC Bulletin Board, AMLH's Common Stock will likely have less liquidity than it had, and may trade at a lesser value than it did, on the OTC Bulletin Board.

AMLH'S COMMON STOCK PRICE COULD AND HAS FLUCTUATED SIGNIFICANTLY, AND SHAREHOLDERS MAY BE UNABLE TO RESELL THEIR SHARES AT A PROFIT. The price of AMLH's Common Stock has fluctuated substantially since it began trading. The trading prices for small capitalization companies like AMLH often fluctuate significantly. Market prices and trading volume for stocks of these types of companies like AMLH have been volatile. The market price of AMLH's Common Stock is likely to continue to be highly volatile. If revenue or earnings are less than expected for any quarter, the market price of AMLH's Common Stock could significantly decline, whether or not the decline in AMLH's consolidated revenue or earnings is reflective of any long-term problems with the AMLH's business. Other factors such as AMLH's issued and outstanding Common Stock becoming eligible for sale under Rule 144, terms of any equity and/or debt financing, and market conditions could have a significant impact on the future price of AMLH's Common Stock and could have a depressive effect on the then market price of the Common Stock.

ACTIVE TRADING MARKETS FOR AMLH'S COMMON STOCK MAY NOT DEVELOP. While the listing of AMLH's Common Stock was a condition to closing certain transactions, an active and liquid trading market for AMLH's Common Stock may not develop or be sustained. In addition, AMLH cannot predict the price at which AMLH's Common Stock will trade. Furthermore, as stated above AMLH Common Stock has been "de-listed" from trading on the OTC Bulletin Board which may adversely affect the development of an active trading market for AMLH's Common Stock and the price at with AMLH's Common Stock trades.

PENNY STOCK REGULATIONS AND RESTRICTIONS. The Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of June 30, 2004, the closing price of our Common Stock was less than $5.00 per share and therefore is a "penny stock" pursuant to the rules under the Securities Exchange Act of 1934, as amended. Such designation requires any broker or dealer selling such securities to disclose certain information concerning the transactions, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of brokers and dealers to sell our Common Stock and may adversely affect the ability of investors to sell their shares.

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

BECAUSE AMLH DEPENDS ON KEY PERSONNEL, THEIR LOSS COULD HARM ITS BUSINESS. AMLH's key personnel are Malcolm Wright, the Company's Chief Executive Officer and Chief financial Officer and a Director of the Company, and L. William ("Bill") Chiles, a Director of the Company. Competition in our industry for executive-level personnel and directors such as Messrs. Wright and Chiles is fierce and there can be no assurance that we will be able to motivate and retain them, or that we can do so on economically feasible terms. These key personnel would be difficult to replace. AMLH does not carry any insurance covering the loss of any of these key personnel.

WE HAVE A VERY LIMITED HISTORY OF OPERATIONS AND CONTINUING OPERATING LOSSES. Since AMLH's inception, we have engaged primarily in the development of vacation/resort properties, building travel club membership data bases, and recently, the designing, developing, building and implementing the technology in the primary business center, and assembly of our management team. We have incurred net operating losses since our inception. As of June 30, 2004, we had an accumulated deficit of $4,330,724. Such losses have resulted primarily from costs associated with general and administrative costs associated with our operations.

UNCERTAINTY OF FUTURE PROFITABILITY. We have incurred losses since our inception and continue to require additional capital to fund operations and capacity and facilities upgrades. Our fixed commitments, including salaries and fees for current employees and consultants, equipment rental, and other contractual commitments, are substantial and will increase if additional agreements are entered into and additional personnel are retained. We do not expect to generate a positive internal cash flow within the next twelve months. We will have to generate the necessary capital to operate our business by achieving break-even cash flow from operations and subsequent profitability, selling equity and/or debt securities and/or sale-lease back transactions of our equipment. Unless we are successful in our efforts to achieve break-even cash flow and subsequent profitability and raise capital through sales of securities and/or entering into a sale-lease back transaction, we believe we may not be able to continue operations. We have put a plan into effect aimed at achieving profitability late in the fiscal year 2005; however, there can be no assurances that the Company will be able to successfully achieve the plan.

UNCERTAIN ABILITY TO MEET CAPITAL NEEDS. The Company needs an aggregate of $96,400,000 for continuing operations consisting of $95,000,000 for TDSR for the construction and development phase, $150,000 for ATMG, $250,000 for ALMT, and $1,000,000 for HTSI. We also estimate that AWT's TraveLeaders (if acquired) will require additional working capital. Company successfully closed on two new credit facilities of $3,000,000 and $1,000,000 with Stanford. In anticipation of closing Stanford had advanced the Company the approximate amount of $2,800,000 as of June 30, 2004. The Company will use $2,800,000 of the credit facilities towards the acquisition of AWT, $1,000,000 to acquire assets for CLM, and $200,000 for the Company's overhead. The Company estimates that it will need an additional $200,000 to complete the acquisition of AWT and an additional $750,000 for CLM for working capital. If additional funds are raised by issuing equity securities and/or debt convertible into equity, further dilution to existing stockholders will result. Future investors may be granted rights superior to those of existing stockholders. At this time, the Company does not have any commitments for additional financing either from its officers, directors and affiliates or otherwise. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient, whether from the Company's financial markets or working capital commitments from Stanford, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to us on acceptable terms, we will have to delay, curtail or scale back some or all of our operations, including our planned expansion.

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

COST AND PRICE INCREASES. Only a few of our contracts allow us to increase our service fees if and to the extent certain cost or price indices increase; however, most of our significant contracts do not contain such provisions. Some contracts require us to decrease our service fees if, among other things, we do not achieve certain performance objectives. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services.

CHANGING TECHNOLOGY. Our business is highly dependent on our computer and communications equipment and software capabilities. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to (i) expand our existing service offerings; (ii) achieve cost efficiencies in our existing contact centers; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that our intended integration of automated customer support capabilities will achieve intended cost reductions.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

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

The Company became a defendant in an action that was filed in Orange County, Florida. In June, 2001, Rock Investment Trust, P.L.C., a British limited liability company, and RIT, L.C., a related Florida limited liability company (collectively the "Plaintiff") filed suit against Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc. (collectively the "Defendant"), seeking either the return of an alleged $500,000 investment or ownership interest in one or more of the defendant entities equivalent to the alleged investment amount. Defendants have denied all claims and have counterclaimed against Rock Investment Trust and its principal, Roger Smee, seeking damages in excess of $10 million. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remains to be done, based on the status of the record developed thus far, the Company's counsel believes that Rock Investment Trust's and RIT's claims are without merit and that the counterclaim will be successful.

The Company has become aware of a lawsuit, filed in March 2004, by Manuel Sanchez and Luis Vanegas against American Leisure Holdings, Inc. various subsidiaries and various officers alleging claims of federal and state securities fraud breach of their employment contracts and related stock purchase agreements, and fraudulent inducement. The Company was subsequently served with this lawsuit. AMLH intends to vigorously defend the lawsuit. The plaintiffs are seeking an aggregate amount of damages of approximately $5,310,000. The Company does not believe that the claims have any merit.
The Court has ruled in favor of the Company in recent court proceedings seeking to dismiss the complaint of the Plaintiff.

In February 2003, American Leisure Inc., and Malcolm Wright were joined in a third party lawsuit filed in the Circuit Court of Cook County Illinois as Howard Warren v. Travelbyus, Inc. William Kerby, David Doerge, DCM/ Funding III, LLC, Balis Lewittes and Coleman, Inc. under a theory of joint venture liability with the defendants. The plaintiff claims losses of $1.5 million from an alleged breach of a promissory note as well as punitive damages for willful and gross negligence. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remains to be done, based on the status of the record developed thus far, the Company believes that the claims are without merit. The Company has instructed its legal counsel to defend the allegations.

In early May, 2004, AWT, an unrelated company which was then and is now a target for acquisition by the Company, filed a suit with the clerk of the Miami-Dade Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and sought relief that includes monetary damages and termination of the contracts. The Company was granted leave to intervene as a plaintiff in the original lawsuit filed against Seamless. On June 28, 2004, the above named defendants brought suit against AWT as well as the Company in a suit named Seamless Technologies, Inc. et al vs. Keith St. Clair et al. This suit alleges that AWT has breached the contracts and also that the Company and its chief executive officer were complicit with certain officers and directors of AWT in securing ownership of certain assets for the Company that are alleged to have been a business opportunity for AWT. In a related matter, the attorneys for Seamless brought another action entitled Peter Hairston vs. Keith St. Clair et al. This suit parrots the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against the Company includes monetary damages and litigation costs. All three suits have been brought to the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The Company has retained legal counsel regarding these matters. The Company intends to vigorously support the original lawsuit filed against Seamless and defend the counterclaim and allegations against the Company.

ITEM 2.  CHANGES IN SECURITIES

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

(c) In March 2004, the Company issued 340,000 shares Common Stock which were not registered under Securities Act of 1933, as amended (the "Act") to GCD Acquisition Corp. as partial consideration for the purchase of $22,600,000 secured notes. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

In March 2004, the Company issued warrants to purchase an aggregate of 600,000 shares of the Company's Common Stock at an exercise price of $.001 per share of Common Stock and an aggregate of 1,350,000 shares of the Company's Common Stock at an exercise price of $2.96 per share (or an aggregate of 1,950,000 warrants to purchase 1,950,000 shares of the Company's Common Stock at an average conversion price of $2.05 per share) at anytime prior to December 31, 2008, to Stanford (and individuals related to Stanford) as consideration for providing a $6,000,000 line of credit to the Company and to Arvimex, Inc. for Arvimex releasing various of its security to Stanford. The exercise price of the warrants received by Stanford (and individuals related to Stanford) to purchase shares of Common Stock at $2.96 per share was subsequently reduced to $.001 per share. Neither the warrants nor the underlying Common Stock was registered under the Act. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company. The company has paid a fee of $100,000 to a third party agent as an introductory fee.

In March 2004, the Company issued warrants to Bill Chiles, a Director of the Company, to purchase 168,672 shares of the Company's Common Stock at an exercise price of $2.96 per share of Common Stock. Also in March 2004, the Company issued warrants to Malcolm Wright, the Company's Chief Executive Officer, Chief Financial Officer, and a Director of the Company, to purchase 347,860 shares of the Company's Common Stock at an exercise price of $2.96 per share of Common Stock. The exercise price of the warrants was subsequently reduced to $1.02 per share of Common Stock. Neither the warrants nor the underlying Common Stock was registered under the Act. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

In April 2004, the Company issued 24,101 shares of Series E Convertible Preferred Stock, par value $0.001 per share to Shadmore Trust in consideration for the acquisition of 907,877 shares of preferred stock (Series A) of Around The World Travel, Inc. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company. Each share of Series E Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into a maximum of six point six, six, six (6.666) fully paid and non-assessable shares of Common Stock (the "Conversion Rate") at a minimum of $15 per share of Common Stock. In the event of a liquidation of the Company, the conversion rights will terminate at the close of business on the first full day preceding the date fixed for the payment of any amounts distributable on liquidation to the holders of Series E Convertible Preferred Stock.

In May 2004, the Company issued an aggregate of 600,000 shares of Common Stock that were not registered under the Act to Stanford (and individuals related to Stanford) upon their exercise of warrants to purchase such shares at an exercise price of $.001 per share (or an aggregate of $600). The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

Effective June 2004, the Company issued warrants to purchase an aggregate of 500,000 shares of the Company's Common Stock at an exercise price of $5.00 per share of Common Stock at anytime during the next five years, to Stanford
(and individuals related to Stanford) as consideration for providing a $3,000,000 and a $1,000,000 (or an aggregate $4,000,000) credit facility to the Company. Neither the warrants nor the underlying Common Stock was registered under the Act. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company. The Company has paid a fee of $75,000 to a third party agent as an introductory fee.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In June, 2004, the holders of Series C Preferred Stock, via signed written consented to action without a meeting pursuant to Nevada law, approved an amendment to the designation of their Series C Preferred Stock to eliminate any obligation of the Company to redeem the Series C Preferred Stock. Of the 27,189 shares of Series C Preferred Stock eligible to vote, shareholders representing 23,850 shares (87.7%) of Series C Preferred Stock gave their signed, written consent to action.

ITEM 5.  OTHER INFORMATION

Related Party Transactions
--------------------------

As of June 30, 2004, the Company owed approximately $1,105,401 of demand notes payable to related parties most of which bear interest at a rate of 12% per annum. Although $911,586 is currently due and payable upon demand, the related parties have chosen to "roll-over" the notes until such future time as the Company has resources adequate to satisfy such demand payments. As of June 30, 2004, the Company owed $193,815 of the demand notes payable to related parties to Bill Chiles, a Director of the Company. The amount owed to Mr. Chiles bears interest at a rate of 10% per annum.

As of June 30, 2004, shareholder advances were $643,692. Shareholder advances are currently due and payable upon demand and bear interest at a rate of 12% per annum. As of June 30, 2004, Malcolm Wright, the Company's Chief Executive Officer, Chief Financial Officer, and a Director of the Company advanced $146,216 of shareholder advances to the Company.

The Company accrued salaries payable to Malcolm Wright in the amount of $250,000 per year. As of June 30, 2004, the amount of salaries payable accrued to Mr. Wright was $625,000. The accrued salaries bear interest at a rate of 12% per annum.

The Company accrues salaries to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. During the quarter covered by this Report, the Company paid $12,000 to two (2) directors.

Malcolm Wright, the Company's Chief Executive Officer, Chief Financial Officer and a Director of the Company, and Bill Chiles, a Director of the Company, have personally guaranteed a significant amount of the AMLH's indebtedness. In March 2004 and effective June 14, 2002, the Company entered into an agreement with Malcolm Wright and Bill Chiles whereby the Company has agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of AMLH's indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles makes a personal guarantee for the benefit of AMLH in conjunction with third party financing, and Mr. Wright or Mr. Chiles elects to provide such guarantee, then in that event Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to three per cent (3%) of the total original indebtedness and two per cent (2%) of any collateral posted as security. The fee shall be paid by the issuance of warrants to purchase AMLH's Common Stock at a fixed strike price of $1.02 per share, as amended, when the debt is incurred. In March 2004, the Company issued warrants to Mr. Chiles to purchase 168,672 shares of the Company's Common Stock at an exercise price of $2.96 per share, which was subsequently reduced to $1.02 per share, of Common Stock. In March 2004, the Company issued warrants to Malcolm Wright to purchase 347,860 shares of the Company's Common Stock at an exercise price of $2.96 per share, which was subsequently reduced to $1.02 per share, of Common Stock.

As a direct consequence of the guarantees issued by Mr. Chiles and Mr. Wright for the $6,000,000 credit facility, and, the re-pricing of the $2.96 warrants issued to Stanford (and individuals related to Stanford), the exercise price of the warrants issued to Mr. Wright and Mr. Chiles was reduced from $2.96 to $1.02 per warrant share of Common Stock.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 TDSR entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through June 30, 2004 the fee amounted to $53,163.

Malcolm Wright and members of his family are the majority shareholders of Xpress Ltd. ("Xpress"). On November 3, 2003 TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR to European buyers. This agreement provides for a fee in the amount of 3% of the total sales prices received by TDSR. During the period since the contract was entered into and ended June 30, 2004 the total European sales amounted to approximately $93,500,000. As a result of the sales, TDSR is obligated to pay Xpress a fee of $2,804,428.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description

     4.1     Amended and Restated Certificate of Designation
             of Series E Convertible Preferred Stock              (1)

     4.2     Certificate of Designation of Series E
             Convertible Preferred Stock                          (2)

    10.1     Credit Agreement for $1,000,000 Credit Facility      (3)

    10.2     Credit Agreement for $3,000,000 Credit Facility      (3)

    10.3     Instrument of Warrant Repricing                      (3)

    10.4     Warrants Purchase Agreement for 500,000 Shares       (3)

    10.5     Registration Rights Agreement dated
             June 17, 2004                                        (3)

    10.6     Development Agreement with ALRG                        *

      31     Certificate  of  the  Chief  Executive  Officer
             and  Chief  Financial  Officer  pursuant  to
             Section  302  of  the  Sarbanes-Oxley  Act  of  2002   *

      32     Certificate  of  the  Chief  Executive  Officer
             and  Chief  Financial  Officer  pursuant  to
             Section  906  of  the  Sarbanes-Oxley  Act  of  2002   *

    99.2     Press  Release  dated  August  3,  2004              (3)

    99.3     Letter  dated  August  3,  2004  from  the  Company
             to  the  shareholders  of  AWT                       (3)

(1) Filed as Exhibit 3.1 to both the report of Form 8-K filed on August 5, 2004, and the report of Form 8-K/A filed on August 6, 2004, and incorporated herein by reference.

(2) Filed as an Exhibit 1 to report on Form 8-K filed on April 12, 2004, and incorporated herein by reference.

(3)  Filed  as  Exhibits  10.1,  10.2,  10.3,  10.4,  10.5,  99.1,  and  99.2,
     respectively, to both the report on Form 8-K filed on August 5, 2004, and the report of Form 8-K/A filed on August 6, 2004, and incorporated herein by reference.

(4) Filed as 99.11, 99.12 and 99.13, respectively, to the report of Form 10-QSB filed on May 25, 2004.

(5) Filed as Exhibits 99.1 and 99.2, respectively, to report on Form 8-K filed on April 6, 2004, and incorporated herein by reference.

*    Filed  Herein.

b)     Reports on Form 8-K

     The Company filed the following four (4) reports on Form 8-K during the quarter for which this report is being filed:

(1) Form 8-K filed on April 1, to report the acquisition of a $6,000,000 line of credit.

(2) Form 8-K filed on April 6, to report the purchase of $22,600,000 of senior, secured notes (the "Galileo Notes").

(3),(4) Two Forms 8-K filed on April 12, to report the designation of 50,000 shares of Series E Convertible Preferred Stock, par value $0.001 per share.

      The Company filed the following four (4) reports on Form 8-K subsequent to the quarter for which this report is being filed:

(5) Form 8-K filed on August 5, 2004, to report the closing of the $4,000,000 Credit Facility with Stanford, the re-pricing of the $2.96 Warrants, the issuance of 500,000 warrants to Stanford that bear a strike price of $5.00 per warrant share, a press release about said closing, a letter to be sent to the shareholders of Around The World Travel, Inc.; and an amendment and restatement of the Certificate of Designation of the Series C Preferred Stock.

(6) Form 8-K/A filed on August 6, 2004, to report a minor change in the letter to the shareholders of Around The World Travel, Inc.

(7) Form 8-K/A filed on August 18, 2004, to amend the Form 8-K filed on May 23, 2004, regarding changes in the Company's certifying accountant that occurred during 2002.

(8) Form 8-K filed on August 18, 2004, to report a change in the Company's certifying accountant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMERICAN LEISURE HOLDINGS, INC.
                                  (Registrant)


Date: August 20, 2004        By: /S/ Malcolm J. Wright
                                ----------------------
                                   Malcolm J. Wright
                                   Chief Executive Officer, and
                                   Chief Financial Officer

EXHIBIT 10.6

                    AMERICAN LEISURE REAL ESTATE GROUP, INC.

                 2015 RESTON RD., SUITE 2211- ORLANDO, FL 32837
                         407 251-2240  FAX 407 251-8455


                              DEVELOPMENT AGREEMENT


Date:          November  3,  2003

Project:     Tierra  del  Sol  Resort,  Polk  County,  FL

Client:          Sunstone  Golf  Resort,  Inc.
          Orlando,  Florida


SCOPE  OF  WORK:
----------------

American Leisure Real Estate Group, Inc. ("ALREG") shall provide development services for the above referenced project ("Project") as follows:


DESIGN  &  SITE  APPROVAL  PROCESS
----------------------------------

As pertains to the design of the Project and the obtaining of all permits and appropriate governmental approvals, ALREG shall do the following:

a. Recommend for hire, assist and supervise the various professionals associated with the design of the Project and the contemplated units to be constructed including but not limited to the civil engineer, architect, landscape architect and providers of third party reports.

b. Cause to be presented to the Client, until the Client gives its final approval, a site plan, clubhouse plan, amenities plan and construction plans for the units to be offered for sale.

c. Assist and supervise the completion of the site approval process so that the Project receives all necessary permits to commence construction of the contemplated Project.


SALES  &  MARKETING
-------------------

As pertains to the sales and marketing of the units offered for purchase in the Project, ALREG shall do the following:

a. Recommend for hire, assist and supervise the various professionals associated with the marketing of the Project and production of marketing materials.

b. Hire and supervise a sales team to work with other brokers and to conduct in-house sales programs until all units have been sold.

ALREG  Agreement
November  3,  2003
Page  2  of  3


CONSTRUCTION  MANAGEMENT
------------------------

Provide construction management services as directed by the client, including but not limited to:
-     planning  and  scheduling,
-     develop  and  maintain  action  list  of  issues  requiring  attention,
- coordinate efforts between designers, contractors, building authorities, and other involved parties,
- schedule and run coordination meetings during the design and construction phase,
-     provide  estimating  services  as  needed,
-     make  recommendations  related  to  agreements  with  other  parties,
- make periodic visits to the site to review progress, bring any observed defects to the clients attention,
- review and comment on any claims or change order requests by other parties,
-     review  design  documents  for  contractibility,  and
-     provide  value  engineering  recommendations.


COMPENSATION
------------

1)     Fees:

a) ALREG shall be paid a fee for the above services which shall be an amount equivalent to FOUR PERCENT (4%) of the total costs of the Project with the fees deemed earned and payable at the time of payment of the costs paid by either ALRG or the Client.

b) All reasonable operating expenses for ALREG, shall be the responsibility and the expense of Client.

2) Terms: ALREG will invoice by the 15th of each month for all fees earned in the previous calendar month. All fees are due and payable within 10 days of receipt of invoice. Any amount not paid after 30 days of receipt of invoice will accrue interest at a rate of 1.5% per month.

3)     Reimbursable  Expenses
     The  Client  shall pay directly or reimburse ALREG for all costs associated
with the design, site        approval process, sales and marketing including the
following:

1. All third party costs, third party professionals, all sales and marketing materials, sales center materials and operating costs, all payments and commissions to brokers and sales agents and all travel and entertainment associated with sales and marketing. ALREG shall present a monthly budget to Client scheduling projected third party costs and shall be subject to Client's approval.

2. Any travel and entertainment mandated by the Client shall be reimbursed; however, travel and entertainment in ALREG's normal course of business to fulfill the requirements of this Agreement shall not be reimbursable.

ALREG  Agreement
November  3,  2003
Page  3  of  3


3. Any additional services related to litigation or dispute resolution, including but not limited to: depositions, testimony, producing discovery documents, or any other efforts related to dispute resolution involving the Client and another party(s) shall be reimbursed to ALREG at a rate of $150.00 per ALREG man-hour spent and shall not be subject to any not to exceed price when ALREG is compelled to be involved.

EXCLUSIONS:
-----------

ALREG shall not be held responsible for the performance of any other party, including but not limited to consultants, designers, engineers, architects, suppliers, and contractors, however, ALREG shall promptly advise the Client of any known defects in the design or construction.

MISCELLANEOUS:
--------------

a. The Client will indemnify and hold harmless ALREG and its agents and its employees from and against any and all claims, damages, losses, and expenses including attorney fees arising out of or resulting from vicarious liability imposed upon ALREG by operation of law or by contract from the intentional act or negligent performance of any duty or contract obligation owed by the Client, its clients, contractors, architects, engineers, consultants, suppliers, or subcontractors.

b. Statements made in reports are opinions based upon judgment and are not to be construed as representations of fact. Should ALREG or any of its employees be found to be negligent in the performance of its work, or to have made and breached any expressed or implied warranty, representation, or contract, the client and all parties claiming through the Client agree that the maximum aggregate amount of liability of ALREG, its officers, employees, agents shall be limited to $1,000. All claims, disputes and other matters in question between the parties to this agreement, arising out of or related to this agreement or breach thereof, shall be decided by Arbitration in accordance with the Construction Industry Arbitration Rules of the American Arbitration Association. No arbitration arising out of or relating to this agreement shall include by consolidation, joinder or in any other manner, any additional person not a party to this agreement, except by written consent of all parties. The award rendered by the arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any court having jurisdiction thereof. Attorney' fees and arbitration costs shall be awarded to the prevailing party.

c. Nothing contained in this agreement/proposal shall create a contractual relationship with or a cause of action in favor of a third party against ALREG or the Client. This agreement shall be governed by the law in Orange County, Florida.

d. Neither Party may materially obligate the other to any performance, agreement or financial obligation without the express written consent of the other Party.


Developer:                                            Client:
American  Leisure  Real  Estate  Group, Inc.          Sunstone Golf Resort, Inc.


By:______________________________          By:___________________________
Steve  Parker                              Malcolm  Wright
President                                  President

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

Date:  August  20,  2004
                                   By:  /s/Malcolm  J.  Wright
                                      ------------------------
                                      Malcolm  J.  Wright,
                                      Chief  Executive  Officer,  and
                                      Chief  Financial  Officer

Exhibit 32


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Malcolm J. Wright, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of American Leisure Holdings, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of American Leisure Holdings, Inc.


                                     By:/s/Malcolm J. Wright
                                        --------------------
                                     Malcolm J. Wright
                                     Chief Executive Officer, and
                                     Chief Financial Officer

August 20, 2004