Form 10QSB
period 2004-09-30
AMERICAN LEISURE HOLDINGS INC
filed 2004-11-22
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

As of November 19, 2004, 13,706,674 shares of Common Stock of the issuer were outstanding, of which 3,791,700 shares are treasury stock.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2004
  and December 31, 2003                                                 F-1

Condensed Consolidated Statements of Operations for the nine and
  three months ended September 30, 2004 and 2003                        F-2

     Condensed Consolidated Statements of Cash Flows for the nine
       months ended September 30, 2004 and 2003                         F-3

Notes to Interim Condensed Consolidated Financial Statements            F-4


                          AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                               ASSETS
                                                                         September 30,  December 31,
                                                                             2004          2003
                                                                         ------------  ------------
                                                                           Unaudited       Audited
CURRENT ASSETS:
    Cash                                                                 $ 2,835,641   $   734,852
    Accounts receivable                                                      938,050     2,148,134
    Advances receivable                                                      134,685             -
    Prepaid expenses and other                                               104,530        40,867
                                                                         ------------  ------------
             Total Current Assets                                          4,012,906     2,923,853
                                                                         ------------  ------------

PROPERTY AND EQUIPMENT, NET, at cost                                       2,732,697     3,192,878
                                                                         ------------  ------------

LAND HELD FOR DEVELOPMENT                                                 17,257,034    15,323,627
                                                                         ------------  ------------

OTHER ASSETS

     Prepaid broker commission                                             5,821,488             -
     Prepaid sales and marketing fees - related party                      3,643,215
     Deferred financing costs                                              2,342,881
     Investment and advances to AWT                                       13,069,908       654,386
    1913 Mercedes Benz                                                       500,000       500,000
    Goodwill                                                               1,840,001     1,840,001
    Other                                                                  3,464,869       941,730
                                                                         ------------  ------------
             Total Other Assets                                           30,682,362     3,936,117
                                                                         ------------  ------------

TOTAL ASSETS                                                             $54,684,999   $25,376,475
                                                                         ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable              $ 9,216,465   $ 4,699,201
     Current maturities of notes payable-related parties                   1,193,902       741,760
     Accounts payable and accrued expenses                                 2,183,349     1,787,699
    Accrued expenses - related parties                                     2,866,000       500,000
     Deposits and other                                                       24,752             -
     Shareholder advances                                                    298,658     1,030,883
                                                                         ------------  ------------
             Total Current Liabilities                                    15,783,126     8,759,543

Commitments and contingencies

Minority liability                                                                 -       510,348

Long-term debt and notes payable                                          17,466,550     8,268,222
Notes payable-related parties                                                595,771     1,675,000
Deposits                                                                  12,459,921             -
Mandatorily redeemable preferred stock, 28,000 shares authorized;
    $.01 par value; 27,189 Series "C" shares issued and outstanding at
       September 30, 2004 and December 31, 2003                                    -     2,718,900
                                                                         ------------  ------------

             Total liabilities                                            46,305,368    21,932,013
                                                                         ------------  ------------

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       880,000 Series "A" shares issued and outstanding at
       September 30, 2004 and December 31, 2003                                8,800         8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,500 Series "B" shares issued and outstanding at
       September 30, 2004 and December 31, 2003                                   25            25
     Preferred stock; 28,000 shares authorized; $.01 par value;
       27,189 Series "C" shares issued and outstanding at
       September 30, 2004 and December 31, 2003                                  272             -
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at
       September 30, 2004                                                         24
     Capital stock, $.001 par value; 100,000,000 shares authorized;
       9,878,983 and 7,488,983 shares issued and outstanding at
       September 30, 2004 and December 31, 2003                                9,779         7,489
     Additional paid-in capital                                           13,882,243     6,166,488
     Accumulated (deficit)                                                (5,521,512)   (2,738,340)
                                                                         ------------  ------------
             Total Stockholders' Equity                                    8,379,631     3,444,462
                                                                         ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $54,684,999   $25,376,475
                                                                         ============  ============


                           AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Nine Months    Nine Months  Three Months  Three Months
                                                 Ended          Ended        Ended         Ended
                                                 September 30,  September 3  September 30, September 30,
                                                 2004           2003         2004          2003
                                                 ------------  ------------  -----------  -----------
                                                   UNAUDITED     UNAUDITED     UNAUDITED    UNAUDITED
REVENUES                                          $ 3,701,469   $   199,647   $1,356,522   $  164,457
COST OF SALES                                               -             -            -            -
                                                 ------------  ------------  -----------  -----------

Gross margin                                        3,701,469       199,647    1,356,522      164,457
                                                 ------------  ------------  -----------  -----------

EXPENSES:
    Depreciation and amortization                     679,543       305,349      236,551      130,061
    Impairment loss                                         -             -            -            -
    General and administrative expenses             5,980,007     1,372,904    2,005,252      629,357
                                                 ------------  ------------  -----------  -----------

TOTAL OPERATING EXPENSES                            6,659,550     1,678,253    2,241,803      759,418
                                                 ------------  ------------  -----------  -----------

LOSS FROM  OPERATIONS BEFORE MINORITY INTERESTS    (2,958,081)   (1,478,606)    (885,281)    (594,961)
                                                 ------------

Minority interests                                     510,348             -       26,062           -
                                                 ------------  ------------  -----------  -----------


NET LOSS BEFORE INCOME TAXES                       (2,447,733)   (1,478,606)    (859,219)    (594,961)

PROVISIONS FOR INCOME TAXES                            (5,322)            -       (1,452)           -
                                                 ------------  ------------  -----------  -----------

NET LOSS                                          $(2,453,055)  $(1,478,606)  $ (860,671)  $ (594,961)
                                                 ============  ============  ===========  ===========

NET LOSS PER SHARE:
      BASIC AND DILUTED                           $     (0.30)  $     (0.22)  $    (0.09)  $    (0.09)
                                                 ============  ============  ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             8,211,027     6,626,873    9,103,983    6,638,983
                                                 ============  ============  ===========  ===========


                                AMERICAN LEISURE HOLDINGS, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine Months   Nine Months
                                                                     Ended         Ended
                                                                     September 30, September 30,
                                                                     2004          2003
                                                                     ------------  ------------
                                                                      UNAUDITED      UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $(2,783,172)  $(1,478,606)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                679,543       305,349
             Loans on disposal of assets                                  113,529
             Gain on disposal of assets                                   (15,614)            -
          Changes in assets and liabilities:
             Decrease in receivables                                    1,135,084       (76,688)
             (Increase) in advances receivable                           (134,685)     (392,846)
             (Increase) in prepaid and other assets                       (63,663)       25,089
             (Increase) in deposits and other                          (8,525,234)      (31,455)
             Increase in accounts payable and accrued expenses          2,761,650       143,212
             Increase in deposits and other                            12,484,673             -
                                                                     ------------  ------------
             Net cash used in operating activities                      5,852,228    (1,505,945)
                                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Investment) in non-marketable securities                            (5,250)            -
      (Increase) in investment in non-consolidated subsidiaries                 -             -
      (Increase) in notes receivable                                   (3,786,218)            -
      Capitalization of real estate carrying costs                     (5,576,622)   (1,907,983)
     Acquisition of fixed assets                                         (358,953)     (464,827)
                                                                     ------------  ------------
             Net cash used in investing activities                     (9,727,043)   (2,372,810)
                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                        7,017,252     4,422,208
     Proceeds from notes payable-related parties                         (627,087)     (446,656)
     Proceeds from shareholder advances                                  (416,511)      242,365
                                                                     ------------  ------------
     Proceeds from sale of securities                                       1,950             -
                                                                     ------------  ------------
             Net cash provided by financing activities                  5,975,604     4,217,917
                                                                     ------------  ------------

             Net Increase (decrease) in Cash                            2,100,789       339,162

CASH AT BEGINNING PERIOD                                                  734,852        50,499
                                                                     ------------  ------------

CASH AT END OF PERIOD                                                 $ 2,835,641   $   389,661
                                                                     ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                           $   432,308   $   180,000
                                                                     ============  ============
     Cash paid for income taxes                                       $         -   $         -
                                                                     ============  ============

NON-CASH TRANSACTION
     Stock issued in exchange for assets                              $         -   $ 2,850,000
                                                                     ============  ============
     Stock issued in exchange for senior, secured notes               $ 5,170,000   $         -
                                                                     ============  ============
     Preferred stock and debt issued for non-marketable securities    $ 4,108,440   $         -
                                                                     ============  ============

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2004

Note A - Presentation

The condensed balance sheets of the Company as of September 30, 2004, the related condensed consolidated statements of operations for the nine and three months ended September 30, 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine and three months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2003, Form 10-KSB and the Company's Forms 8K & 8-K/A filings.


NOTE B - REVENUE RECOGNITION

American Leisure recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time services are performed.


Note C - Property and equipment, net

At September 30, 2004, property and equipment consisted of the following:


                                                  Useful
                                                   Lives       Amount
                                                 ----------  ----------
Computer equipment                                      3-5  $  983,542
Automobiles                                               5      63,230
Furniture & fixtures                                    5-7      73,269
Leasehold improvements                                    5      29,729
Telecommunications equipment                              5   3,514,424
                                                             ----------
                                                              4,665,553

Less: accumulated depreciation and amortization               1,932,856
                                                             ----------
                                                             $2,732,697
                                                             ==========

Depreciation expense for the nine month period ended September 30, 2004 was $679,543.

NOTE D - LONG-TERM DEBT AND NOTES PAYABLE

1. New Credit Facilities

On June 17, 2004, American Leisure Holdings, Inc. (the "Company" or "American Leisure") entered into two new credit facilities (one for $1,000,000 and the other for $3,000,000) with Stanford Venture Capital Holdings, Inc. ("Stanford"). Both of these credit facilities were fully funded as of September 30, 2004.
The terms of these facilities and certain related transactions are described below.

$1,000,000 Credit Facility
--------------------------

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

$3,000,000 Credit Facility
--------------------------

The Company and Stanford have entered into a Credit Agreement dated as of June 17, 2004, pursuant to which the Company borrowed $3,000,000 from Stanford.

The proceeds of the loan were used by the Company to support the Company's proposed acquisition of Around The World Travel, Inc. and to pay expenses of the Company's travel division. Certain of the Company's travel division subsidiaries are co-borrowers.

The loan bears interest at 8% per annum, payable quarterly in arrears. The principal balance is due in one lump sum on April 22, 2007.

The loan is secured by the following:

(i) a lien on the stock owned by the Company in all of the co-borrowers except for American Leisure Corporation;

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

(iv) all of the other assets, property and rights of the Company's active travel division subsidiaries (excluding accounts receivable and the assets of CLM and Castlechart).

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

3. Modification of Certain Existing Warrants

In connection with the $1 and $3 million credit facilities, the Company agreed to modify the terms of certain warrants previously issued to Stanford and certain individuals affiliated with Stanford. These warrants, which were issued in December 2003, entitled the holders to purchase 1,350,000 shares of the Company's Common Stock at an exercise price of $2.96 per share. Under the terms of the amendment, the Company agreed to reduce the exercise price of the warrants to $.001 per share. No other terms of the warrants were changed. The modified warrants were valued at the market price at the date of modification (or June 17, 2004) and recorded as deferred financing costs, which is included in other assets. The deferred financing costs will be amortized over the life of the debt using the effective interest method.

Subsequent to September 30, 2004 and in connection with a new credit facility of $1,250,000, to be reported on Form 8-K in the next few days, the Company agreed to modify the terms of certain warrants previously issued to Stanford and certain individuals affiliated with Stanford. These warrants, which were issued in June 2004 (see 4, below), entitled the holders to purchase 500,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. Under the terms of the amendment, the Company agreed to reduce the exercise price of 100,000 of these warrants to $.001 per share. No other terms of these warrants were changed.

4. Issuance of New Warrants

As additional consideration for the $3 million credit facility, the Company issued warrants to purchase Common Stock of the Company to Stanford and certain of its affiliates. These warrants allow the holders to purchase 500,000 shares at an exercise price of $5.00 per share. The 500,000 warrants were valued using Black-Scholes. These warrants have a five-year term. As provided in 5, above, the Company agreed to reduce the exercise price of 100,000 of these warrants to $.001 per share. No other terms of these warrants were changed.

5. Grant of Registration Rights

In conjunction with the new credit facilities, the Company and Stanford entered into a Registration Rights Agreement pursuant to which the Company agreed to register the shares issuable to Stanford and its affiliates upon the conversion of the loans under the new credit facilities. The Company agreed to file a registration statement for this purpose with the Securities and Exchange Commission on or before August 15, 2004. In November 2004, the Company and Stanford agreed to extend the date by which the Company has to file the registration statement to March 31, 2005. If a registration statement is not filed by March 31, 2005, American Leisure will incur a penalty of 10% of the warrants issued for every 90 days the registration statement is not filed.

6. Acquisition of Galileo Loans

In March 2004, AMLH has acquired the Galileo loans from GCD Acquisition Corp. ("GCD") Under the terms of this agreement, AMLH has assumed GCD's obligations under a $5.0 million promissory note, which GCD made when it acquired the Galileo loans. Additionally, AMLH paid GCD other consideration in the form of common stock in AMLH valued at $170,000.

The assets acquired were in the form of senior, secured notes owed by Around The World Travel, Inc., a Florida Corporation, ("AWT" or TraveLeaders) in the amount of $22,600,000. AMLH acquired the assets from GCD for $1,170,000, which was paid via the issuance of 340,000 restricted shares of common stock of AMLH at $5.00 per share. The Company booked the transaction at the market price of the Common Stock which was $170,000 at the date of issuance and not at the agreed value of The transaction between the parties. In addition, AMLH gave the seller various indemnities and agreed to assume the seller's liability for, among other things, the responsibilities of GCD to service the purchase money financing for the assets as defined in a certain promissory note dated February 23, 2004, wherein the Maker is AWT and the Payee is CNG Hotels, Ltd. in the amount of $5,000,000 that carries an interest rate of the 3 month LIBOR + 1% per annum. This note is to be serviced on an interest only basis every six months in arrears, until it reaches final maturity in February, 2009.

AMLH believes that its acquisition of the Galileo loans is ultimately in the best interests of the shareholders and creditors of TraveLeaders since these loans were in default and were secured by substantially all of the assets of TraveLeaders. AMLH believes that the loans can be used as part of a capital restructuring of TraveLeaders, which is fair and reasonable to all of TraveLeaders' shareholders and creditors.

7. $6,000,000 Credit Facility

In December 2003, the Company received a $6,000,000 loan credit facility from Stanford evidenced by a promissory note in the original principal balance of $6,000,000, with interest at the rate of 6% per annum, due on December 31, 2008, with conversion rights for common stock of the Company. Certain other material terms of the credit facility are set forth below:

Security:                The credit facility is secured by way of (i) a second
                         mortgage in favor of Stanford (Arvimex's assignee) on real estate located in Polk County, Florida, owned by Sunstone Golf Resort, Inc., a subsidiary of AMLH; (ii) a second mortgage in favor of Stanford on real estate located in Polk County, Florida, owned by Advantage
                         Professional Management Group, Inc., a subsidiary of
                         AMLH; (iii) a pledge by AMLH of all of its issued and outstanding capital stock of American Leisure Marketing
                         & Technology, Inc., a subsidiary of AMLH; (iv) a pledge from Castlechart Limited of all of its issued and outstanding capital stock of Caribbean Leisure
                         Marketing Limited, a subsidiary of AMLH; (v) a security interest in the equipment, fixtures and proceeds thereof of American Leisure Marketing & Technology,
                         Inc.; (vi) a security interest in all assets, property and rights of Caribbean Leisure Marketing Limited;
                         (vii) the issuance of warrants for 600,000 shares of AMLH Common Stock at an exercise price of $.001 per share, expiring on December 31, 2008; and (viii) the issuance of warrants for 1,350,000 shares of AMLH
                         Common Stock at an exercise price of $2.96 per share, expiring on December 31, 2008.

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

Registration Rights:     No later than 180 days following the closing of the
                         exercise of the warrants or conversion of the note, the Company shall file an SB-2 Registration Statement under the Securities Act covering all of the shares of common stock that may be received through the exercise of warrants and conversion of the note. In the event a filing is not made within 180 days of closing, the Company will issue Stanford, as a penalty, additional warrants equal to 10% of the warrants originally issued for every quarter the filing is not made. The costs of the registration statement shall be covered by the Company. In November 2004, the Company and Stanford agreed to extend the date by which the Company has to file the registration statement to March 31, 2005. If a registration statement is not filed by March 31, 2005, American Leisure will incur a penalty of 10% of the warrants issued for every 90 days the registration statement is not filed.

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
                                         =========

Roger C. Maddock beneficially owns more than 10% of the Company's common stock and he is the majority owner of Azure, Ltd.

The long-term portion of notes payable of $595,771 is owed to the minority shareholders of Hickory Travel Systems, Inc., a subsidiary of the Company. $208,561 of such amount is owed to L. William Chiles, a Director of the Company.

The majority of notes payable to related parties bear interest at a rate of 12% per annum.


Note F - STOCKHOLDERS EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK

Common Stock and Mandatory Redeemable Preferred Stock

In March 2004, we issued 340,000 shares of restricted Common Stock in connection with the acquisition of the senior, secured debt of AWT.

As reported in an earlier filing, the Company granted to Stanford, and to certain individuals associated with Stanford, warrants to purchase an aggregate of 600,000 shares of the Company's Common Stock at $.001 per share. These warrants were issued as a cost paid by the Company for the issuance of the $6,000,000 credit facility in December, 2003. During the month of April, 2004, all 600,000 warrants were exercised which resulted in the issuance of 600,000 shares of Common Stock.

As provided above, the Company granted Stanford, and certain individuals associated with Stanford, a reduction in the price of 1,350,000 warrants to purchase an aggregate of 1,350,000 shares of the Company's Common Stock from $2.96 to $.001 per share. These reductions in the exercise price of the warrants were issued as a cost paid by the Company for the receipt of the $3,000,000 credit facility in June 2004. During the month of August, 2004, all 1,350,000 warrants were exercised which resulted in the issuance of an additional 1,350,000 shares of Common Stock.

Preferred Stock

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:


                                                              Annual
                               Total Series  Stated           Dividends   Conversion
                               Authorized    Value   Voting   per Share   Rate
                              ----------  ---------  -------  ---------  ------------
Series A                      1,000,000   $ 10.00    Yes      0.12       10 shares
                                                                         of common
                                                                         per share
                                                                         of Series A

Series B                        100,000   $100.00    Yes      0.12       Liquidation
                                                                         value
                                                                         divided by
                                                                         market
                                                                         value but
                                                                         not less
                                                                         than 20:1
                                                                         nor more
                                                                         than 12.5:1

Series C(1)                      28,000   $100.00    Yes      0.04       Liquidation
                                                                         value
                                                                         divided by
                                                                         market
                                                                         value but
                                                                         not less
                                                                         than 20:1
                                                                         nor more
                                                                         than 12.5:1

Series E(2)                      50,000   $100.00    Yes      0.04       Liquidation
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


(1) Effective June 17, 2004, the Company amended the Certificate of Designation of the Series C, Preferred Stock. By permission of more than the required minimum percentage of the Class, the feature requiring the mandatory redemption of the Series C Preferred Stock by the Company was deleted. The Company previously reported the amendment on Form 8-K filed with the Commission on August 6, 2004.

(2) In April of 2004, the Company designated the Class E Preferred Stock. Its authorization was made expressly for the purpose of using said class as the currency of exchange for acquisitions such as for Around The World Travel, Inc. The Designation was previously reported on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on April 12, 2004. In summary, said class has a liquidation value of $100.00 per share and a strike price (for Common Stock) of a minimum of $15.00.

NOTE  G  -  RELATED  PARTY  TRANSACTIONS

The Company accrues salaries payable to Malcolm Wright in the amount of $250,000 per year. As of September 30, 2004, the amount of salaries payable accrued to Mr. Wright was $687,500.

The Company accrues directors' fees to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. During the quarter covered by this report, the Company paid $14,000 to two directors.

Malcolm Wright, the Company's CEO, and Bill Chiles, a director of the Company, have personally guaranteed part of the Company's long-term and short term debt in the aggregate amounts of $17,300,000 and $7,000,000, respectively. In March 2004 and effective June 14, 2002, the Company entered into an agreement with Mr. Wright and Mr. Chiles whereby the Company has agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of AMLH's indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles make a personal guarantee for the benefit of AMLH in conjunction with third-party financing, and Mr. Wright or Mr. Chiles elect to provide such guarantee, then Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to three per cent (3%) of the total original indebtedness and two per cent (2%) of any collateral posted as security. The fee shall be paid by the issuance of warrants to purchase AMLH's Common Stock at a fixed strike price of $1.02 per share, as amended, when the debt is incurred. In March 2004, the Company issued warrants to Mr. Chiles to purchase 168,672 shares of the Company's Common Stock at an exercise price of $2.96 per share, which was subsequently reduced to $1.02 per share of Common Stock. In March 2004, the Company issued warrants to Malcolm Wright to purchase 347,860 shares of the Company's Common Stock at an exercise price of $2.96 per share, which was also subsequently reduced to $1.02 per share of Common Stock.

As a direct consequence of the guarantees issued by Mr. Chiles and Mr. Wright for the $6,000,000 credit facility, and, the re-pricing of the $2.96 warrants issued to Stanford (and individuals related to Stanford), the exercise price of the warrants issued to Mr. Wright and Mr. Chiles was reduced from $2.96 to $1.02 per warrant share of Common Stock.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 TDSR entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through September 30, 2004 the fee amounted to $91,783.

Malcolm Wright and members of his family are the majority shareholders of Xpress Ltd. ("Xpress") a shareholder of the Company. On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR plus a marketing fee of 1.5%. During the period since the contract was entered into and ended September 30, 2004 the total sales amounted to approximately $139,000,000. As a result of the sales, TDSR is obligated to pay Xpress a total fee of $6,255,000. As of September 30, 2004. As of September 30, 2004, $1,402,214 has been paid to Xpress and a marketing fee of $2,241,000 was recorded in accrued expenses - related parties. The fees accrued represent 3% of the total fees per the contract. The remaining 3% will be paid at closing.

In February 2004, Xpress entered into Contracts with TDSR to purchase 32 Townhomes for $8,925,120 and paid a deposit of $892,512.

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

OVERVIEW

American Leisure Holdings, Inc. ("American Leisure," "AMLH" or "the Registrant"), through its subsidiaries, is a developer of vacation real estate. The Company has been re-designed and structured to own, control and direct a series of companies in the travel and tourism industries so that it can achieve significant vertical and horizontal integration in the sourcing of, and the delivery of, corporate and vacation travel services. During the fourth quarter of 2003, AMLH acquired HTS Holdings, Inc. and its subsidiaries ("HTS") to enter into the travel and tourism industry. In May 2004, AMLH acquired an option to purchase Around The World Holdings, LLC, the majority stockholder of "TraveLeaders", discussed below. The acquisition of TraveLeaders, coupled with the acquisition of HTS, will make AMLH both a brick-and-mortar and Internet-based travel distribution company.

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

The following three (3) subsidiaries are the Company's principal operating companies:

Tierra Del Sol Resort, Inc. ("TDSR")

TDSR completed the final planning stage of a 971-unit vacation destination resort in Orlando, Florida. The Company plans to construct the resort in two phases consisting of 418 units, a clubhouse and resort amenities ("Phase 1") and 553 units ("Phase 2"). TDSR estimates that the cost to complete the construction of Phase 1 will be $127 million, of which $17 million will be for horizontal construction, $23 million will be for the clubhouse and resort amenities, and $69 million will be for vertical construction on 418 units and $18m for other costs. The Company was expecting to fund the $17 million for horizontal construction via a Community Development District Bond ("CDD Bonds") placement. Due to the re-rating of these bonds in December 2003, the placement of these bonds and the development of the resort has been delayed while TDSR seeks to obtain conventional construction financing or possible placement of the CDD Bonds at more favorable rates. TDSR is currently negotiating with a banking institution for the provision of a $95,000,000 conventional construction loan. TDSR expects to receive a binding letter of commitment from the banking institution during the latter half of December 2004, with a closing during January 2005. TDSR is currently in negotiation with the same banking institution to underwrite the issue of approximately $20,000,000 of CDD Bonds. TDSR does not plan to begin construction of Phase 1 until it has a conventional construction loan and CDD Bonds in place, or an increased conventional construction loan for an aggregate of $112,000,000.

Presales of the vacation homes commenced on February 1, 2004. As of the date of this report, TDSR has executed pre-sale contracts for 267 Phase 1 units and 261 Phase 2 units (or an aggregate of 528 units). TDSR plans to sell the remainder of the Phase 1 units prior to starting vertical construction on those units.

TDSR is seeking a $95,000,000 construction loan net of CDD Bond financing of $17,000,000. The Company intends to continue to provide financial and guarantee support to TDSR for the development of the resort. Provided that TDSR obtains financing and receives its final permit from Polk County, Florida as planned, the Company intends to commence horizontal construction in January 2005 and vertical construction in March 2005 to deliver the first vacation investment properties in the Winter of 2005.

The Company refinanced the TDSR business operations in March of 2003 and repaid loans that it had borrowed since February 2000 at high rates of interest. As part of the refinancing, the Company obtained a $6,000,000 loan that the Company used to further develop the property by finalizing its revised planning, obtaining a permit for an increase from 799 to 971 vacation residences, and starting engineering work. TDSR will seek to refinance the $6,000,000 loan (the repayment of which is due on March 31, 2005) as part of a construction loan facility.

American Travel & Marketing Group, Inc. ("ATMG")

We believe that ATMG will generate significant travel business through the creation of clubs comprised of affinity-based travelers. ATMG has developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. We believe that AMTG is poised to secure a significant market share of the affinity-travel marketing segment. As the proprietor and manager of clubs it creates, ATMG anticipates substantial revenue from annual membership fees and commissions earned on the sale of travel services once the infrastructure has been finalized to communicate and sell to its affinity-based club databases. The value added to ATMG programs by being a part of the AMLH group of companies includes the sales opportunities to the corporate clients of HTS, the fulfillment capacity of the bulk buying power of HTS and the hotel/resort assets to be provided by AMLH through its resort division.

Hickory Travel Systems, Inc. ("HTS")

On October 1, 2003, American Leisure acquired controlling interest in HTS, the parent to, among other companies, Hickory Travel Systems, Inc., which will focus on the fulfillment of all of our companies' travel needs. The Company is currently beginning the integration of its various travel and marketing programs into the HTS system.

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

Historically, HTS has had seasonal losses during the first three quarters of each calendar year. HTS incurred a loss of $1,273,230 during the first three quarters of 2004. The Company estimates that HTS will realize net profit in the last quarter of 2004. The Company bases its estimates on previous trends as well as new business opportunities available to HTS such as HTS' ability to offer its members special prices on various products and services via HTS' desktop intranet as well as Voice over Internet Protocol ("VoIP") services. The Company's management is in the process of changing the HTS business model in an attempt to significantly reduce the amount of losses incurred during the first three quarters of future fiscal years.

The Company is currently planning the following acquisitions and business ventures:

Around The World Travel, Inc. ("AWT" or "TraveLeaders")

AWT does business as TraveLeaders, one of the largest US-based travel service distribution companies in North America. In March 2004, the Company began a process of acquiring AWT or AWT's assets. As of the date of this report, the Company has acquired the following: 1) senior secured notes of AWT in the total amount of $22,600,000, subject to $5,000,000 of liabilities (the "Galileo Loans"), in exchange for 340,000 restricted shares of the Company's Common Stock; 2) 907,877 shares of Series A Preferred Stock of AWT (constituting approximately 51% of the issued and outstanding shares of such preferred stock) in exchange for 24,101 shares of newly designated Series E Convertible Preferred Stock of the Company and a promissory note in the principal amount of $1,698,340; 3) an option to purchase Around The World Holdings, LLC, which owns approximately 62% of the issued and outstanding common stock of AWT; 4) approximately 5% of the minority interest common and preferred stock of AWT; and
5) options to purchase approximately 89% of the minority interests common stock and 93% of the minority interests preferred stock of AWT. The Company plans to complete the acquisition of AWT by virtue of the acquisition of the assets or by exercising the Corporations options to buy the common stock during December, 2004. The Company plans to complete the acquisition of AWT during December 2004 by either acquiring the assets or exercising the option to buy the common stock of Around The World Holdings, LLC.

The Company has estimated that TraveLeaders will require a total of approximately $5,000,000 of working capital during the period from March to December 2004. As of the date of this report, the Company has advanced TraveLeaders $4,200,000, which are secured by the collateral securing the Galileo Loans.

Antigua  -  Caribbean  Leisure  Marketing  Ltd.  ("CLM")

During September 2003, the Company agreed with Stanford to form CLM in Antigua, West Indies to acquire a call center, and the related assets (the "Antigua Call center") which was previously run by another Stanford portfolio company, Oak Holdings (Antigua) Ltd. ("Oak Holdings"), for $3,000,000. In connection with the acquisition, Stanford agreed to advance the Company $2,000,000 for its working capital and equipment needs and for the Company's call center in Coral Gables, Florida (the "Florida Call Center") as part of a $6,000,000, 5-year convertible loan. Once CLM has acquired and upgraded the Antigua Call Center, it will be linked to the Florida Call Center to take advantage of the technology available in the Florida Call center and run various inbound and outbound marketing campaigns for our group of companies and third parties. Stanford advanced an additional $1,000,000 as part of its $4,000,000, 3-year convertible loan for use in Antigua. American Leisure has made advances of $3,180,000 to Oak Holdings, Ltd. As of September 30, 2004. Oak Holdings, Ltd. Is an affiliate of Stanford Venture Capital Holdings, Inc.

Advantage  Professional  Management  Group,  Inc.  ("APMG")

On July 8, 2003, APMG received revised planning on its property to establish the property with TCX (town center) zoning. The Company has entered into a contract to sell APMG's property for $4,150,000 which it expects to close in December, 2004.

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

The Company believes that the terrorist attacks on September 11, 2001 in the United States, the continuing hostilities in the Middle East including the war in Iraq, and other world events have decreased the amount of vacation and corporate air travel by Americans but have not required the Company to materially change its business plan. There can be no assurances, however, that a long-term decrease in air travel or increase in anxiety regarding actual or possible future terrorist attacks, wars or other world events will not have a material adverse effect on the Company's future results of operations.

STRATEGY

Our current business model is based on four basic premises: Club Creation and Administration, Vacation Resort Real Estate, Vacation Ownership and Travel Services.

Club Creation and Administration
--------------------------------

We intend to promote and service both travel clubs and vacation clubs to derive membership dues revenue, travel commissions revenue and prospects for conversion of travel club members to vacation club members. To enhance membership benefits, we intend to affiliate with vacation exchange programs and provide finance to members.

Vacation Resort Real Estate
---------------------------

In addition to our future development of vacation resort assets, we intend to purchase additional vacation resort assets, particularly in the Caribbean and Florida resort areas where the demand for vacation property is strong during the majority of the year. Such resorts assets will likely include the following:

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

o    levels of consumer confidence;

o    the availability of financing;

o    overbuilding or decreases in demand;

o    interest rates, which have recently been on the rise in the United States;
     and

o our ability to identify and enter into agreements with strategic marketing partners.

A downturn in the economy in general or in the market for vacation resort properties could have a material adverse effect on our future business. In addition, we may not successfully execute our growth strategy, which includes the expansion of the number of vacation resorts we develop. Risks associated with such expansion include the following:

o    adequate financing;

o    actual construction costs in excess of original estimates;

o inability to complete construction, conversion or required legal registrations and approvals as scheduled;

o inability to control the timing, quality and completion of any construction activity;

o fluctuation of our quarterly results due to an increase or decrease in the number of vacation resort properties completed subject to "percentage of completion accounting," which requires that we recognize profit (if any) on projects on a pro rata basis as development is completed;

o    lack of market demand; and

o    declining values of our inventories.

Any of the foregoing risks could impede our planned expansion. There is no assurance that we will complete all of our planned expansion of our vacation properties or, if completed that such expansion will be profitable. Moreover, to successfully implement our growth strategy, we must integrate any newly acquired or developed resort property into our sales and marketing programs. During the start-up phase of a new resort or vacation resort project, we could experience lower operating margins at that project until its operations mature. The lower margins could be substantial and could negatively impact our cash flow. We cannot provide assurance that we will maintain or improve our operating margins as our projects achieve maturity, and any new resorts may reduce our overall operating margins.

Vacation Ownership
------------------

We intend to market vacation assets and vacation club memberships to the general public. We believe that the membership base of our vacation and travel clubs and the guests staying at our resort assets will provide an ongoing source of prospects for our vacation assets and vacation club membership sales. We expect that revenues from the sale of vacation assets and vacation club memberships will be a substantial component in our ability to finance future vacation asset developments and resort acquisitions.

Travel Services
---------------

We intend to capitalize on the travel requirements of the travel clubs and vacation clubs that we service to garner significant group purchasing, and Company and third party branding power. By actively focusing on the demand side coupled with having the structure to fulfill the travel requirements both at our resort assets and at other venues, we will seek to obtain seamless vertical and horizontal integration of services such that the traveler's entire range of needs can be fulfilled or provided by us.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

The Company acquired HTS during the fourth quarter of 2003. Prior to that, the Company had generated very little revenue since its inception. The significant increase in the Company's revenues and expenses is due to the acquisition of HTS.

The Company had revenues of $1,356,522 for the three months ended September 30, 2004, as compared to $164,457 for the three months ended September 30, 2003, which represents a 725% increase in revenues.

Total operating expenses increased $1,482,385 (or 195%) to $2,241,803 for the three months ended September 30, 2004, as compared to $759,418 for the three months ended September 30, 2003. The increase in total operating expenses was due to the following increases in depreciation and amortization and increases in general and administrative ("G&A") expenses. Depreciation and amortization increased $106,490 (or 82%) to $236,551 for the three months ended September 30, 2004, as compared to $130,061 for the three months ended September 30, 2003. Likewise, G&A expenses increased $1,375,895 (or 219%) to $2,005,252 for the three months ended September 30, 2004, as compared to $629,357 for the three months ended September 30, 2003.

Loss from operations before minority interests was $885,281 for the three months ended September 30, 2004, as compared to loss from operations before minority interests of $594,961 for the three months ended September 30, 2003. The increase in loss from operations before minority interests was directly attributable to the increases in depreciation and amortization and G&A expenses.

The Company had $26,062 attributable to minority interests for the three months ended September 30, 2004, as compared to $0 attributable to minority interests for the three months ended September 30, 2003.

Net loss before income taxes for the three months ended September 30, 2004 was $859,219 as compared to net loss before income taxes of $594,961 for the three months ended September 30, 2003. The increase in net loss before income taxes was directly attributable to the increases in depreciation and amortization and G&A expenses, which were offset by $26,062 attributable to minority interests.

The Company recorded a provision for income taxes of $(1,452) for the three months ended September 30, 2004, as compared to a provision for income taxes of $0 for the three months ended September 30, 2003.

The Company had net loss of $860,671 for the three months ended September 30, 2004, as compared to net loss of $594,961 for the three months ended September 30, 2003. The increase in net loss is primarily attributable to the operations of HTS. Historically, HTS has had seasonal losses during the first three quarters, and net profits during the fourth quarter, of each year.

Basic and diluted net loss per share was $0.09 for the three months ended September 30, 2004, as compared to basic and diluted net loss per share of $0.09 for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company had revenues of $3,701,469 for the nine months ended September 30, 2004, as compared to $199,647 for the nine months ended September 30, 2003, which represents a 1,754% increase in revenues. The increase in revenues was due to the acquisition of HTS.

Total operating expenses increased $4,981,297 (or 297%) to $6,659,550 for the nine months ended September 30, 2004, as compared to $1,678,253 for the nine months ended September 30, 2003. The increase in total operating expenses was due to the following increases in depreciation and amortization and increases in G&A expenses. Depreciation and amortization increased $374,194 (or 123%) to $679,543 for the nine months ended September 30, 2004, as compared to $305,349 for the nine months ended September 30, 2003. Likewise, G&A expenses increased $4,607,103 (or 336%) to $5,980,007 for the nine months ended September 30, 2004, as compared to $1,372,904 for the nine months ended September 30, 2003.

Loss from operations before minority interests was $2,958,081 for the nine months ended September 30, 2004, as compared to loss from operations before minority interests of $1,478,606 for the nine months ended September 30, 2003. The increase in loss from operations before minority interests was directly attributable to the increases in depreciation and amortization and G&A expenses.

The Company had $510,348 attributable to minority interests for the nine months ended September 30, 2004, as compared to $0 attributable to minority interests for the nine months ended September 30, 2003.

Net loss before income taxes for the nine months ended September 30, 2004 was $2,447,733 as compared to net loss before income taxes of $1,478,606 for the nine months ended September 30, 2003. The increase in net loss before income taxes was directly attributable to the increases in depreciation and amortization and G&A expenses, which were offset by $510,348 attributable to minority interests.

The Company recorded a provision for income taxes of $(5,322) for the nine months ended September 30, 2004, as compared to a provision for income taxes of $0 for the nine months ended September 30, 2003.

The Company had net loss of $2,453,055 for the nine months ended September 30, 2004 after taxes, as compared to net loss of $1,478,606 for the nine months ended September 30, 2003. The increase in net loss is primarily attributable to the operations of HTS. Historically, HTS has had seasonal losses during the first three quarters, and net profits during the fourth quarter, of each year.

Basic and diluted net loss per share was $0.30 for the nine months ended September 30, 2004, as compared to basic and diluted net loss per share of $0.22 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total current assets of $7,874,124 as of September 30, 2004, which consisted of $3,786,218 of notes receivable, $2,835,641 of cash, $1,013,050 of accounts receivable, $134,685 of advances receivable, and $104,530 of prepaid expenses and other current assets.

The Company had total current liabilities of $15,783,126 as of September 30, 2004, which consisted of $9,216,465 of current maturities of long-term debt and notes payable, $2,866,000 of accrued expenses to related parties, $2,183,349 of accounts payable and accrued expenses, $1,193,902 of current maturities of notes payable to related parties, $298,658 of shareholder advances, and $24,752 of deposits and other current liabilities.

The Company had negative net working capital of $7,909,002 as of September 30, 2004. The ratio of total current assets to total current liabilities was approximately 50% as of September 30, 2004.

During the three months ended September 30, 2004, the Company's working capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. Additionally, the note on the TDSR property in the amount of $6,000,000 (due in March 2005) is now a current liability. The Company intends to refinance this note prior to its due date.

The Company has a history of generating net losses though cash increased $2,100,789 during the nine months ended September 30, 2004. The Company's primary sources of cash have been the acceptance of deposits on presales of its TDSR project, increases in its credit facilities from Stanford, increases in accounts payable and accrued expenses, and decreases in receivables.

Net cash provided by operating activities was $5,852,228 for the nine months ended September 30, 2004, as compared to net cash used in operating activities of $1,505,945 for the nine months ended September 30, 2003. The change from net cash used in (to net cash provided by) operating activities was primarily due to an increase in deposits and other liabilities of $12,484,673 associated with presales of the TDSR project, an increase in accounts payable and accrued expenses of $2,761,650, a decrease in receivables of $1,135,084, and an adjustment for depreciation of $679,543, which were offset by an increase in deposits and other current assets of $8,525,234, an increase in advances and receivables of $134,685, an increase in prepaid and other assets of $63,663, and an unrealized gain on disposal of assets of $32,085.

Net cash used in investing activities was $9,727,043 for the nine months ended September 30, 2004, as compared to net cash used in investing activities of $2,372,810 for the nine months ended September 30, 2003. The increase in net cash used in investing activities was due to the capitalization of real estate carrying costs of $5,576,622, an increase in notes receivable of $3,786,218, the acquisition of fixed assets of $358,953, and an investment in non-marketable securities of $5,250.

Net cash provided by financing activities was $5,975,604 for the nine months ended September 30, 2004, as compared to net cash provided by financing activities of $4,217,917 for the nine months ended September 30, 2003. The increase in net cash provided by financing activities was primarily due to proceeds from notes payable of $7,017,252 and proceeds from the sale of securities of $1,950.

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not expect to have the capital to totally fund certain obligations due to its shareholders of approximately $1,193,902 that have already matured. The shareholders have agreed to defer receipt of the balance remaining on their loans until the Company has stronger liquidity. The Company has agreed to maintain their security for their loans.

We estimate that TDSR, HTS and TraveLeaders (if acquired) will require additional capital until the third quarter of 2005. Even though the Company has obtained various credit facilities from Stanford (discussed below), the Company will still have to obtain new sources of capital until operations provide sufficient cash flow to finance these activities. Although obtaining additional capital is not guaranteed, the Company's management believes it will be able to obtain the capital required to meet the Company's current obligations and actively pursue the Company's planned business activities.

The Company needs an aggregate of $112 million to begin the construction and development of Phase 1 of the TDSR project and approximately $100,000 for ATMG which is in addition to the receipt of certain financing, as discussed below. The Company expects that TraveLeaders (if acquired) will also require additional working capital. During the period covered by this report, the Company received $5,231,529 in deposits from the presale of units for TDSR and $1,350 from the exercise of warrants. In November 2004, the Company amended the $3 million Credit Facility from Stanford for an additional $1.25 million for working capital. The Company intends to raise additional capital in one or more private placements of equity or convertible debt financing, or through a sale-leaseback of its equipment. The Company is currently negotiating with a banking institution to provide a $95 million conventional construction loan for the TDSR project which it expects to close in January 2005. If additional funds are raised by issuing equity and/or convertible debt, the ownership interest of our current stockholders may be diluted. Future investors may be granted rights superior to those of existing stockholders. At this time, the Company does not have any commitments for additional financing from its officers, directors and affiliates or otherwise. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient, whether from the Company's financial markets or working capital commitments from Stanford, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to us on acceptable terms, we will have to delay, curtail or scale back some or all of our operations, including construction of the TDSR project and our planned expansion.

RISK FACTORS

AMLH MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL ON REASONABLE TERMS, OR AT ALL, TO FUND CASH ACQUISITIONS, AND THIS INABILITY MAY PREVENT AMLH FROM TAKING ADVANTAGE OF OPPORTUNITIES, HURT ITS BUSINESS AND NEGATIVELY IMPACT ITS SHAREHOLDERS. AMLH has historically made most of its acquisitions using all preferred shares or a combination of preferred and common shares. AMLH intends to raise additional capital in one or more private placements of equity or convertible debt financing, or through a sale-leaseback of its equipment. AMLH does not at this time have any commitments to make acquisitions for cash. Nevertheless, acquisitions may be undertaken that require cash capital to consummate. If adequate funds are not available on reasonable terms, or at all, AMLH may be unable to take advantage of future opportunities to make additional acquisitions for cash or to satisfy on-going cash requirements for its operations, and material commitments. If additional funds are raised through the issuance of debt or equity securities, the percentage ownership of existing shareholders may be diluted, the securities issued may have rights and preferences senior to those of shareholders, and the terms of the securities may impose restrictions on operations. If AMLH cannot obtain additional financing, it will have to delay, curtail or scale back some or all of its operations, which would have a materially adverse effect upon its business operations and its ability to expand.

CONDITIONS TO FINANCING RECEIVED FROM STANFORD. The Company received a $6,000,000 credit facility and an aggregate of $4,000,000 of credit facilities from Stanford in December 2003 and June 2004, respectively (collectively, the "Credit Facilities"), that are convertible into shares of the Company's common stock at $15, $10 and $10, per share, respectively. The Credit Facilities impose certain obligations on the Company including, but not limited to, the issuance of warrants, some of which have been modified to provide for an exercise price of $.001 per share to secure additional financing from Stanford, the registration under the Securities Act of the shares of common stock that may be received upon conversion of the Credit Facilities and exercise of the warrants, and the issuance of a security interest in the Company's assets including the Company's ownership interest in certain subsidiaries. The Company was required to register the shares no later than 180 days following the closing of the Credit Facilities. In the event a registration statement is not filed within 180 days of closing, the Company is required to issue Stanford, as a penalty, additional warrants equal to 10% of the warrants originally issued for every quarter the filing is not made. As of the filing of this report, the Company has not filed a registration statement under any of the Credit Facilities. In November 2004, the Company modified the terms of the Credit Facilities pursuant to which the Company must file the registration statement before March 31, 2005.

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

RE-PRICING WARRANTS MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS. In the past, to obtain additional financing, we have modified the terms of our warrant agreements to lower the exercise price per share from $5.00 and $2.96 to $.001. We are currently in need of additional financing and may be required to lower the exercise price of other warrants. The modified warrants are valued at the market price at the date of modification and recorded as deferred financing costs, which is included in other assets. The deferred financing costs will be amortized over the life of the debt using the effective interest method. Re-pricing of our warrant agreements may cause substantial dilution to our existing shareholders.

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

ACTIVE TRADING MARKETS FOR AMLH'S COMMON STOCK MAY NOT DEVELOP. While the listing of AMLH's Common Stock was a condition to closing certain transactions, an active and liquid trading market for AMLH's Common Stock may not develop or be sustained. In addition, AMLH cannot predict the price at which AMLH's Common Stock will trade. Furthermore, as stated above AMLH Common Stock has been "delisted" from trading on the OTC Bulletin Board, which may adversely affect the development of an active trading market for AMLH's Common Stock and the price at with AMLH's Common Stock trades.

PENNY STOCK REGULATIONS AND RESTRICTIONS. The Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of September 30, 2004, the closing price of our Common Stock was less than $5.00 per share and therefore is a "penny stock" pursuant to the rules under the Securities Exchange Act of 1934, as amended. Such designation requires any broker or dealer selling such securities to disclose certain information concerning the transactions, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of brokers and dealers to sell our Common Stock and may adversely affect the ability of investors to sell their shares.

AMLH HAS AND MAY ISSUE PREFERRED STOCK THAT MAY ADVERSELY AFFECT THE RIGHTS OF HOLDERS OF COMMON STOCK. AMLH's Articles of Incorporation authorize its Board of Directors to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors or the majority of the preferred stockholders. Accordingly, the Board of Directors may, without approval from the shareholders of Common Stock, issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in ownership and management of the Company that shareholders might not consider to be in their best interests.

NO DIVIDENDS ON AMLH'S COMMON STOCK HAVE BEEN DECLARED. The Company does not anticipate that it will pay any cash dividends in the foreseeable future. The Company's shareholders do not have authority to compel the Company's Board of Directors to declare dividends. While the Company's dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the Company's planned expansion.

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

OTHER RISK FACTORS

THE COMPANY MAY NOT IDENTIFY OR COMPLETE ACQUISITIONS IN A TIMELY, COST-EFFECTIVE MANNER, OR AT ALL. In the event of any future acquisitions, the Company could issue additional stock that would further dilute current shareholders' percentage ownership; incur debt; assume unknown or contingent liabilities; or experience negative effects on reported operating results from acquisition-related charges and amortization of acquired technology, goodwill and other intangibles. In the event that any of these events occur, it could have a material adverse effect on shareholder value, or the Company's results of operation or financial condition.

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

EXCESSIVE CLAIMS FOR DEVELOPMENT-RELATED DEFECTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATION. We will engage third-party contractors to construct our resorts and to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including structural integrity, the presence of mold as a result of leaks or other defects, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects, etcetera. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. A significant number of claims for development-related defects could adversely affect our liquidity, financial condition, and operating results.

BECAUSE AMLH DEPENDS ON KEY PERSONNEL, THEIR LOSS COULD HARM ITS BUSINESS. AMLH's key personnel are Malcolm Wright and L. William ("Bill") Chiles. Competition in our industry for executive-level personnel such as Messrs. Wright and Chiles is fierce and there can be no assurance that we will be able to motivate and retain them, or that we can do so on economically feasible terms. These key personnel would be difficult to replace. AMLH does not carry any insurance covering the loss of any of these key personnel.

WE HAVE A VERY LIMITED HISTORY OF OPERATIONS AND CONTINUING OPERATING LOSSES. Since AMLH's inception, we have been engaged primarily in the development of Tierra Del Sol Resort, building travel club membership databases, the acquisition of HTS, the due diligence and planning to acquire TraveLeaders, AND THE ASSEMBLY OF OUR MANAGEMENT TEAM. WE HAVE INCURRED NET OPERATING LOSSES SINCE
OUR INCEPTION.    As of September 30, 2004, we had an accumulated deficit of
$5,191,395. Such losses have resulted primarily from general and administrative costs associated with our operations.

UNCERTAINTY OF FUTURE PROFITABILITY. We have incurred losses since our inception and continue to require additional capital to fund operations. Our fixed commitments, including salaries and fees for current employees and consultants, equipment rental, and other contractual commitments, are substantial and will increase if additional agreements are entered into and additional personnel are retained. We intend to generate the necessary capital to operate for the next twelve months by achieving break-even cash flow from operations and subsequent profitability, selling equity and/or debt securities and/or entering into a sale-leaseback of our equipment. There can be no assurances that we will be successful in its efforts. If we are unsuccessful in our efforts to achieve break-even cash flow and subsequent profitability and raise capital through sales of securities and/or entering into a sale-leaseback transaction, we will not be able to continue our operations for the next twelve months, in which case you will lose your entire investment in the Company.

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

ECONOMIC DOWNTURN. Our ability to enter into new multi-year contracts may be dependent upon the general economic environment in which our clients and their customers operate. A weak United States or global marketplace could cause us to have longer sales cycles, delays in closing contracts for new business, and slower growth under existing contracts. If an economic downturn frustrates our ability to enter into new multi-year contracts, it would have a material adverse effect on our business and results of operations.

OUR CONTRACTS. Our contracts do not ensure that we will generate a minimum level of revenues, and the profitability of each client campaign may fluctuate, sometimes significantly, throughout the various stages of our sales campaigns. Although we will seek to enter into multi-year contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. Although some contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled campaign or for the revenues we may lose as a result of the early termination. We are usually not designated as our client's exclusive service provider; however, we believe that meeting our clients' expectations can have a more significant impact on revenues generated by us than the specific terms of our client campaign. If we do not generate minimum levels of revenue from our contracts or our clients terminate our multi-year contracts, it will have a material adverse effect on our business, results of operation and financial condition.

COST AND PRICE INCREASES. Only a few of our contracts allow us to increase our service fees if and to the extent certain cost or price indices increase; however, most of our significant contracts do not contain such provisions. Some contracts require us to decrease our service fees if, among other things, we do not achieve certain performance objectives. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services. If our costs increase and we cannot, in turn, increase our service fees or we have to decrease our service fees because we do not achieve defined performance objectives, it will have a material adverse effect on our business, results of operation and financial condition.

CHANGING TECHNOLOGY. Our business is highly dependent on our computer and communications equipment and software capabilities. Our continued growth and future profitability will be highly dependent on a number of factors affected by technology, including our ability to (i) expand our existing service offerings;
(ii) achieve cost efficiencies in our existing call centers; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that our intended integration of automated customer support capabilities will achieve intended cost reductions. Our failure to maintain our technological capabilities or respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition.

LABOR FORCES. Our success will be largely dependent on our ability to recruit, hire, train and retain qualified personnel. Our industry is very labor intensive and has experienced high personnel turnover. A significant increase in our personnel turnover rate could increase our recruiting and training costs and decrease operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale campaigns, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management campaigns or our call centers. Because significant portions of our operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on our business, results of operations or financial condition.

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

BUSINESS ACQUISITIONS OR JOINT VENTURES MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT'S ATTENTION. As part of our business strategy, we may consider acquisition of, or investments in, businesses that offer services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our Common Stock. Acquisitions also entail numerous risks, including: (i) difficulty in assimilating the operations, products and personnel of the acquired business;
(ii) potential disruption of our ongoing business; (iii) unanticipated costs associated with the acquisition; (iv) inability of management to manage the financial and strategic position of acquired or developed services and technologies; (v) the diversion of management's attention from our core business; (vi) inability to maintain uniform standards, controls, policies and procedures; (vii) impairment of relationships with employees and customers which may occur as a result of integration of the acquired business; (viii) potential loss of key employees of acquired organizations; (ix) problems integrating the acquired business, including its information systems and personnel; (x) unanticipated costs that may harm operating results; (xi) adverse effects on existing business relationships with customers; and (xii) risks associated with entering an industry in which we have no (or limited) prior experience. Any of these risks could harm the Company's business, operating results or financial condition.

BUSINESS INTERRUPTION. Our operations are dependent upon our ability to protect our call center, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at our call center, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. We maintain property and business interruption insurance; however, such insurance may not adequately compensate us for any losses we may incur. In the event that we experience such interruptions and are not adequately compensated by insurance, it would have a material adverse effect on our business, results of operation or financial condition.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern Considerations. The Company has incurred substantial losses since inception, and has negative working capital. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional debt and/or equity financing to continue its operations or achieve profitable operations, as discussed above under the headings "Liquidity and Capital Resources" and "Risk Factors." The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management recognizes that we must generate capital and revenue resources to enable us to achieve profitable operations. We are planning on obtaining additional capital by achieving break-even cash flow from operations, selling equity and/or debt securities, and/or a sale-leaseback transaction on our equipment. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues, additional equity or debt capital and ultimately achieving profitable operations. However, no assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

The Company became a defendant in an action that was filed in Miami-Dade County, Florida. In March 2004, Manuel Sanchez and Luis Vanegas filed suit against American Leisure Holdings, Inc. various subsidiaries and various officers alleging claims of breach of their employment contracts and related stock purchase agreements. Those executory agreements were components of a venture to which the Company had conditionally committed but did not consummate due to non-performance by other parties to the venture. AMLH has vigorously defended the lawsuit. The Company does not believe that the claims have any merit. The case is in the early discovery phase and dispositive motions by the Company are pending.

In February 2003, American Leisure Inc., and Malcolm Wright were joined in a third party lawsuit filed in the Circuit Court of Cook County, Illinois as Howard Warren v. Travelbyus, Inc., William Kerby, David Doerge, DCM/ Funding III, LLC, Balis Lewittes and Coleman, Inc. under a theory of joint venture liability with the defendants. The Plaintiff claims losses of $1.5 million from an alleged breach of a promissory note as well as punitive damages for willful and gross negligence. The litigation is in the discovery phase and is not currently set for trial. An order was entered dismissing the lawsuit without prejudice on November 1, 2004. The dismissal becomes irreversible one year from the date that the order was entered.

In early May, 2004, AWT, which was then and is now a target for acquisition by the Company, filed a suit with the clerk of the Miami-Dade Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract seeking relief that includes monetary damages and termination of the contracts. The Company was granted leave to intervene as a plaintiff in the original lawsuit filed against Seamless. On June 28, 2004, the above named defendants brought suit against AWT as well as the Company in a suit named Seamless Technologies, Inc. et al vs. Keith St. Clair et al. This suit alleges that AWT has breached the contracts and also that the Company and its chief executive officer were complicit with certain officers and directors of AWT in securing ownership of certain assets for the Company that are alleged to have been a business opportunity for AWT. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by AWT. In a related matter, the attorneys for Seamless brought another action entitled Peter Hairston vs. Keith St. Clair et al. This suit parrots the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against the Company includes monetary damages and litigation costs. All three suits have been brought to the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The Company has retained legal counsel regarding these matters. The Company intends to vigorously support the original lawsuit filed against Seamless and defend the counterclaim and allegations against the Company.

ITEM 2.  CHANGES IN SECURITIES

In August 2004 the Company issued an aggregate of 1,350,000 shares of Common Stock that was not registered under the Act to Stanford and individuals related to Stanford upon their exercise of warrants to purchase such shares at an
exercise price of $.001 per share (or an aggregate of $1,350).   The Company
claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Related Party Transactions
--------------------------

As of September 30, 2004, the Company owed $1,193,902 of demand notes payable to related parties most of which bear interest at a rate of 10% or 12% per annum. Although the notes are currently due and payable upon demand, the related parties have chosen to "roll-over" the notes until such future time as the Company has resources adequate to satisfy such demand payments. As of September 30, 2004, the Company owed $193,815 of the demand notes payable to related parties to Bill Chiles, a Director of the Company. The amount owed to Mr. Chiles bears interest at a rate of 10% per annum.

As of September 30, 2004, shareholder advances were $298,658. The shareholder advances are currently due and payable upon demand and bear interest at 12% per annum. As of September 30, 2004, the amount of shareholder advances from Malcolm Wright, the Company's Chief Executive Officer, Chief Financial Officer, and a Director of the Company was $116,896.

The Company accrues salaries payable to Malcolm Wright in the amount of $250,000 per year. As of September 30, 2004, the amount of salaries payable accrued to Mr. Wright was $687,500.

The Company accrues directors' fees to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. During the quarter covered by this report, the Company paid $14,000 to two
(2) directors.

Malcolm Wright, the Company's CEO, and Bill Chiles, a director of the Company, have personally guaranteed part of the Company's long-term and short term debt in the aggregate amounts of $17,300,000 and $7,000,000, respectively. In
March 2004 and effective June 14, 2002, the Company entered into an agreement with Mr. Wright and Mr. Chiles whereby the Company has agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of AMLH's indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles make a personal guarantee for the benefit of AMLH in conjunction with third-party financing, and Mr. Wright or Mr. Chiles elect to provide such guarantee, then Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to three per cent (3%) of the total original indebtedness and two per cent (2%) of any collateral posted as security. The fee shall be paid by the issuance of warrants to purchase AMLH's Common Stock at a fixed strike price of $1.02 per share, as amended, when the debt is incurred. In March 2004, the Company issued warrants to Mr. Chiles to purchase 168,672 shares of the Company's Common Stock at an exercise price of $2.96 per share, which was subsequently reduced to $1.02 per share of Common Stock. In March 2004, the Company issued warrants to Malcolm Wright to purchase 347,860 shares of the Company's Common Stock at an exercise price of $2.96 per share, which was also subsequently reduced to $1.02 per share of Common Stock.

As a direct consequence of the guarantees issued by Mr. Chiles and Mr. Wright for the $6,000,000 credit facility, and, the re-pricing of the $2.96 warrants issued to Stanford (and individuals related to Stanford), the exercise price of the warrants issued to Mr. Wright and Mr. Chiles was reduced from $2.96 to $1.02 per warrant share of Common Stock.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 TDSR entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through September 30, 2004 the fee amounted to $91,783.

Malcolm Wright and members of his family are the majority shareholders of Xpress Ltd. ("Xpress") a shareholder of the Company. On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR plus a marketing fee of 1.5%. During the period since the contract was entered into and ended September 30, 2004 the total sales amounted to approximately $139,000,000. As a result of the sales, TDSR is obligated to pay Xpress a fee of $6,255,000. As of September 30, 2004, $1,402,214 has been paid to Xpress and a marketing fee of $2,241,000 was recorded in accrued expenses - related parties.

In February 2004, Xpress entered into Contracts with TDSR to purchase 32 Townhomes for $8,925,120 and paid a deposit of $892,512.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description

     4.1     Amended and Restated Certificate of Designation
             of Series E Convertible Preferred Stock              (1)

     10.1    Credit Agreement for $1,000,000 Credit Facility      (2)

     10.2    Credit Agreement for $3,000,000 Credit Facility      (2)

     10.3    Instrument of Warrant Repricing                      (2)

     10.4    Warrants Purchase Agreement for 500,000 Shares       (2)

     10.5    Registration Rights Agreement dated
            June 17, 2004                                         (2)

     31     Certificate  of  the  Chief  Executive  Officer
            and  Chief  Financial  Officer  pursuant  to
            Section  302  of  the  Sarbanes-Oxley  Act  of  2002    *

     32     Certificate  of  the  Chief  Executive  Officer
            and  Chief  Financial  Officer  pursuant  to
            Section  906  of  the  Sarbanes-Oxley  Act  of  2002    *

     99.2   Press  Release  dated  August  3,  2004               (2)

     99.3   Letter  dated  August  3,  2004  from  the  Company
            to  the  shareholders  of  AWT                        (2)

(1) Filed as Exhibit 3.1 to both the report of Form 8-K filed on August 5, 2004, and the report of Form 8-K/A filed on August 6, 2004, and incorporated herein by reference.

(2)     Filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 99.1, and 99.2,
respectively, to both the report on Form 8-K filed on August 5, 2004, and the report of Form 8-K/A filed on August 6, 2004, and incorporated herein by reference.

* Filed Herein.

b)     Reports on Form 8-K

     The Company filed the following four (4) reports on Form 8-K during the quarter for which this report is being filed:

     (1) Form 8-K filed on August 5, 2004, to report the closing of the $4,000,000 Credit Facility with Stanford, the re-pricing of the $2.96 Warrants, the issuance of 500,000 warrants to Stanford that bear a strike price of $5.00 per warrant share, a press release about said closing, a letter to be sent to the shareholders of Around The World Travel, Inc.; and an amendment and restatement of the Certificate of Designation of the Series C Preferred Stock.

     (2) Form 8-K/A filed on August 6, 2004, to report a minor change in the letter to the shareholders of Around The World Travel, Inc.

     (3) Form 8-K/A filed on August 18, 2004, to amend the Form 8-K filed on May 23, 2004, regarding changes in the Company's certifying accountant that occurred during 2002.

     (4) Form 8-K filed on August 18, 2004, to report a change in the Company's certifying accountant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMERICAN LEISURE HOLDINGS, INC.
                                  (Registrant)


Date: November 22, 2004        By: /S/ Malcolm J. Wright
                                   ---------------------
                                   Malcolm J. Wright
                                   Chief Executive Officer
                                   Chief Financial Officer