Form 10QSB/A
period 2004-09-30
AMERICAN LEISURE HOLDINGS INC
filed 2004-12-08
CIK 1124197

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

As of December 8, 2004, 13,706,674 shares of Common Stock of the issuer were outstanding, of which 3,791,700 shares are treasury stock.

     This Form 10-QSB/A is being filed due to adjustments that were made to the Registrant's financial statements which also affect the section entitled "Management's Discussion and Analysis or Plan of Operation."

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

Condensed Consolidated Statements of Operations for the nine and
  three months ended September 30, 2004 and 2003                        F-2

     Condensed Consolidated Statements of Cash Flows for the nine
       months ended September 30, 2004 and 2003                         F-3

Notes to Interim Condensed Consolidated Financial Statements            F-4


                          AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                               ASSETS
                                                                         September 30,  December 31,
                                                                             2004          2003
                                                                         ------------  ------------
                                                                           Unaudited       Audited
CURRENT ASSETS:
    Cash                                                                 $ 2,835,641   $   734,852
    Accounts receivable, net of allowance of $75,000                         938,050     2,148,134
    Advances receivable                                                      134,685             -
    Prepaid expenses and other                                               104,530        40,867
                                                                         ------------  ------------
             Total Current Assets                                          4,012,906     2,923,853
                                                                         ------------  ------------

PROPERTY AND EQUIPMENT, NET, at cost                                       2,732,697     3,192,878
                                                                         ------------  ------------

LAND HELD FOR DEVELOPMENT                                                 17,257,034    15,323,627
                                                                         ------------  ------------

OTHER ASSETS

     Prepaid broker commission                                             5,821,488             -
     Prepaid sales and marketing fees - related party                      3,643,215
     Deferred financing costs, net $255,117 of amortization                2,342,881
     Investment and advances to Around the World Travel                   13,069,908       654,386
     1913 Mercedes Benz                                                      500,000       500,000
     Goodwill                                                              1,840,001     1,840,001
     Other                                                                 3,464,869       941,730
                                                                         ------------  ------------
             Total Other Assets                                           30,682,362     3,936,117
                                                                         ------------  ------------

TOTAL ASSETS                                                             $54,684,999   $25,376,475
                                                                         ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable              $ 9,216,465   $ 4,699,201
     Current maturities of notes payable-related parties                   1,193,902       741,760
     Accounts payable and accrued expenses                                 2,183,249     1,787,699
     Accrued expenses - related parties                                    2,866,100       500,000
     Deposits and other                                                       24,752             -
     Shareholder advances                                                    298,658     1,030,883
                                                                         ------------  ------------
             Total Current Liabilities                                    15,783,126     8,759,543

Commitments and contingencies

Minority liability                                                                 -       510,348

Long-term debt and notes payable                                          17,466,550     8,268,222
Notes payable-related parties                                                595,771     1,675,000
Deposits                                                                  12,459,921             -
Mandatorily redeemable preferred stock, 28,000 shares authorized;
    $.01 par value; 27,189 Series "C" shares issued and outstanding at
       September 30, 2004 and December 31, 2003                                    -     2,718,900
                                                                         ------------  ------------

             Total liabilities                                            46,305,368    21,932,013
                                                                         ------------  ------------

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       880,000 Series "A" shares issued and outstanding at
       September 30, 2004 and December 31, 2003                                8,800         8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,500 Series "B" shares issued and outstanding at
       September 30, 2004 and December 31, 2003                                   25            25
     Preferred stock; 28,000 shares authorized; $.01 par value;
       27,189 Series "C" shares issued and outstanding at
       September 30, 2004 and December 31, 2003                                  272             -
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at
       September 30, 2004                                                         24
     Capital stock, $.001 par value; 100,000,000 shares authorized;
       9,778,983 and 7,488,983 shares issued and outstanding at
       September 30, 2004 and December 31, 2003                                9,779         7,489
     Additional paid-in capital                                           13,882,243     6,166,488
     Accumulated (deficit)                                                (5,521,512)   (2,738,340)
                                                                         ------------  ------------
             Total Stockholders' Equity                                    8,379,631     3,444,462
                                                                         ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $54,684,999   $25,376,475
                                                                         ============  ============


                           AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Nine Months    Nine Months  Three Months  Three Months
                                                 Ended          Ended        Ended         Ended
                                                 September 30,  September 3  September 30, September 30,
                                                 2004           2003         2004          2003
                                                 ------------  ------------  -----------  -----------
                                                   UNAUDITED     UNAUDITED     UNAUDITED    UNAUDITED
REVENUES                                          $ 3,701,469   $   199,647   $1,356,522   $  164,457
COST OF SALES                                               -             -            -            -
                                                 ------------  ------------  -----------  -----------

Gross margin                                        3,701,469       199,647    1,356,522      164,457
                                                 ------------  ------------  -----------  -----------

EXPENSES:
    Depreciation and amortization                     679,543       305,349      236,551      130,061
    Impairment loss                                         -             -            -            -
    General and administrative expenses             6,310,124     1,372,904    2,335,369      629,357
                                                 ------------  ------------  -----------  -----------

TOTAL OPERATING EXPENSES                            6,989,667     1,678,253    2,571,920      759,418
                                                 ------------  ------------  -----------  -----------

LOSS FROM  OPERATIONS BEFORE MINORITY INTERESTS    (3,288,198)   (1,478,606)  (1,215,398)    (594,961)

Minority interests                                    510,348             -       26,062           -
                                                 ------------  ------------  -----------  -----------


NET LOSS BEFORE INCOME TAXES                       (2,777,850)   (1,478,606)  (1,189,336)    (594,961)

PROVISIONS FOR INCOME TAXES                            (5,322)            -       (1,452)           -
                                                 ------------  ------------  -----------  -----------

NET LOSS                                         $(2,783,172)  $(1,478,606)  $(1,190,788) $ (594,961)
                                                 ============  ============  ===========  ===========

NET LOSS PER SHARE:
      BASIC AND DILUTED                          $     (0.34)  $     (0.22)  $    (0.13)  $    (0.09)
                                                 ============  ============  ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             8,211,027     6,626,873    9,103,983    6,638,983
                                                 ============  ============  ===========  ===========


                                AMERICAN LEISURE HOLDINGS, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine Months   Nine Months
                                                                     Ended         Ended
                                                                     September 30, September 30,
                                                                     2004          2003
                                                                     ------------  ------------
                                                                      UNAUDITED      UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $(2,783,172)  $(1,478,606)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                679,543       305,349
             Loss on disposal of assets                                   (32,085)            -
             Provision for bad debt                                        75,000             -
             Amortization of deferred financing costs                     255,117             -
          Changes in assets and liabilities:
              Decrease in receivables                                   1,135,084       (76,688)
             (Increase) in advances receivable                           (134,685)     (392,846)
             (Increase) in prepaid and other assets                       (63,663)       25,089
             (Increase) in deposits and other                          (5,335,524)      (31,455)
             Increase in accounts payable and accrued expenses           (614,798)      143,212
             Increase in deposits and other                            12,484,673             -
                                                                     ------------  ------------
             Net cash used in operating activities                      5,665,490    (1,505,945)
                                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Advances to Around the World Travel                              (3,148,082)            -
      Advances to affiliates                                           (3,786,218)            -
      Capitalization of real estate carrying costs and
         prepaid sales and marketing costs                             (1,933,407)   (1,907,983)
     Acquisition of fixed assets                                         (187,277)     (464,827)
                                                                     ------------  ------------
             Net cash used in investing activities                     (9,054,984)   (2,372,810)
                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                        6,968,757     4,422,208
     Payments on notes payable-related parties                           (746,249)     (446,656)
     Payments on   shareholder advances                                  (732,225)      242,365
                                                                     ------------  ------------
             Net cash provided by financing activities                  5,490,283     4,217,917
                                                                     ------------  ------------

             Net Increase (decrease) in Cash                            2,100,789       339,162

CASH AT BEGINNING PERIOD                                                  734,852        50,499
                                                                     ------------  ------------

CASH AT END OF PERIOD                                                 $ 2,835,641   $   389,661
                                                                     ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                           $   432,308   $   180,000
                                                                     ============  ============
     Cash paid for income taxes                                       $         -   $         -
                                                                     ============  ============

NON-CASH TRANSACTION
     Stock issued in exchange for assets                              $         -   $ 2,850,000
                                                                     ============  ============
     Stock issued in exchange for senior, secured notes               $ 5,170,000   $         -
                                                                     ============  ============
     Preferred stock and debt issued for non-marketable securities    $ 4,108,440   $         -
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

Note C - Property and equipment, net

At September 30, 2004, property and equipment consisted of the following:


                                                  Useful
                                                   Lives       Amount
                                                 ----------  ----------
Computer equipment                                      3-5  $  983,542
Automobiles                                               5      63,230
Furniture & fixtures                                    5-7      73,269
Leasehold improvements                                    5      29,729
Telecommunications equipment                              5   3,515,783
                                                             ----------
                                                              4,665,553

Less: accumulated depreciation and amortization               1,932,856
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

The proceeds of the loan were used by the Company to fund operating and related costs of the Company's customer service and marketing center located in Antigua. This facility is owned by Caribbean Leisure Marketing Ltd. ("CLM"). CLM is 100% owned by Castlechart Limited, which in turn is 100% owned by the Company.

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

3. Modification of Certain Existing Warrants

In connection with the $1 and $3 million credit facilities, the Company agreed to modify the terms of certain warrants previously issued to Stanford and certain individuals affiliated with Stanford. These warrants, which were issued in December 2003, entitled the holders to purchase 1,350,000 shares of the Company's Common Stock at an exercise price of $2.96 per share. Under the terms of the amendment, the Company agreed to reduce the exercise price of the warrants to $.001 per share. No other terms of the warrants were changed. The modified warrants were valued at the market price at the date of modification (or June 17, 2004) and recorded as deferred financing costs. The deferred financing costs will be amortized over the life of the debt using the effective interest method.

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

In connection with the Galileo loans and the note to Shadmore Trust, the Company has made advances to AWT of approximately $3 million at September 30, 2004, for a total investment in AWT of approximately $13 million at September 30, 2004. The investment is accounted for under the cash method as the investment in AWT was less than 20% at September 30, 2004.

7. $6,000,000 Credit Facility

In December 2003, the Company received a $6,000,000 loan credit facility from Stanford evidenced by a promissory note in the original principal balance of $6,000,000, with interest at the rate of 6% per annum, due on December 31, 2008 with conversion rights for common stock of the Company. Certain other material terms of the credit facility are set forth below:

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

NOTE E - NOTES PAYABLE - RELATED PARTIES

The current portion of notes payable to related parties is as follows:

     Azure, Ltd.                        $  436,804
     Roger C. Maddock                       94,428
     Arvimex Inc.                          380,353
     Minority shareholders -
       Hickory Travel Systems, Inc.        282,317
                                           -------
     Notes payable - related parties    $1,193,902
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

As reported in an earlier filing, the Company granted to Stanford, and to certain individuals associated with Stanford, warrants to purchase an aggregate of 600,000 shares of the Company's Common Stock at $.001 per share. These warrants were issued as a cost paid by the Company for the issuance of the $6,000,000 credit facility in December 2003. During the month of April 2004, all 600,000 warrants were exercised which resulted in the issuance of 600,000 shares of Common Stock.

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

t) Risk that the Company is unable to obtain a construction loan or other additional financing needed to begin the construction of Tierra Del Sol resort.

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

American Leisure Holdings, Inc. serves as a holding company to several operating subsidiaries. The terms "Company," "we" or "our" as used herein refer to American Leisure Holdings, Inc. and its wholly-owned and majority-owned subsidiaries which include the following:

o     American Leisure Corporation
o     American Leisure, Inc.
o     Advantage Professional Management Group, Inc.
o     Tierra Del Sol Resort, Inc.
o     American Leisure Marketing & Technology, Inc.
o     American Travel & Marketing Group, Inc.
o     American Leisure Homes, Inc.
o     Florida Golf Group, Inc.
o     I-Drive Limos Inc.
o     Orlando Holidays, Inc.
o     Welcome to Orlando, Inc.
o     Pool Homes, Inc.
o     Pool Homes Managers, Inc.
o     Leisureshare International Ltd.
o     Leisureshare International Espanola S.A.
o     American Travel Club, Inc.
o     American Access Telecommunications Corporation
o     American Switching Technologies, Inc.
o     Club Touristico Latinoamericano, Inc.
o     Affinity Travel Club, Inc.
o     Affinity Travel, Inc.
o     Luxshares, Inc.
o     American Sterling Motorcoaches, Inc.
o     HTS Holdings, Inc.
o     Hickory Travel Systems, Inc.

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

Historically, HTS has had seasonal losses during the first three quarters of each calendar year. HTS incurred a loss of $1,348,230 during the first three quarters of 2004. The Company estimates that HTS will realize net profit in the last quarter of 2004. The Company bases its estimates on previous trends as well as new business opportunities available to HTS such as HTS' ability to offer its members special prices on various products and services via HTS' desktop intranet as well as Voice over Internet Protocol ("VoIP") services. The Company's management is in the process of changing the HTS business model in an attempt to significantly reduce the amount of losses incurred during the first three quarters of future fiscal years.

The Company is currently planning the following acquisitions and business ventures:

Around The World Travel, Inc. ("AWT" or "TraveLeaders")

AWT does business as TraveLeaders, a US-based travel service distribution company in North America. In March 2004, the Company began a process of acquiring AWT or AWT's assets. As of the date of this report, the Company has acquired the following: 1) senior secured notes of AWT in the total amount of $22,600,000, subject to $5,000,000 of liabilities (the "Galileo Loans"), in exchange for 340,000 restricted shares of the Company's Common Stock; 2) 907,877 shares of Series A Preferred Stock of AWT (constituting approximately 51% of the issued and outstanding shares of such preferred stock) in exchange for 24,101 shares of newly designated Series E Convertible Preferred Stock of the Company and a promissory note in the principal amount of $1,698,340; 3) an option to purchase Around The World Holdings, LLC, which owns approximately 62% of the issued and outstanding common stock of AWT; 4) approximately 5% of the minority interest common and preferred stock of AWT; and 5) options to purchase approximately 89% of the minority interests common stock and 93% of the minority interests preferred stock of AWT. The Company plans to complete the acquisition of AWT by virtue of the acquisition of the assets or by exercising the Corporations options to buy the common stock during December, 2004. The Company plans to complete the acquisition of AWT during December 2004 by either acquiring the assets or exercising the option to buy the common stock of Around The World Holdings, LLC.

The Company has estimated that TraveLeaders will require a total of approximately $5,000,000 of working capital during the period from March to December 2004. As of the date of this report, the Company has advanced TraveLeaders $4,200,000, which are secured by the collateral securing the Galileo Loans.

Antigua  -  Caribbean  Leisure  Marketing  Ltd.  ("CLM")

During September 2003, the Company agreed with Stanford to form CLM in Antigua, West Indies to acquire a call center, and the related assets (the "Antigua Call Center") which was previously run by another Stanford portfolio company, Oak Holdings (Antigua) Ltd. ("Oak Holdings"), for $3,000,000. In connection with the acquisition, Stanford agreed to advance the Company $2,000,000 for its working capital and equipment needs and for the Company's call center in Coral Gables, Florida (the "Florida Call Center") as part of a $6,000,000, 5-year convertible loan. The Company expects the acquisition to close during December 2004. Once CLM has acquired and upgraded the Antigua Call Center, it will be linked to the Florida Call Center to take advantage of the technology available in the Florida Call center and run various inbound and outbound marketing campaigns for our group of companies and third parties. Stanford advanced an additional $1,000,000 as part of its $4,000,000, 3-year convertible loan for use in Antigua. American Leisure has made advances of $3,180,000 to Oak Holdings as of September 30, 2004. Oak Holdings is an affiliate of Stanford.

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

Total operating expenses increased $1,812,502 (or 239%) to $2,571,920 for the three months ended September 30, 2004, as compared to $759,418 for the three months ended September 30, 2003. The increase in total operating expenses was due to the following increases in depreciation and amortization and increases in general and administrative ("G&A") expenses. Depreciation and amortization increased $106,490 (or 82%) to $236,551 for the three months ended September 30, 2004, as compared to $130,061 for the three months ended September 30, 2003. Likewise, G&A expenses increased $1,706,012 (or 271%) to $2,335,369 for the three months ended September 30, 2004, as compared to $629,357 for the three months ended September 30, 2003.

Loss from operations before minority interests was $1,215,398 for the three months ended September 30, 2004, as compared to loss from operations before minority interests of $594,961 for the three months ended September 30, 2003. The increase in loss from operations before minority interests was directly attributable to the increases in depreciation and amortization and G&A expenses.

The Company had $26,062 attributable to minority interests for the three months ended September 30, 2004, as compared to $0 attributable to minority interests for the three months ended September 30, 2003.

Net loss before income taxes for the three months ended September 30, 2004 was $1,189,336 as compared to net loss before income taxes of $594,961 for the three months ended September 30, 2003. The increase in net loss before income taxes was directly attributable to the increases in depreciation and amortization and G&A expenses, which were offset by $26,062 attributable to minority interests.

The Company recorded a provision for income taxes of $(1,452) for the three months ended September 30, 2004, as compared to a provision for income taxes of $0 for the three months ended September 30, 2003.

The Company had net loss of $1,190,788 for the three months ended September 30, 2004, as compared to net loss of $594,961 for the three months ended September 30, 2003. The increase in net loss is primarily attributable to the operations of HTS. Historically, HTS has had seasonal losses during the first three quarters, and net profits during the fourth quarter, of each year.

Basic and diluted net loss per share was $0.13 for the three months ended September 30, 2004, as compared to basic and diluted net loss per share of $0.09 for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company had revenues of $3,701,469 for the nine months ended September 30, 2004, as compared to $199,647 for the nine months ended September 30, 2003, which represents a 1,754% increase in revenues. The increase in revenues was due to the acquisition of HTS.

Total operating expenses increased $5,311,414 (or 316%) to $6,989,667 for the nine months ended September 30, 2004, as compared to $1,678,253 for the nine months ended September 30, 2003. The increase in total operating expenses was due to the following increases in depreciation and amortization and increases in G&A expenses. Depreciation and amortization increased $374,194 (or 123%) to $679,543 for the nine months ended September 30, 2004, as compared to $305,349 for the nine months ended September 30, 2003. Likewise, G&A expenses increased $4,937,220 (or 360%) to $6,310,124 for the nine months ended September 30, 2004, as compared to $1,372,904 for the nine months ended September 30, 2003.

Loss from operations before minority interests was $3,288,198 for the nine months ended September 30, 2004, as compared to loss from operations before minority interests of $1,478,606 for the nine months ended September 30, 2003. The increase in loss from operations before minority interests was directly attributable to the increases in depreciation and amortization and G&A expenses.

The Company had $510,348 attributable to minority interests for the nine months ended September 30, 2004, as compared to $0 attributable to minority interests for the nine months ended September 30, 2003.

Net loss before income taxes for the nine months ended September 30, 2004 was $2,777,850 as compared to net loss before income taxes of $1,478,606 for the nine months ended September 30, 2003. The increase in net loss before income taxes was directly attributable to the increases in depreciation and amortization and G&A expenses, which were offset by $510,348 attributable to minority interests.

The Company recorded a provision for income taxes of $(5,322) for the nine months ended September 30, 2004, as compared to a provision for income taxes of $0 for the nine months ended September 30, 2003.

The Company had net loss of $2,783,172 for the nine months ended September 30, 2004 after taxes, as compared to net loss of $1,478,606 for the nine months ended September 30, 2003. The increase in net loss is primarily attributable to the operations of HTS. Historically, HTS has had seasonal losses during the first three quarters, and net profits during the fourth quarter, of each year.

Basic and diluted net loss per share was $0.34 for the nine months ended September 30, 2004, as compared to basic and diluted net loss per share of $0.22 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total current assets of $4,012,906 as of September 30, 2004, which consisted of $2,835,641 of cash, $938,050 of accounts receivable, $134,685 of advances receivable, and $104,530 of prepaid expenses and other current assets.

The Company had total current liabilities of $15,783,126 as of September 30, 2004, which consisted of $9,216,465 of current maturities of long-term debt and notes payable, $2,866,100 of accrued expenses to related parties, $2,183,249 of accounts payable and accrued expenses, $1,193,902 of current maturities of notes payable to related parties, $298,658 of shareholder advances, and $24,752 of deposits and other current liabilities.

The Company had negative net working capital of $11,770,220 as of September 30, 2004. The ratio of total current assets to total current liabilities was approximately 25% as of September 30, 2004.

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

Net cash provided by operating activities was $5,665,490 for the nine months ended September 30, 2004, as compared to net cash used in operating activities of $1,505,945 for the nine months ended September 30, 2003. The change from net cash used in (to net cash provided by) operating activities was primarily due to an increase in deposits and other liabilities of $12,484,673 associated with presales of the TDSR project, a decrease in accounts payable and accrued expenses of $614,798, a decrease in receivables of $1,135,084, an adjustment for depreciation of $679,543, which were primarily offset by an increase in deposits and other current assets of $5,335,524, an increase in advances and receivables of $134,685, and an increase in prepaid and other assets of $63,663.

Net cash used in investing activities was $9,054,984 for the nine months ended September 30, 2004, as compared to net cash used in investing activities of $2,372,810 for the nine months ended September 30, 2003. The increase in net cash used in investing activities was due to the capitalization of real estate carrying costs and prepaid sales and marketing costs of $1,933,407, an increase in notes receivable of $3,786,218, and the acquisition of fixed assets of $187,277.

Net cash provided by financing activities was $5,490,283 for the nine months ended September 30, 2004, as compared to net cash provided by financing activities of $4,217,917 for the nine months ended September 30, 2003. The increase in net cash provided by financing activities was primarily due to proceeds from notes payable of $6,968,757.

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

CONDITIONS TO FINANCING RECEIVED FROM STANFORD. The Company received a $6,000,000 credit facility and an aggregate of $4,000,000 of credit facilities from Stanford in December 2003 and June 2004, respectively (collectively, the "Credit Facilities"), that are convertible into shares of the Company's common stock at $15 and $10 per share, respectively. The Credit Facilities impose certain obligations on the Company including, but not limited to, the issuance of warrants, some of which have been modified to provide for an exercise price of $.001 per share to secure additional financing from Stanford, the registration under the Securities Act of the shares of common stock that may be received upon conversion of the Credit Facilities and exercise of the warrants, and the issuance of a security interest in the Company's assets including the Company's ownership interest in certain subsidiaries. The Company was required to register the shares no later than 180 days following the closing of the Credit Facilities. In the event a registration statement is not filed within 180 days of closing, the Company is required to issue Stanford, as a penalty, additional warrants equal to 10% of the warrants originally issued for every quarter the filing is not made. As of the filing of this report, the Company has not filed a registration statement under any of the Credit Facilities. In November 2004, the Company modified the terms of the Credit Facilities pursuant to which the Company must file the registration statement before March 31, 2005.

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

WE HAVE A VERY LIMITED HISTORY OF OPERATIONS AND CONTINUING OPERATING LOSSES. Since AMLH's inception, we have been engaged primarily in the development of Tierra Del Sol Resort, building travel club membership databases, the acquisition of HTS, the due diligence and planning to acquire TraveLeaders, and the assembly of our management team. We have incurred net operating losses since our inception. As of September 30, 2004, we had an accumulated deficit of $5,521,512. Such losses have resulted primarily from general and administrative costs associated with our operations.

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

Malcolm Wright and members of his family are the majority shareholders of Xpress Ltd. ("Xpress") a shareholder of the Company. On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR plus a marketing fee of 1.5%. During the period since the contract was entered into and ended September 30, 2004 the total sales amounted to approximately $139,000,000. As a result of the sales, TDSR is obligated to pay Xpress a fee of $6,255,000. As of September 30, 2004, $1,402,214 has been paid to Xpress and a marketing fee of $2,241,000 was recorded in accrued expenses - related parties. The fees accrued represent 3% of the total fees per the contract. The remaining 1.5% will be paid at closing.

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

     10.6    Exclusive Sales and Marketing Agreement
             with Xpress Ltd.                                       *

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


                                  AMERICAN LEISURE HOLDINGS, INC.
                                  (Registrant)


Date: December 8, 2004        By: /S/ Malcolm J. Wright
                                   --------------------
                                   Malcolm J. Wright
                                   Chief Executive Officer
                                   Chief Financial Officer