Form 10KSB
period 2004-12-31
AMERICAN LEISURE HOLDINGS INC
filed 2005-03-31
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                  ----------     -------------

                        Commission file number 333-48312

                        AMERICAN LEISURE HOLDINGS, INC.
                        -------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                      75-2877111
------------------------------             -------------------------------------
   (State of organization)                  (I.R.S. Employer Identification No.)

Park 80 Plaza East, Saddle Brook, NJ                         07663
------------------------------------                         -----
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number (201) 226-2060


Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $6,419,320.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 29, 2005, was approximately
$12,460,502.31.

At March 31, 2005, there were 9,977,974 shares of the Issuer's common stock outstanding.

                         TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS                                            3
ITEM 2.     DESCRIPTION OF PROPERTY                                            9
ITEM 3.     LEGAL PROCEEDINGS                                                  9
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               10
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          10
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         14
ITEM 7.     FINANCIAL STATEMENTS                                              24
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.                              25
ITEM 8A.    CONTROLS AND PROCEDURES.                                          26
ITEM 8B.    OTHER INFORMATION.                                                26
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
            THE EXCHANGE ACT.                                                 26
ITEM 10.    EXECUTIVE COMPENSATION.                                           29
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.            30
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    31
ITEM 13.    EXHIBITS                                                          33
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                           35
SIGNATURES                                                                    35

                                     PART I

FORWARD-LOOKING STATEMENTS

     All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth above under the heading "Risk Factors" in "Item 6. Management's Discussion and Analysis or Plan of Operation." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS  DEVELOPMENT

     American Leisure Holdings, Inc. ("AMLH"), through its subsidiaries, manages and distributes travel services, develops luxury vacation home ownership and travel destination properties, and operates affinity-based travel clubs and call centers that provide internal and external commercial and communications services. Our businesses are intended to complement each other and create cross-marketing opportunities within our business. We intend to take advantage of the synergies between the distribution of travel services and the development, marketing, sale and management of luxury vacation home ownership and travel destination properties. We were incorporated in Nevada as Freewillpc.com, Inc. ("Freewill"), and until June 2002, operated as a web-based retailer of built-to-order personal computers and brand name related peripherals, software, accessories and networking products. The Company has been re-designed and structured to own, control and direct a series of companies in the travel and tourism industries so that it can achieve vertical and horizontal integration in the sourcing and delivery of corporate and vacation travel services.

On June 14, 2002, we entered into a Merger Agreement (the "Merger") with American Leisure Corporation and its subsidiaries (collectively referred to herein as "American Leisure"). As consideration for the Merger, we issued to the former American Leisure stockholders 4,819,665 shares of our common stock and 880,000 shares of Series A Preferred Stock having 10 votes per share. As part of this transaction, Vyrtex Limited, a UK company, which owned 3,830,000 shares of our common stock, surrendered 3,791,700 of the 3,830,000 shares owned by them. The transaction was treated as a reverse merger and a re-capitalization of American Leisure. American Leisure was considered the accounting acquirer and the results of its operations carried over. The operations of Freewill prior to the Merger were not carried over and were adjusted to $0. On July 9, 2002, we changed our name to American Leisure Holdings, Inc.

     On October 1, 2003, we acquired a majority interest in Hickory Travel Systems, Inc. ("Hickory"). Hickory is a travel management service organization that primarily serves a network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agency locations worldwide, that focus primarily on corporate travel. As a group, these members have amassed approximately $17 billion in travel bookings (or gross sales) per year over the past several years. We intend to utilize Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange.

     On December 31, 2004, we acquired substantially all of the assets of Around The World Travel, Inc. ("AWT") which included the business name "TraveLeaders" and all of the tangible and intangible assets necessary to operate TraveLeaders, a fully integrated travel services distribution business based in Coral Gables, Florida. AWT began doing business in 1963 serving individuals and small corporate clients in Coral Gables, Florida. AWT was incorporated in 1977 and began operating as TraveLeaders in 2001. TraveLeaders provides its clients with a comprehensive range of business and vacation travel services including corporate travel management, leisure sales, and meeting, special event and incentive planning.

     Except as expressly indicated or unless the context otherwise requires, the "Company," "we," "our," or "us" means American Leisure Holdings, Inc., a Nevada corporation, and its subsidiaries.

RECENT  DEVELOPMENTS

     On January 29, 2005, we entered into an operating agreement with Sonesta Orlando, Inc ("Sonesta"), a wholly-owned subsidiary of Sonesta International Hotels Corporation, a luxury resort property management company. Pursuant to the operating agreement, we delegated to Sonesta substantially all of the hospitality responsibilities within our vacation resort development project now known as Sonesta Orlando Resort at Tierra Del Sol ("Sonesta Orlando Resort"). Under the operating agreement, our subsidiary, American Leisure Hospitality Group, Inc., retains primary management control of the resort. See "Vacation Resort Development" for a more detailed description of this project.

     On February 1, 2005, our Board of Directors (the "Board") appointed Messrs. David Levine, Thomas Cornish and Carlos Fernandez to serve as members of the Board. While they have accepted their nominations, Messrs. Levine, Cornish and Fernandez have not yet commenced their appointments to the Board of Directors and are considered nominees. The Company has no reason to believe that any of them will be unable to serve or decline to serve as a director. The Company anticipates that the nominees will commence directorship shortly after the filing of this Form 10-KSB, and that Mr. Levine will serve as Chairman of the Board. The Company anticipates that Messrs. Cornish and Levine will serve on the Compensation Committee being formed in the near future by the Board and that Mr. Fernandez will serve on the Audit Committee being formed in the near future by the Board. L. William Chiles will continue to serve as Chairman of the Board until Mr. Levine is formally inducted to that position, which induction is anticipated by the Company. Mr. Chiles will continue to serve on the Board as a Director and will chair a New Initiatives Committee that our Board is in the process of forming.

     On February 4, 2005, we announced our joint venture with IMA, Ltd., a Barbados company ("IMA"), to open a telecommunications center in Antigua-Barbuda (the "Antigua Call Center"). We expect this call center to serve a variety of large and small corporations by fulfilling customer service to their customers in the United States and the United Kingdom.

     On February 16, 2005, we announced the groundbreaking of the Sonesta Orlando Resort, our vacation resort development project located just outside of Orlando, Florida. See the heading entitled "Vacation Homes and Travel Resorts" for a more detailed description of this project.

     On March 8, 2005, we consummated the sale of unimproved land in Davenport, Florida that was the sole asset of a subsidiary, Advantage Professional Management Group, Inc. The property had been held for property for commercial development. The land was acquired in 2002 for approximately $1,975,359 and sold in 2005 for just over $4,000,000. We received approximately $2,730,000 in net proceeds from the sale.

BUSINESS  INTEGRATION

     The Company is on a mission to develop a large, multi-national travel services, travel management and travel distribution organization that has a division that constructs luxury vacation home ownership and travel destination properties. We are in the process of integrating the business operations of Hickory and TraveLeaders to distribute, fulfill and manage our travel services which will serve as the foundation of our business model. We are currently negotiating financing to construct the Sonesta Orlando Resort, a 972-unit vacation home resort to be located just outside of Orlando, Florida. We will be affiliated with RCI, an international vacation unit exchange facilitator, which will serve as our link to other vacation resort properties. We operate six (6) affinity-based travel clubs. In addition to Hickory's 24-hour call center, IMA, a company with which we have entered into a joint venture, is currently operating our Antigua Call Center and we own the equipment for another call center in Coral Gables, Florida which is currently not being operated. Our planned business model is to use the travel distribution, fulfillment and management services of the combined business operations of Hickory and TraveLeaders to, among their other pursuits, provide bookings for vacation homes and travel resorts under our management and travel services to our affinity-based travel clubs.

     Hickory is a travel management service organization that primarily serves a network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agency locations worldwide, that focus primarily on corporate travel. TraveLeaders is a fully integrated travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services including corporate travel management, leisure sales, and meeting, special event and incentive planning. In addition, TraveLeaders currently fulfills travel orders produced by our subsidiary, American Travel & Marketing Group, Inc. (discussed below under the heading "Vacation Homes and Travel Resorts"). Hickory and TraveLeaders are in the processes of negotiating joint arrangements with vendors to provide travel services to their members and clients. We anticipate that the information technology ("IT"), finance, accounting and account management departments of Hickory and TraveLeaders will be the first departments to merge. Once Hickory and TraveLeaders are integrated, we will have both brick-and-mortar and Internet-based distribution capabilities in both corporate and leisure travel planning and distribution.

     The integration process has been slowed by factors including, but not limited to, continued due diligence of TraveLeaders, litigation commenced by TraveLeaders regarding its contracts with Seamless, as discussed in "Item 3. Legal Proceedings," and world events such as the terrorist attack in the United States on September 11, 2001, the war in Iraq and other uncertainties in the Middle East that have negatively impacted corporate and leisure travel. We believe that we have highly qualified travel and business professionals at AMLH, Hickory and TraveLeaders who can complete the process of integration. We plan to complete the integration process in time for the completion of the first units of the Sonesta Orlando Resort which we expect to occur in the summer of 2006.

TRAVEL  SERVICES

Travel  Services  Industry  Overview
------------------------------------

     The travel services industry is made up of two broad categories, corporate business travel and individual leisure travel. According to the Travel Industry Association of America, Americans spent over $500 billion on domestic travel in 2004, of which we believe a significant portion was for business travel.
TraveLeaders does the majority of their business in the corporate travel management category, while Hickory provides services to a variety of agencies that compete in both business and leisure travel.

     Corporate travel management became prevalent largely as a result of the deregulation of the airline industry in 1978. Complex pricing strategies and airline rules and the elimination of previously available commission arrangements created an opportunity for travel management companies to assist client companies in optimizing the value of their travel expenditures.

     Travel is generally the second largest controllable expense, behind personnel, for most companies. Corporate travel management companies like TraveLeaders and most of Hickory's members reduce travel expenses for their clients by creating and documenting travel policies, negotiating favorable pricing directly with travel suppliers, and streamlining the reservation process with customized profiles and client-selected technologies including on-line booking tools.

     The corporate travel management industry has changed significantly in the last ten years. Elimination of airline commissions drove the industry to fee-for-service arrangements, and rapid enhancements to technology allowed an expansion of service offerings to clients. Successfully servicing those clients requires significant technological, financial and operational resources, meaning that larger corporate travel management companies like TraveLeaders and Hickory may have a competitive advantage. We believe the corporate travel management industry is undergoing a period of consolidation as a result and that significant growth opportunity exists.

     The industry's role and capacity as a distribution channel, and its relationship with both clients and suppliers, is also undergoing significant change as a result of the Internet and other technological innovations. We believe these innovations offer opportunities for corporate travel management companies to increase the efficiency of their distribution capacities and enhance services provided to travelers and management.

     The industry has faced numerous challenges since the September 11, 2001 terrorist attacks, including the decline in travel, volatility in the U.S. economy and continued geopolitical instability. These challenges, in part, led to bankruptcy filings by several major airlines, and along with more recent phenomena like rising fuel prices continue to cause other airlines to experience adverse economic pressure. These ongoing financial pressures are driving almost daily renovations in travel reservation economics and process, which in turn affects the traditional supplier-intermediary-corporation-traveler relationships.

Our  Travel  Services
---------------------

     The Company manages and distributes travel services through Hickory, our subsidiary, and TraveLeaders, a fully integrated travel services distribution business based in Coral Gables, Florida. We acquired Hickory in October 2003. On December 31, 2004, our wholly owned subsidiary American Leisure Equities Corporation acquired substantially all of the assets of AWT which included all of the tangible and intangible assets necessary to operate TraveLeaders.

     TraveLeaders
     ------------

     We provide our clients with a comprehensive range of business and vacation travel services, including corporate travel management (including reservations, profiled service levels, financial and statistical reporting and supplier negotiations), leisure sales (including sales to individuals and to travel and vacation clubs), and meeting, special event and incentive planning. We provide integrated solutions for managing corporate travel on a worldwide scale. We also offer corporate travel services on a local and regional level. Our corporate travel services provide corporate clients with a complete suite of travel services that range from completely 'agent free' Internet booking tools to specialized expert travel agent guidance. Our Private Label Web Sites provide our corporate clients with an exclusive portal for corporate and leisure travel planning and booking. Our corporate-clients range in size from companies with as few as two to three travelers to companies with several hundred travelers or more. We develop corporate travel policies, manage corporate travel programs and design and develop information systems tailored for our clients. The benefits derived by our clients typically increase proportionately with the amount of spending, in that we can obtain direct benefits for the clients by negotiating favored terms with suppliers and provide the client with better management information regarding their spending patterns through active, involved account management and customized reporting capabilities.

     We provide vacation travel services using destination specialists who have first-hand knowledge of various destinations and the capability to handle a client's specific vacation travel needs. We help our clients design and implement vacations suited to their particular needs and try to do this in the most cost-efficient manner. In addition, we focus our attention on servicing the travel requirements of travel and vacation clubs to garner significant group purchasing power. We provide meeting, special event and incentive planning to corporate clients ranging from Fortune 500 companies with thousands of travelers to smaller companies with more modest meeting requirements. We plan events ranging in size from 10 to over 3,000 people. We have the capability to coordinate all aspects of a client's conference or event including servicing general travel needs, booking group airline tickets as well as meeting supervision and the production of all collateral needs. Our meeting, special event and incentive planning services include program development, promotion support, site selection, contract negotiations, registration and on-site management for corporate events in addition to fulfillment of travel service requirements. We also provide discount airline ticket and hotel programs.

     Hickory Travel Systems, Inc.
     ----------------------------

     Hickory is a travel management service organization that primarily serves a network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agency locations worldwide, that focus primarily on corporate travel. We intend to utilize Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange.

     American  Travel  &  Marketing  Group
     -------------------------------------

     American Travel & Marketing Group, Inc., our subsidiary, operates six (6) affinity-based travel clubs, as discussed below under the heading "Vacation Homes and Travel Resorts." Highly advantageous travel benefits are the key to distinguishing our affinity club creation and management from the older model of single purpose clubs. In addition to travel benefits, we actively promote cross-marketing strategies to engage non-traditional sponsors to provide significant benefits to the members that would otherwise not be available to them in a traditional affinity club. We utilize TraveLeaders to fulfill the travel service needs of these affinity based clubs.

     Distribution  of  Our  Travel  Services
     ---------------------------------------

     We provide our travel services to our clients through several distribution channels, including traditional brick and mortar regional and branch offices, dedicated on-site corporate travel departments, call centers and Internet technologies.

     TraveLeaders has two large call center operations in Coral Gables, Florida and Irvine, California with eight branch offices as follows:

     -    Florida  -  Ft.  Lauderdale,  Boca  Raton,  Orlando,  Tampa
     -    Pennsylvania  -  Philadelphia,  Lancaster
     -    Ohio  -  Cincinnati
     -    California  -  San  Francisco

     These branch offices provide several corporate and vacation travel services to our clients. These offices are primarily used by small companies as well as vacation travelers seeking expertise in domestic and international destinations. In addition, TraveLeaders has three small primarily leisure offices in Largo, Florida, Mt. Laurel, New Jersey, and Sinking Springs, Pennsylvania.

     We operate approximately fourteen (14) on-site offices located at corporate client premises, where we provide customized trip planning, reservation and ticketing services to the employees of such corporate clients.

     Hickory operates a 24-hour call center which we plan to use to service our travel clients and provide travel marketing services.

     We also maintain an online reservation and booking website at www.traveleaders.com. This website permits both corporate and vacation clients to book airline flights, hotel reservations, car rental reservations, cruises and vacation specials. We currently operate over a dozen web sites dedicated to specific types of travel planning.

Competition  in  the  Travel  Industry
--------------------------------------

     The travel services industry is highly competitive. We compete with a large number of other providers of corporate and vacation travel services. Some of our competitors include multi-national corporations that have significantly greater resources than we have. These significantly larger competitors continue to expand their size which may give them access to new products and more competitive pricing than we can offer. We also compete with Internet travel service providers and directly with travel suppliers including, airlines, cruise companies, hotels and car rental companies. We are faced with increasing use of the Internet by both business and vacation travelers to purchase products and services directly from travel suppliers, that could result in bypassing us and travel service providers similarly situated to us. To meet that competition, we have developed and will continue to develop business models to enable TraveLeaders to obtain a growing market share of the 'agent free' travel business. We also compete by bundling our products in competitively priced tour packages.

VACATION  HOME  AND  TRAVEL  RESORT  OPERATIONS

     The Company's vacation home and travel resort operations will be conducted under three business segments. One will acquire tracts of real estate suitable for vacation resort properties, which will be subdivided, improved and sold, typically on a retail basis to our range of clients as vacation home sales. The other operation is planned to develop, market and sell vacation ownership interests in the Company's future resort properties primarily through vacation clubs. The third segment is the ongoing hospitality management of the resorts built by the Company. While our vacation home management is not a condition of a purchase at any of our resorts, the consumer may elect to employ our management subsidiary to handle all aspects of the care and economics of their vacation home, including but not limited to the supervision of the home in a rental arrangement.

     Vacation  Homes  and  Travel  Resorts
     -------------------------------------

     Our first vacation home resort will be conducted through our subsidiary, Tierra Del Sol Resort, Inc. ("TDSR"). We intend to develop high-quality vacation resort properties comprised of vacation homes and other resort amenities. We seek to acquire suitable land for this purpose in locations where the demand for vacation properties is strong throughout the year, including Florida and the Caribbean. We intend to create and promote our vacation and travel clubs to the general public to provide revenue for our vacation home and travel resort properties. In addition, we hope to derive additional revenues from vacation and travel club membership dues, conversion of travel club members to vacation club members, and travel commissions from the fulfillment of services by our travel services division.

     We plan to develop our vacation resort properties to enable certain qualifying vacation homeowners to include their homes in voluntary rental arrangements. We plan to provide vacation resort homeowners a comprehensive set of vacation rental and property management and rental services. The services will consist of marketing, reservations, guest services, basic resort services, maintenance, repair and cleaning, management of home owner and condo associations, record keeping and billing, and representation of homeowners' interests with guests.

     We have finished the planning stage for the Sonesta Orlando Resort, a 972-unit vacation home resort to be located just outside of Orlando, Florida. The Sonesta Orlando Resort will be our first property. On January 29, 2005, we entered an operating agreement with Sonesta, a nationally recognized luxury resort management company. While retaining the primary management responsibility, we delegated substantially all of the hospitality responsibilities within the management of the resort to Sonesta.

     We plan to construct the Sonesta Orlando Resort in two phases. Phase I is scheduled to include 430 residential units, an 84,000 square foot clubhouse (approximate square footage under air), and one of Central Florida's largest swimming and recreation complexes which includes a combination pool and lazy river swimming feature, an outdoor sports bar and food service, restroom facilities, showers, water slides, beach volleyball and extensive sundecks. Phase II is scheduled to include 542 residential units and additional amenities. The Phase II resort amenities contemplated include miniature golf, a flow rider water attraction, a wave pool, Rapid River, and a children's multilevel interactive water park. Phase II clubhouse improvements will include the finishing, equipping and furnishing of banquet/meeting rooms, casual and fine dining restaurants, a full service spa, a sales center and an owners' club. We estimate that the cost to complete the construction of Phase I will be $156,500,000, of which $19,200,000 million will be for horizontal construction, $24,900,000 million will be for the clubhouse and resort amenities, $67,600,000 million will be for vertical construction on 430 units and $45,400,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. We plan to have the first phase of horizontal construction cost of $19,200,000 funded by the Westridge Community Development District ("District") via the sale by the District of bonds issued on a non-recourse basis ("CDD Bonds"). The District was initially created by the Company and enabled by an order of the State District Court. The debt service on the CDD Bonds will be paid by all of the owners of real property within the District as a quasi-public cost for the community benefit provided by the infra-structure and green spaces the District will create and preserve. We are currently in the final stages of the negotiations with a national banking institution for the provision of a $96,600,000 conventional construction loan that we expect to close in May 2005. We have also given the same banking institution the underwriting role in the sale of the CDD Bonds. We expect to close the first offering of the CDD Bonds in May 2005. We plan to begin construction of Phase I upon the closing of the conventional construction loan and the sale of the first offering of the CDD Bonds.

     In November 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress Ltd. ("Xpress") to sell the vacation homes in the Sonesta Orlando Resort. Malcolm J. Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer, and members of his family are the majority shareholders of Xpress. As of March 30, 2005, they have pre-sold 648 vacation homes in a combination of contracts on Town Homes and Reservations on condominiums in the Sonesta Orlando Resort for total sales volume to date of over $216 million.

     American Travel & Marketing Group, Inc. ("ATMG" and its d/b/a, "American Affinity Clubs" or "AAC"), our subsidiary, operates six (6) affinity-based travel clubs. American Affinity Clubs has developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. Typically, American Affinity Clubs will identify a national retail entity and propose to create a club to be comprised of persons in their target demographic, the purpose of which would be to foster loyalty to their brands. The incentives for membership are a rich assortment of discounted travel opportunities that are tailored to their target demographic as well as a significant array of special membership benefits that are provided by sponsors of nationally known products and services. American Affinity Clubs derives revenues from membership dues, sponsorship premiums and travel commissions. In addition to revenue generation, American Affinity Clubs will also provide traffic to the Company's vacation home and travel resort properties. We believe that American Affinity Clubs will generate increased travel business through the creation of additional clubs comprised of affinity-based travelers. We believe that AAC is poised to secure market share of the affinity-travel marketing segment. As the proprietor and manager of the clubs it creates, AAC anticipates substantial revenue from annual membership fees and commissions earned on the sale of travel services, once the infrastructure has been finalized to communicate and sell to its affinity-based club databases. We expect that American Affinity Clubs will derive revenue from sales opportunities to Hickory's corporate clients, Hickory's bulk purchasing power and fulfillment capacity, and access to our vacation home and travel resort properties.

     Management of our vacation resorts will be conducted through our subsidiary, American Leisure Hospitality Group, Inc. ("ALHG"). ALHG entered into an operating agreement with Sonesta which delegates to Sonesta substantially all of the hospitality responsibilities for the Sonesta Orlando Resort. ALHG retains primary responsibility for the management of the resort.

COMMUNICATIONS  SERVICES

     The Company's subsidiary, American Sterling Corp., ("AS") currently owns the equipment necessary to operate two (2) call centers. In December 2004, we entered into a joint venture with IMA, Ltd., a Barbados company, to open a telecommunications center in Antigua-Barbuda (the "Antigua Call Center"). IMA, Ltd. currently operates the Antigua Call Center. The other center, based in Coral Gables, Florida is not yet operational. The Company is in negotiations with another call center operator for the utilization of that center. The services provided by the Antigua Call Center are both in-bound and out-bound traffic for customer service and accounts receivable management. The clients of the Antigua Call Center are well known national businesses with well-established credit and operational systems. We expect this call center to serve a variety of large and small corporations by contacting customers in the United States and the United Kingdom.

     The American Sterling subsidiary, Comtech Fibernet, Inc., specializes in the design, installation and operation of Fiber To The Home Networks, a method of delivering massive bandwidth and other telecommunications and video signals to the home in a revolutionary way.

     Almost from the conception of fiber-optic cable, fiber-to-the-home (FTTH), or the passive optical network (PON), has been envisioned as the network of the future. Single-mode fiber combines very low signal loss per kilometer with high carrying capacity. On the surface, these traits should make an ideal network with very high bandwidth availability, ultra reliability, and the ultimate in network future-proofing.

     After 25 years of being considered the future of access networks, FTTH is now being deployed on a large scale in the United States. For several years, the ever-increasing number of FTTH deployments has been driven mainly by nontraditional carriers such as utility companies, municipalities, and home developers as well as a few CLECs. Today, however, FTTH also has become the technology of choice for many independent LECs and at least one large incumbent, both for new builds and overbuilds. The economic and technical reasons for this change have much to do with outside plant (OSP) innovations that reduce the labor and active electronics costs of an FTTH installation.

     The Company expects significant growth from Comtech Fibernet, Inc.

Competition  in  the  Communications  Services  Industry
--------------------------------------------------------

     The Company opened the Antigua Call Center due to the new demand for call centers in the Caribbean.

     The call-center business is booming in the Caribbean, as telecom deregulation in the islands slashes costs and U.S. companies spread their growing overseas call-center business to lower-cost sites "near-shore." Persons employed in Caribbean call centers have more than doubled to 25,000 over the past two years and likely will double again by the end of 2006, according to a report from Miami-based researcher Zagada Markets.

     Proximity means U.S. managers can easily visit and troubleshoot. Plus, it means call-center agents tend to be more familiar with U.S. culture than agents in more distant lands such as India. Caribbean nations are pursuing the call-center business, anxious to create jobs and nurture clean industry that complements their vital tourism industry. Many islands offer tax breaks, training programs and other lures.

     Competition may be robust but at present the Company believes demand still exceeds the supply. The Company cannot guaranty how long it will experience this favorable market condition.

PATENTS,  TRADEMARKS  &  LICENSES  WHAT  ABOUT  THE  NAME  TRAVELEADERS

     The Company does not own any patents, trademarks, copyrights or other forms of intellectual property. We will register or apply to register our trademarks when we believe registration is warranted, and important, to our ongoing business operations. We have registered and own a number of Internet domain names including americanleisureholdings.com and www.traveleaders.com.

GOVERNMENTAL  REGULATION

     The travel, real estate development and vacation ownership industries are subject to extensive and complex regulation. We are, and may in the future be, subject to compliance with various federal, state, and local environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and vacation ownership interests. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. We are, or may be subject to the Fair Housing Act and various other federal statutes and regulations. In addition, there can be no assurance that in the future, vacation ownership interests will not be deemed to be securities subject to regulation as such, which could have a material adverse effect. We believe that we are in compliance in all-material respects with applicable regulations. However, no assurance can be given that the cost of complying with applicable laws and regulations will not be significant or that we are in fact in compliance with all applicable laws. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us.

     We are subject to various federal and state laws regarding our tele-service sales and telemarketing activities. We believe we are in compliance in all material respects with all federal and state telemarketing regulations. There can be no assurances, however, that our practices and methods would not be subject to additional regulation or regulatory challenge.

     The industries we will serve may also be subject to varying degrees of government regulation. Generally, in these instances, we rely on our clients and their advisors to develop and provide us with the scripts for each campaign. We anticipate that our clients will indemnify us against claims and expenses arising with respect to the scripts provided by our clients.

EMPLOYEES

     We have 75 employees, all of which are employed on a full-time basis. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

ITEM 2.     DESCRIPTION OF PROPERTY

     Our corporate headquarters are located in Saddlebrook, New Jersey. Our Saddlebrook facility is approximately 5,000 square feet, of which 250 square feet houses AMLH's executive offices. This facility is leased by Hickory Travel Systems for $156,524 per year and AMLH does not pay any rent to Hickory for the executive office.

     We own the land on which the Sonesta Orlando Resort will be situated. We purchased this land for $5,560,366. It is currently subject to mortgages in an amount equal to approximately $12,000,000 which represents approximately a 35% loan to value ratio. As a developer of vacation resort properties, we may also purchase additional parcels of land for resort development.

     The Company's Traveleaders assets are located in a building leased by AWT from a partnership comprised of AWT shareholders. TraveLeaders occupies almost all of the 40,000 square feet at 1701 Ponce De Leon Boulevard, Coral Gables, Florida. The Company plans to move various other subsidiaries into the available space. The lease expires in December of 2006. The Company has commenced its search for alternative leaseholds.

ITEM 3.     LEGAL PROCEEDINGS

    We are a defendant in an action that was filed in Orange County, Florida. In June, 2001, Rock Investment Trust, P.L.C., a British limited liability company, and RIT, L.C., a related Florida limited liability company, filed suit against Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc. (the "Defendants"), seeking either the return of an alleged $500,000 investment or an ownership interest in one or more of the defendant entities equivalent to the alleged investment amount. This lawsuit involves allegations of fraud against Malcolm J. Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer. The Defendants have denied all claims and have counterclaimed against Rock Investment Trust and its principal, Roger Smee, seeking damages in excess of $10 million, assuming success on all aspects of the litigation. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remain to be done, based on the status of the record developed thus far, our counsel believes that Rock Investment Trust's and RIT's claims are without merit and that the counterclaim will be Successful, although damages are uncertain. This case has been inactive since February 2002, although opposing counsel did file discovery documents in the past year to keep the case from being dismissed for lack of prosecution.

     We are a defendant in an action that was filed in Miami-Dade County, Florida. In March 2004, Manual Sanchez and Luis Vanegas filed suit against us, various subsidiaries and various officers alleging claims of breach of their respective employment contracts and related stock purchase agreements. Those executory agreements were components of a venture to which we had conditionally committed but did not consummate due to non-performance by other parties to the venture. This lawsuit involves allegations of fraud against Malcolm J. Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer. We have vigorously defended the lawsuit. We do not believe that the claims have any merit. The case is in the early discovery phase and dispositive motions filed by us are pending.

     In February 2003, the Company's subsidiary American Leisure, Inc. ("ALI") was joined in a third party lawsuit filed by Howard Warren v. Travelbyus, Inc. William Kerby, David Doerge, DCM/Funding III, LLC, Balis Lewittes and Coleman, Inc. under a theory of joint venture liability with the primary defendant, Travelbyus. The plaintiff had alleged damages of approximately $5,557,195. On November 4, 2004, the plaintiff moved to voluntarily dismiss its claim against ALI, which order was granted by the court. The dismissal becomes irrevocable one year from the date the order was entered.

     On March 30, 2004, the Company's President, Malcolm Wright, was individually named as a third-party defendant in the Circuit Court of Cook County, Illinois, Chancery Division, under the caption: Cahnman v. Travelbyus, et. al. Additionally, on July 23, 2004, the primary plaintiffs filed a motion to amend their complaint to add direct claims against the Company's subsidiary, American Leisure, Inc. ("ALI") as well as Mr. Wright. On August 4, 2004, the plaintiffs withdrew that motion and have not asserted or threatened any direct claims against ALI, Mr. Wright or the Company.

     In early May 2004, Around The World Travel, Inc. ("AWT"), from which on December 31, 2004 we purchased substantially all of its assets, filed a lawsuit with the clerk of the Miami-Dade Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. We were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against AWT and us in a lawsuit styled Seamless Technologies, Inc. et al v. Keith St. Clair et al. This suit alleges that AWT has breached the contracts and also that we and AWT's Chief Executive Officer were complicit with certain officers and directors of AWT in securing ownership of certain assets for us that were alleged to have been a business opportunity for AWT. This lawsuit involves allegations of fraud against Malcolm J. Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by AWT. In a related matter, the attorneys for Seamless brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mirrors the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against the Company includes monetary damages and litigation costs. All three suits have been brought to the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the "Seamless Suit"). We have retained legal counsel regarding these matters. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us.

     In the ordinary course of its business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.

     The Company is not aware of any proceeding to which any of its directors, officers, affiliates or security holders are a party adverse to the Company or have a material interest adverse to the Company.




ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, $.001 par value per share, is traded on the over-the-counter Bulletin Board (the "OTCBB") under the trading symbol "AMLH."

     The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported on the OTCBB, except as otherwise noted. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                      2004 (1)            HIGH BID     LOW BID
                                         ----------   ---------
                      Fourth Quarter        $1.50      $1.25
                      Third Quarter         $2.02      $1.30
                      Second Quarter        $2.00      $0.45
                      First Quarter         $0.60      $0.25

                      2003                HIGH BID     LOW BID
                                         ----------   ---------
                      Fourth Quarter        $0.75      $0.26
                      Third Quarter         $0.40      $0.10
                      Second Quarter        $0.27      $0.08
                      First Quarter         $0.20      $0.10

(1) Our common stock was de-listed from the OTCBB during the period from May 21, 2004 to January 26, 2005, as a result of one delinquent filing with the Commission. The high and low bid prices for our common stock for the second, third and fourth quarter of 2004, as listed above, were reported by Pink Sheets, LLC. Our common stock was cleared for quotation on the OTCBB on January 26, 2005.

     As of March 31, 2005, the Company had 329 holders of record of the common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

DIVIDEND  POLICY

     We have never declared or paid dividends on our common stock. We do not anticipate paying dividend on our common stock in the foreseeable future. We intend to reinvest in our business operations any funds that could be used to pay dividends. Our common stock is junior in priority to our preferred stock with respect to dividends.

     Cumulative dividends on our issued and outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series E Preferred (as the same may be amended from time to time) accrue at a rate of $1.20, $12.00, $4.00, and $4.00, respectively, per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. We have authorized and agreed to issue Series F Preferred Stock as currency for the purchase of AGT assets valued at $193,260. The Series F Preferred Stock has cumulative dividends that accrue at a rate of $1.00 per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. The Series F Preferred Stock has not been issued as of this filing. Dividends on our preferred stock accrue from the date on which such shares of preferred stock are issued and outstanding and thereafter from day to day whether or not earned or declared and whether or not there exists profits, surplus or other funds legally available for the payment of dividends. We have never paid any cash dividends on our preferred stock. All dividends on preferred stock accrue without interest until the Company declares a profit.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company has issued the following securities without registration under the Securities Act of 1933 (the "Act" or the "Securities Act") during the period covered by this report:

     In January 2004, the Company issued warrants to purchase 390,000 shares of the Company's common stock to Arvimex, Inc. ("Arvimex"). The warrants are divided into two classes. The first class, comprised of 120,000 warrants, bears an exercise price of $0.001 per share of common stock and are exercisable until December 31, 2008. The second class, comprised of 270,000 shares, bears an exercise price of $2.96 per share of common stock and are exercisable until December 31, 2008. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     In March 2004, the Company issued 340,000 shares of common stock to GCD Acquisition Corp. as partial consideration for the purchase of $22,600,000 in secured notes. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company. The Company also assumed the seller's liability on a $5,000,000 promissory note to the Seller of said secured notes to GCD.

     In March 2004, the Company issued warrants to purchase 300,000 shares of the Company's common stock to Stanford Venture Capital Holdings, Inc. ("Stanford") and warrants to purchase an aggregate of 300,000 shares of the Company's common stock equally to Daniel T. Bogar, William R. Fusselmann,
Osvaldo Pi, and Ronald M. Stein, employees of Stanford ( collectively, the "Stanford Employees"). The warrants to purchase an aggregate of 600,000 shares that were issued to Stanford and the Stanford Employees had an exercise price of $0.001 per share of common stock and were exercised as discussed below. Also in March 2004, the Company issued warrants to purchase 675,000 shares of the Company's common stock to Stanford and warrants to purchase an aggregate of 675,000 shares of the Company's common stock to the Stanford Employees. The warrants to purchase an aggregate of 1,350,000 shares that were issued to Stanford and the Stanford Employees had an exercise price of $2.96 per share which in June 2004 were subsequently reduced to $0.001 per share. The warrants discussed in this paragraph, above, were issued as consideration for Stanford providing a $6,000,000 line of credit to the Company. The exercise price on 1,350,000 warrants was reduced, as discussed above, in connection with $4,000,000 of additional financing provided by Stanford. In May 2004, the Company issued an aggregate of 600,000 shares of common stock to Stanford and the Stanford Employees upon their exercise of their warrants at $0.001 per share of common stock (or an aggregate of $600). In June 2004, the Company also issued warrants to purchase 500,000 shares of the Company's common stock to Stanford in connection with the additional $4,000,000 of financing. The warrants to purchase 500,000 shares that were issued to Stanford had an exercise price of $5.00 per share, but the exercise price was reduced to $0.001 with respect to warrants to purchase 100,000 of the shares in November 2004. The exercise price was reduced in connection with $1,250,000 of additional financing provided by Stanford. In September 2004, the Company issued an aggregate of 1,350,000 shares of common stock to Stanford and the Stanford Employees upon their exercise of their warrants at $0.001 per share of common stock (or an aggregate of $1,350). In December 2004, the Company issued an aggregate of 100,000 shares of common stock to Stanford and the Stanford Employees upon their exercise of their warrants at $0.001 per share of common stock (or an aggregate of $100). The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the warrants and shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company; however, the Company paid $150,000 to a third party agent as an introductory fee.

     In March 2004, the Company issued warrants to Bill Chiles, a director of the Company, to purchase 168,672 shares of the Company's common stock at an exercise price of $2.96 per share of common stock. Also, in March 2004, the Company issued warrants to Malcolm Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer, to purchase 347,860 shares of the Company's common stock at an exercise price of $2.96 per share of common stock. The Company issued the warrants to Messrs. Chiles and Wright as consideration for their personal guarantees of the Company's debt and pledges of their shares of the Company's stock to Stanford as part of the security for the financing that Stanford provided to the Company. In addition, Mr. Wright has personally guaranteed the Company's indebtedness of $6,000,000 to Stanford. The Company is under a continued obligation to issue warrants at $1.02 to Messrs Chiles and Wright for guarantees they may be required to give on the company's behalf going forward. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

     In April 2004, the Company approved the issuance of 24,101 shares of Series E Preferred Stock, par value $.001 per share, to The Shadmore Trust U/A/D 12/26/89 as part of the Company's acquisition of the majority interest in the preferred stock of AWT. The Series E Convertible Preferred Stock ranks senior to the Company's common stock as to dividends and liquidation preference. Each share of Series E Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into a maximum of 6.666 fully paid and non-assessable shares of Common Stock. The Company also issued an unsecured note in the amount of $1,698,340 to Shadmore in connection with the acquisition of debt owed to them by AWT. The note bears interest at a rate of four percent (4%) per annum with weekly payments in the amount of $5,000 until the note is fully paid or April 1, 2011, whichever is first. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares and the note for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

     In October 2004, the Company issued to Arvimex warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $0.001 per share of common stock in consideration for an unsecured loan of AWT in the principal amount of $500,000 that Arvimex transferred to the Company. Arvimex loaned the money to AWT to provide funds to AWT while the Company conducted due diligence of TraveLeaders and sought to secure an additional $1,250,000 of financing from Stanford. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants and the note for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

     In October of 2004, the Company authorized the issuance of warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.02 per share to be issued to persons who serve on both the Company's board of directors and the Company's advisory board to the board of directors at the rate of 50,000 warrants per person. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances will not involve a public offering, the recipients have access to information that would be included in a registration statement, will take the shares for investment and not resale and the Company will take appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts will be paid by the Company.


     In  November  2004,  the  Company  exchanged  325  shares  of  its Series B
Preferred Stock with American Communications, LLC for equipment valued at $32,640. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

     On  December  22,  2004,  the  Company  issued  120,000  shares of Series A
Preferred Stock, par value $0.001 per share, to Xpress Ltd. ("Xpress") for $1,200,000. The Series A Convertible Preferred Stock ranks senior to the Company's common stock as to dividends and liquidation preference. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into ten (10) fully paid and non-assessable shares of Common Stock. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

     In December 2004, the Company issued Steven Parker warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.02 per share of common stock in consideration for Mr. Parker entering into a contract of employment with a subsidiary of the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

     In December 2004, the Company issued Toni Palatto warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $1.02 per share of common stock in consideration for Ms. Palatto entering into a contract of employment with a subsidiary of the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

     On December 31, 2004, the Company issued an aggregate of 260,000 shares of common stock to two entities and six individuals in consideration for services rendered to the Company and the exercise of warrants. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information in the following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact such as statements that refer to expectations, projections or other characterization of future events or circumstances may be deemed to be forward looking statement. For instance, those statements which include the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Therefore, the reader is advised that the following discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report and considered in light of the discussion of risks and other factors contained in this report and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this report should be construed as a guarantee or assurance of future performance or future results. Factors that might cause such a discrepancy include, but are not limited to those discussed below under the heading "Risk Factors." All forward looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward looking statements.

OVERVIEW

     Our results of operation are currently dependent on our travel services business provided by Hickory and TraveLeaders, and pre-sale contracts of units in the Sonesta Orlando Resort at Tierra Del Sol.

KNOWN TRENDS, EVENTS AND UNCERTAINTIES

     The Company expects to experience seasonal fluctuations in its gross revenues and net earnings. This seasonality may cause significant fluctuations in the Company's operating results. In addition, other material fluctuations in operating results may occur due to the timing of development of certain projects and the Company's use of the percentage-of-completion method of accounting with respect thereto. Furthermore, costs associated with the acquisition and development of vacation resorts, including carrying costs such as interest and taxes, are capitalized as inventory and will be allocated to cost of real estate sold as the respective revenues are recognized. The Company's management expects that the Company will continue to invest in projects that will require substantial development and significant amounts of capital funding.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31,
------------------------------------------------------------------------------
2003
----

     The Company had revenues of $6,419,320 for the fiscal year ended December 31, 2004, as compared to $3,327,483 for the fiscal year ended December 31, 2003, which represents a 93% increase in revenues. The increase in revenues was due to revenue from Hickory from a full year of 2004 as compared to revenue from Hickory for a partial year of 2003.

     Loss from operations increased $2,590,460 (or 159%) to $4,209,749 for the fiscal year ended December 31, 2004, as compared to loss from operations of $1,619,289 for the fiscal year ended December 31, 2003. Loss from operations consisted of depreciation and amortization of $1,161,582, general and administrative expenses of $7,967,487 and goodwill impairment loss of $1,500,000 for the fiscal year ended December 31, 2004, as compared to depreciation and amortization of $685,484, general and administrative expenses of $4,261,288 and goodwill impairment loss of $0 for the fiscal year ended December 31, 2003. The increase in loss from operations was due to the increase in depreciation and amortization and general and administrative expenses. The Company realized good will impairment loss during 2004 due to the write-down of its investment in the common and preferred stock of AWT. The Company paid approximately $17,500,000 for the investment which was valued by an independent third party at approximately $16,000,000, and the Company wrote off $1,500,000.

     Loss from operations before minority interests was $7,131,825 for the fiscal year ended December 31, 2004, as compared to loss from operations before minority interests of $1,619,289 for the fiscal year ended December 31, 2003. The increase in loss from operations before minority interests was directly attributable to the increases in depreciation and amortization and general and administrative expenses as wells as the goodwill impairment loss.

     The Company had $510,348 attributable to minority interests for the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003.

     Net loss before income taxes for the fiscal year ended December 31, 2004 was $7,642,173 as compared to net loss before income taxes of $1,108,941 for the fiscal year ended December 31, 2003. The increase in net loss before income taxes was directly attributable to the increases in depreciation and amortization and general and administrative expenses as wells as the goodwill impairment loss.

     The Company recorded a provision for income taxes of $(12,824) for the fiscal year ended December 31, 2004, as compared to a provision for income taxes of $0 for the fiscal year ended December 31, 2003.

     The Company had a net loss of $7,654,997 for the fiscal year ended December 31, 2004, as compared to a net loss of $1,108,941 for the fiscal year ended December 31, 2003, which represents an 86% increase in net loss.

     Historically, Hickory has had seasonal losses during the first three quarters, and net profits during the fourth quarter of each year.

     Basic and diluted net loss per share was $0.89 for the fiscal year ended December 31, 2004, as compared to basic and diluted net loss per share of $0.16 for the fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total current assets of $6,000,365 as of December 31, 2004, which consisted of accounts receivable of $3,539,387, cash of $2,266,042, note receivable of $113,000, prepaid expenses and other of $51,460, and other current assets of $30,476

     The Company had total current liabilities of $24,358,918 as of December 31, 2004, which consisted of maturities on long-term debt and notes payable of $9,605,235, accounts payable and accrued expenses of $6,129,321, customer deposits of $2,752,535, other of $2,332,886, current maturities of notes payable to related parties of $1,910,629, accrued expenses of officers of $1,355,000 and shareholder advances of $273,312.

     The Company had negative net working capital of $18,358,553 as of December 31, 2004. The ratio of total current assets to total current liabilities was approximately 25% as of December 31, 2004.

     During the fiscal year ended December 31, 2004, the Company's working capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. Additionally, the note on the TDSR property in the amount of $6,000,000 (due in March 2005) is now a current liability. The Company intends to use a portion of the funds from the construction loan for the Sonesta Orlando Resort which loan it plans to close in May 2005.

     The Company has a history of generating net losses. The Company's primary sources of cash have been the acceptance of deposits on presales of its TDSR project, increases in its credit facilities from Stanford, increases in accounts payable and accrued expenses, and increases in shareholder loans to the Company.

     Net cash provided by operating activities was $9,108,807 for the fiscal year ended December 31, 2004, as compared to net cash used in operating activities of $2,339,445 for the fiscal year ended December 31, 2003. The change from net cash used in to net cash provided by operating activities was primarily due to an increase in deposits of $16,669,347 associated with presales of the TDSR project, an increase in accounts payable and accrued expenses of $3,383,125 and an adjustment for impairment loss of $3,685,278 that were offset by an increase in prepaid commissions of $8,355,410, and a decrease in receivables of $382,125.

     Net cash used in investing activities was $14,858,640 for the fiscal year ended December 31, 2004, as compared to net cash used in investing activities of $4,282,067 for the fiscal year ended December 31, 2003. The increase in net cash used in investing activities was due to the capitalization of real estate carrying costs of $8,124,587, advances to AWT of $4,789,463 and the acquisition of fixed assets of $3,511,881.

     Net cash provided by financing activities was $7,281,023 for the fiscal year ended December 31, 2004, as compared to net cash provided by financing activities of $7,305,865 for the fiscal year ended December 31, 2004. The increase in net cash provided by financing activities was primarily due to proceeds from debt of $8,860,943 and proceeds from notes payable to related parties of $312,377, which were offset by payments of advances of $757,571, payment of debt of $316,218 and payments to related parties of $818,508 for the fiscal year ended December 31, 2004.

     The Company has limited liquidity and limited access to additional capital resources. The Company does not expect to derive the capital to totally fund its ongoing obligations from operating results until the end of 2006. The Company owes certain shareholders approximately $3,000,000 of debt that has already matured. These shareholders were repaid their debt in March 2005 from the sale proceeds of the unimproved land in Davenport, Florida. In addition, the Company accrues salary to its chief executive officer and its directors. As of December 31, 2004, the aggregate amount of salaries payable to Malcom J. Wright, the Company's Chief Executive Officer, was $1,000,000. The Company accrues interest at a rate of 12% compounded annually on the salaries payable to Mr. Wright. As of December 31, 2004, the aggregate amount of interest accrued on salaries payable to Mr. Wright was $105,000. In May 2004, we began accruing $100,000 per year as salaries payable to L. William Chiles, a director of the Company and the President of Hickory, for his services. As of December 31, 2004, the aggregate amount of salaries payable to Mr. Chiles was $66,400. The Company does not accrue interest on the salaries payable to Mr. Chiles.

     We need additional capital for Hickory, TraveLeaders, AMLH, AS and AMTG. Even though the Company has obtained various credit facilities from Stanford (discussed below), the Company will still have to obtain new sources of capital until operations provide sufficient cash flow to finance our business activities. Although obtaining additional capital is not guaranteed, the Company's management believes it will be able to obtain the capital required to meet the Company's current obligations and actively pursue the Company's planned business activities.

     The Company needs to raise approximately $4,500,000 to satisfy its cash requirements for the next twelve (12) months. This money will be used for the working capital needs of Hickory during the first three quarters of 2005, TraveLeaders, AMLH, AS and ATMG. Based on Hickory's operating history, we expect them to have sufficient cash flow during the fourth quarter of 2005. In addition, the Company needs approximately $116 million in third-party capital to begin the construction and development of Phase 1 of the Sonesta Orlando Resort. The Company will have closed commitments for this capital prior to commencing construction. The capital needed is in addition to capital that the Company previously received as discussed below. During the period from December 2003 to December 2004, the Company received an aggregate of $11.25 million of convertible note financing from Stanford, $16,669,347 in deposits from the presale of units for the Sonesta Orlando Resort and $2,050 from the exercise of warrants. In March 2005, the Company received net proceeds of approximately $2,730,000 from the sale of unimproved land in Davenport, Florida. The Company intends to raise additional capital in one or more private placements of equity or convertible debt financing, or through a sale-leaseback of its equipment. The Company is currently negotiating with a banking institution to provide a $96.6 million conventional construction loan for the Sonesta Orlando Resort which the Company expects to close in May 2005. The Company has also engaged the same banking institution to underwrite and place the sale of $26,000,000 of CDD Bonds, the first round of which the Company also expects to close in May 2005. If additional capital is raised by issuing equity and/or convertible debt, the ownership interests of our current stockholders may be diluted. Future investors may be granted rights superior to those of existing stockholders. At this time, the Company does not have any commitments for additional capital from third parties or from its officers, directors or majority shareholders. There can be no assurance that additional capital will be available to the Company from any of the sources discussed in this paragraph, that any additional capital which may be received will be sufficient, or that other arrangements will be available when needed or on terms satisfactory to the Company. If we do not receive a sufficient amount of additional capital on acceptable terms, we will have to delay, curtail or scale back some or all of our operations.

RISK  FACTORS

Risks  Relating  To  Our  Business
----------------------------------

WE NEED $4,500,000 MILLION OF ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL, TO FULLY IMPLEMENT OUR BUSINESS PLAN

     We need to raise an aggregate of $4,500,000 million of additional capital for Hickory, TraveLeaders and AMLH, AS and AMTG. If we do not receive a sufficient amount of additional capital on acceptable terms, or at all, we may be unable to fully implement our business plan which includes, but is not limited to, making additional acquisitions for cash, and satisfying on-going cash requirements for our operations and material commitments. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional capital may not be available to us on favorable terms, if at all. If we cannot obtain a sufficient amount of additional capital, we will have to delay, curtail or scale back some or all of our operations, which would have a materially adverse effect upon our business and results of operations.


WE HAVE RECEIVED $11.355 MILLION OF CONVERTIBLE DEBT FINANCING FROM STANFORD WHICH IMPOSES SUBSTANTIAL OBLIGATIONS ON US.

     The Company received an aggregate of $11.355 million of credit facilities from Stanford in three tranches during the period from September 2003 to December 2004. The first tranche of $6 million was received during the period from September 2003 to March 2004 in the form of a convertible note with a conversion rate of $15 per share (the "$6 million Credit Facility"). The second tranche of $4 million was received during the period April 2004 to August 2004 in the form of a convertible note for $3 million and a convertible note for $1 million, both of which notes have a conversion price of $10 per share (the "$4 Million Credit Facility"). The third tranche of $1.355 million was received during the period October 2004 to December 2004 as an addition to the $4 Million Credit Facility (the "$1.355 Million Credit Facility"). The convertible notes and the documents related thereto are collectively referred to herein as the "Credit Facilities." The Credit Facilities impose certain obligations on the Company including, but not limited to, the issuance of warrants, some of which were modified to provide for an exercise price of $.001 per share to secure the additional $1.355 million, the registration under the Securities Act of the shares of common stock that may be received upon conversion of the notes and exercise of the warrants, and the issuance of a security interest in the Company's assets including the Company's ownership interest in certain subsidiaries and the requirement to file a Registration Statement with the Commission to register the stock that is issuable upon conversion of the Credit Facilities into common stock as well as the stock to be issued upon the exercise of the warrants granted to Stanford and its associates by dates agreed to in the original loan documents, as amended. If the Company fails to timely file such Registration Statement with the Commission, the Company must issue to each holder of the original warrants, warrants to purchase 10% of the warrants originally issuable to the holder, under the same terms and conditions of the original grant of the warrants, for each calendar quarter of the failure to file. In addition, the Company shall be required to issue to the holders 10% of the shares of common stock to which the Credit Facility is convertible for each calendar quarter of the failure to file. As of the filing of this report, the Company has not filed a registration statement required by the Credit Facilities. The Company and Stanford have modified the terms of the Credit Facilities to provide that the Company must file the registration statement before June 30, 2005. The Company can also be found in default of the Credit Facilities if, after registering a class of stock issuable to Stanford et al, it fails to timely file "all reports and other documents required to be filed with the Commission".

OUR CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHIEF FINANCIAL OFFICER IS INVOLVED IN A NUMBER OF OTHER BUSINESSES ENGAGED IN TRAVEL LEISURE AND/OR PROPERTY DEVELOPMENT THAT MAY CONFLICT WITH OUR BUSINESS

     Malcolm J. Wright, who serves as the Company's Chief Executive Officer, President and Chief Financial Officer and as a Director of the Company, is the President of, or otherwise involved in, a number of other business that are engaged in travel services distribution and/or property development that may conflict with our business. Mr. Wright is the President of American Leisure Real Estate Group, Inc., a real estate development company with which TDSR, our subsidiary, has contracted for the development of the Sonesta Orlando Resort, Xpress Ltd., with which TDSR has contracted for exclusive sales and marketing for the Sonesta Orlando Resort, Innovative Concepts, Inc., which operates a landscaping business, M J Wright Productions, Inc., which owns our Internet domain names, and Resorts Development Group, LLC, which will engage in real estate development. Mr. Wright is also the President of Osceola Business Managers, Inc., Florida World, Inc. and Sungate Resort Villas, Inc. which do not currently conduct any business operations. From time to time, Mr. Wright pursues real estate development, management, marketing and sales ventures that may be in direct competition with such ventures that the Company pursues or plans to pursue. If Mr. Wright becomes aware of such a venture and the Company does not have adequate capital resources to pursue the venture, Mr. Wright may fund, and otherwise pursue, the venture at the exclusion of the Company.

BECAUSE MALCOLM J. WRIGHT, OUR CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHIEF FINANCIAL OFFICER, IS INVOLVED IN A NUMBER OF OTHER BUSINESSES, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS

     Mr. Wright is the President of American Leisure Real Estate Group, Inc., Xpress Ltd., Innovative Concepts, Inc., Resorts Development Group, LLC, Osceola Business Managers, Inc., Florida World, Inc. and Sungate Resort Villas, Inc. The combined business activities of these companies require approximate 20% of Mr. Wright's time. Mr. Wright spends 80% of his time on our business. It is possible that the demands on Mr. Wright from these other businesses could increase with the result that he may have to devote less time as an executive officer and a director of our company. As a result, Mr. Wright may not possess sufficient time to serve as an executive officer and a director of our company. If Mr. Wright does not have sufficient time to serve our company, it could have a material adverse effect on our business and results of operations.

WE HAVE AGREED TO PROVIDE THE EXECUTIVE OFFICERS OF OUR SUBSIDIARIES A BONUS OF UP TO 19% OF THE PRE-TAX PROFITS OF THE SUBSIDIARY IN WHICH THEY SERVE AS OUR EXECUTIVE OFFICERS, WHICH WILL REDUCE OUR PROFITS

     The Company has generally agreed to provide the executive officers of each of its subsidiaries a bonus of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as our executive officers. The bonus will be paid for the five-year period beginning on the date that the Company enters into such an agreement with the subsidiary. Pursuant to this general agreement, Malcolm J. Wright is entitled to receive up to 19% of the pre-tax profits of Leisureshare International Ltd, Leisureshare International Espanola SA, TDSR, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., and American Leisure Hospitality Group, Inc. and any new company formed for the development and sale of vacation homes, hospitality management, and vacation ownership. L. William Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment of $2,700,000. Although Mr. Chiles' bonus is limited, it is not subject to the buy-out by the Company as discussed below as it will cease as soon as the $2,700,000 amount has been paid to him. The executive officers of the Company's other subsidiaries are entitled to share a bonus of up to 19% of the pre-tax profits of the subsidiary in which they serve as our executive officers. The Company has the right to buy-out of these agreements after a period of five years by issuing such number of shares of its common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third (1/3) of the P/E ratio of the Company's common stock at the time of the buyout divided by the greater of the market price of the Company's common stock or $5.00. We have not paid or accrued any bonus as of the filing of this report. If we pay bonuses in the future, it will reduce our profits and the amount, if any, that we may otherwise have available to pay dividends to our preferred and common stockholders. The Company believes that this program is an effective tool in attracting and retaining qualified executives who will be motivated to enhance earnings for the Company. Further, the Company believes that this program is a viable form of profit sharing that promotes long term commitment from its executives.

OUR CONTRACTS WITH SUPPLIERS OF TRAVEL SERVICES GENERALLY RENEW ANNUALLY AND IN SOME CASES MAY BE CANCELED AT WILL BY THE SUPPLIER; THEREFORE, ADVERSE CHANGES OR INTERRUPTIONS IN OUR RELATIONSHIPS WITH THEM COULD REDUCE OUR REVENUE

     We derive most of our revenue from commissions and fees that we receive pursuant to contracts that we have with suppliers of travel services to provide their services to our customers. These contracts generally renew annually and in some cases may be cancelled at will by the supplier. As such, our ability to maintain or expand these contracts depends in large part on our ability to maintain and expand good relationships with these and other suppliers of travel services including airline, hotel, cruise, tour and car rental suppliers. If we cannot maintain good relationships, our suppliers could contract with us on terms less favorable than the current terms of our contracts or the terms of their contracts with our competitors, exclude us from the products and services that they provide to our competitors, refuse to renew our contracts, or, in some cases, cancel their contracts with us at will. In addition, our suppliers may not continue to sell services and products through global distribution systems on terms satisfactory to us. If we are unable to maintain or expand good relationships, our ability to offer and expand travel service or lower-priced travel inventory could be significantly reduced. Any discontinuance or deterioration in the services provided by third parties, such as global distribution systems providers, could prevent our customers from accessing or purchasing particular travel services through us. If these suppliers cancel or do not renew the contracts, we would not have the range or volume of services it will require to meet demand and its future revenue would decline.

OUR SUPPLIERS OF TRAVEL SERVICES COULD REDUCE OR ELIMINATE OUR COMMISSION RATES ON BOOKINGS MADE THROUGH US OVER THE INTERNET WHICH WOULD LIKELY REDUCE OUR REVENUES

     We receive commissions paid to us by our travel suppliers such as hotel chains and cruise companies for bookings that our customers make through us over the Internet. Consistent with industry practices, our suppliers are not obligated by regulation to pay any specified commission rates for bookings made through us or to pay commissions at all. Over the last several years, travel suppliers have substantially reduced commission rates. Our travel suppliers have reduced our commission rates in certain instances. Future reductions, if any, in our commission rates that are not offset by lower operating costs from our Internet platforms could have a material adverse effect on our business and results of operations.

FAILURE TO MAINTAIN RELATIONSHIPS WITH TRADITIONAL TRAVEL AGENTS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATION

     Hickory has historically received, and expects to continue to receive, a significant portion of its revenue through relationships with traditional travel agents. Maintenance of good relationships with these travel agents depends in large part on continued offerings of travel services in demand, and good levels of service and availability. If Hickory does not maintain good relations with its travel agents, these agents could terminate their memberships and use of Hickory's products and services.

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY COULD SIGNIFICANTLY REDUCE OUR REVENUES

     Potential declines or disruptions in the travel industry include:

     - price escalation in the airline industry or other travel related industries;
     -    airline  or  other  travel  related  strikes;
     -    political  instability,  war  and  hostilities;
     -    bad  weather;
     -    fuel  price  escalation;
     -    increased  occurrence  of  travel-related  accidents;  and
     -    economic  downturns  and  recessions.

THE COMPANY MAY NOT IDENTIFY OR COMPLETE ACQUISITIONS IN A TIMELY, COST-EFFECTIVE MANNER IF AT ALL.

     In the event of any future acquisitions, the Company could issue additional stock that would further dilute current shareholders' percentage of ownership; incur debt; assume unknown or contingent liabilities; or experience negative effects on reported operating results from acquisition-related charges and amortization of acquired technology, goodwill and other intangibles. In the event that any of these events occur, it could have a material adverse effect on shareholder value, or the Company's results of operation or financial condition.

IF  WE  DO  NOT  EFFECTIVELY  MANAGE OUR GROWTH, THE QUALITY OF OUR SERVICES MAY
SUFFER

     The Company plans to grow rapidly and will be subject to related risks, including capacity constraints and pressure on its management, internal systems and controls. The ability of AMLH to manage its growth effectively requires it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of AMLH to manage this growth would have a material adverse effect on its business, operations and prospects.

EXCESSIVE CLAIMS FOR DEVELOPMENT-RELATED DEFECTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATION

     We will engage third-party contractors to construct our resorts and to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including structural integrity, the presence of mold as a result of leaks or other defects, electrical issues, plumbing issues, road construction, water and sewer defects, etcetera. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. A significant number of claims for development-related defects could adversely affect our liquidity, financial condition, and operating results.

THE  COMPANY  IS  RELIANT ON KEY MANAGEMENT AND IF THE COMPANY LOSSES ANY OF ITS
KEY MANAGEMENT, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON THE COMPANY'S BUSINESS AND OPERATIONS

     The success of the Company depends upon the personal efforts and abilities of Malcolm J. Wright and L. William Chiles. Mr. Wright is a Director of the Company and the Company's Chief Executive Officer, President and Chief Financial Officer. Mr. Chiles is a Director of the Company and President of Hickory. The Company's ability to operate and implement its business plan is heavily dependent on the continued service of Messrs. Wright and Chiles. The Company has not entered into an employment agreement with Mr. Wright. Competition in our industry for executive-level personnel such as Messrs. Wright and Chiles is fierce and there can be no assurance that we will be able to motivate and retain them, or that we can do so on economically feasible terms. The loss of Mr. Wright or Mr. Chiles could have a material adverse effect on the Company's business and operations. The Company is not the beneficiary of any life insurance policies on any of its executive officers or directors.

     Keith St. Clair is the Chief Executive Officer of AWT and a key person regarding the business operations of TraveLeaders. The Company obtained a $3,000,000 life insurance policy covering Keith St. Clair in connection with a $3,000,000 Credit Facility that we received from Stanford. Stanford is the named beneficiary of this insurance policy. $6,600,000 of our working capital was dedicated to supporting AWT while we conducted due diligence leading to our acquisition of its assets on December 31, 2004.

WE  HAVE  A  VERY  LIMITED HISTORY OF OPERATIONS AND CONTINUING OPERATING LOSSES

     Since our inception, we have been engaged primarily in planning the development of the Sonesta Orlando Resort, building travel club membership databases, the acquisition of Hickory in 2003, the acquisition of TraveLeaders on December 31, 2004, and the assembly of our management team. We have incurred net operating losses since our inception. As of December 31, 2004, we had an accumulated deficit of $9,882,989. Such losses have resulted primarily from general and administrative costs associated with our operations.

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

ECONOMIC  DOWNTURN

     Our ability to enter into new multi-year contracts may be dependent upon the general economic environment in which our clients and their customers operate. A weak United States or global marketplace could cause us to have longer sales cycles, delays in closing contracts for new business, and slower growth under existing contracts. If an economic downturn frustrates our ability to enter into new multi year contracts, it would have a material adverse effect on our business and results of operations.

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

CHANGING TECHNOLOGY

     Our business is highly dependent on our computer and communications equipment and software capabilities. Our continued growth and future profitability will be highly dependent on a number of factors affected by technology, including our ability to (i) expand our existing service offerings;
(ii) achieve cost efficiencies in our existing call centers; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that our intended integration of automated customer support capabilities will achieve intended cost reductions. Our failure to maintain our technological capabilities or respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition.

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

BUSINESS  INTERRUPTION

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

Risks  Relating  To  Our  Common  Stock
---------------------------------------

RE-PRICING  WARRANTS MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS

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

OUR COMMON STOCK PRICE COULD AND HAS FLUCTUATED SIGNIFICANTLY, AND SHAREHOLDERS MAY BE UNABLE TO RESELL THEIR SHARES AT A PROFIT

     The price of our common stock has fluctuated substantially since it began trading. The trading prices for small capitalization companies like ours often fluctuate significantly. Market prices and trading volume for stocks of these types of companies including ours have also been volatile. The market price of our common stock is likely to continue to be highly volatile. If revenue or earnings are less than expected for any quarter, the market price of our common stock could significantly decline, whether or not there is a decline in the Company's consolidated revenue or earnings that are reflective of long-term problems with the Company's business. Other factors such as our issued and outstanding common stock becoming eligible for sale under Rule 144, terms of any equity and/or debt financing, and market conditions could have a significant impact on the future price of our common stock and could have a depressive effect on the then market price of our common stock.

ACTIVE  TRADING  MARKETS  FOR  OUR  COMMON  STOCK  MAY  NOT  DEVELOP

     An active and liquid trading market for our common stock may not develop or be sustained. In addition, we cannot predict the price at which our common stock will trade.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME, AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK

     Our common stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by the Securities and Exchange Commission (the "Commission" or the "SEC") under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for our common stock may be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of purchasers to resell our common stock.

     In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have their ability to sell their shares of the common stock impaired.

THE COMPANY HAS AND MAY ISSUE PREFERRED STOCK THAT MAY ADVERSELY AFFECT THE RIGHTS OF HOLDERS OF ITS COMMON STOCK.

     The Company's Articles of Incorporation authorize its Board of Directors to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors or the majority of the preferred stockholders. Accordingly, the Board of Directors may, without approval from the shareholders of common stock, issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in ownership and management of the Company that shareholders might not consider to be in their best interests. We have issued various series of preferred stock which have rights and preferences over our common stock.

WE  DO  NOT  EXPECT  TO  PAY  DIVIDENDS  FOR  THE  FORESEEABLE  FUTURE

     We have not declared or paid dividends on our common stock in the last two fiscal years. We do not anticipate paying dividend on our common in the foreseeable future. Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by us is subject to the discretion of our board of directors. Accordingly, dividends may not ever be paid on our common stock. We intend to reinvest in our business operations any funds that could be used to pay dividends. Our common stock is junior in priority to our preferred stock with respect to dividends.

     Cumulative dividends on our issued and outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series E Preferred (as the same may be amended from time to time) accrue at a rate of $1.20, $12.00, $4.00, and $4.00, respectively, per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. We have authorized, but have not issued, Series F Preferred Stock with cumulative dividends that accrue at a rate of $1.00 per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. Dividends on our preferred stock accrue from the date on which such shares of preferred stock are issued and outstanding and thereafter from day to day whether or not earned or declared and whether or not there exists profits, surplus or other funds legally available for the payment of dividends. We have never paid any cash dividends on our preferred stock.

BECAUSE OF THE SIGNIFICANT NUMBER OF SHARES OWNED BY OUR DIRECTORS, OFFICERS AND PRINCIPAL SHAREHOLDERS, OTHER SHAREHOLDERS MAY NOT BE ABLE TO SIGNIFICANTLY INFLUENCE THE MANAGEMENT OF AMLH.

     Our directors, officers, and principal shareholders beneficially own a substantial portion of our outstanding common and preferred stock. Malcolm J. Wright, our President, Chief Executive Officer and Chief Financial Officer, and Roger Maddock, one of our majority shareholders, have a mutual understanding pursuant to which each of them vote their shares with the other. As a result, these persons control the affairs and management of the Company, as well as all matters requiring shareholder approval, including election and removal of members of the board of directors, transactions with directors, officers or affiliated entities, the sale or merger of the Company, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in ownership and management of the Company, even when a change would be in the best interest of other shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our significant accounting policies, see Note 1, Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

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

OFF BALANCE SHEET ARRANGEMENTS

     The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7.     FINANCIAL STATEMENTS

     The Financial Statements required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

                         AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEET
                                      AS OF DECEMBER 31, 2004

                                                                        Consolidated  Consolidated
                                                                          American      American
                                                                           Leisure       Leisure
                                                                       Holdings, Inc.  Holdings, Inc.
                                                                            2004           2003
                                                                        ------------   ------------
                           ASSETS
CURRENT ASSETS:
    Cash                                                                $ 2,266,042    $   734,852
    Accounts receivable                                                   3,539,387      2,148,134
    Note receivable                                                         113,000
    Prepaid expenses and other                                               51,460         40,867
    Other Current Assets                                                     30,476
                                                                        ------------   ------------
             Total Current Assets                                         6,000,365      2,923,853

PROPERTY AND EQUIPMENT, NET                                               6,088,500      3,192,878

LAND HELD FOR DEVELOPMENT                                                23,448,214     15,323,627

OTHER ASSETS
     Prepaid Sales Commissions                                            5,966,504              0
     Prepaid Sales Commissions - affiliated entity                        2,665,387              0
     Investment-Senior Notes                                              5,170,000              0
     Investment-Non-marketable securities                                         0        654,386
    Goodwill                                                             14,425,437      1,840,001
    Trademark                                                             1,000,000              0
     Other                                                                2,637,574      1,441,730
                                                                        ------------   ------------
             Total Other Assets                                          31,864,902      3,936,117
                                                                        ------------   ------------

TOTAL ASSETS                                                            $67,401,981    $25,376,475
                                                                        ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable             $ 9,605,235   $ 5,048,025
     Current maturities of notes payable-related parties                  1,910,629     1,619,575
     Accounts payable and accrued expenses                                6,129,321     1,787,699
     Accrued expenses - officers                                          1,355,000       500,000
     Customer deposits                                                    2,752,535             0
     Other                                                                2,332,886             0
     Shareholder advances                                                   273,312     1,030,883
                                                                        ------------  ------------
             Total Current Liabilities                                   24,358,918     9,986,182

Long-term debt and notes payable                                         18,605,253     7,919,398
Deferred revenues                                                         1,994,809             0
Notes payable-related parties                                                     0       797,185
Mandatory redeemable preferred stock                                              0     2,718,900
Deposits on unit pre-sales                                               16,669,347             0
Minority interest                                                                 0       510,348
                                                                        ------------  ------------
             Total liabilities                                           61,628,327    21,932,013

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,00,000 Series "A" shares issued and outstanding at
       December 31, 2004 and December 31, 2003                               10,000         8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       December 31, 2004 and December 31, 2003                                   28            25
     Preferred stock, 28,000 shares authorized;
    $.01 par value; 27,189 Series "C" shares issued and outstanding at
       December 31, 2004 and 2003                                               272             -
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 and 0 Series "E" shares issued and outstanding at
       December 31, 2004 and 2003                                                24             -
     Preferred stock; 150,000 shares authorized; $.01 par value;
       1,936 and 0 Series "F" shares issued and outstanding at
       December 31, 2004 and 2003                                                19             -

     Common stock, $.001 par value; 100,000,000 shares authorized;
       9,977,974 and 7,488,983 shares issued and outstanding at
       December 31, 2004 and December 31, 2003                                9,978         7,489

     Additional paid-in capital                                          15,636,322     6,166,488

     Accumulated deficit                                                 (9,882,989)   (2,738,340)
                                                                        ------------  ------------
             Total Stockholders' Equity                                   5,773,654     3,444,462
                                                                        ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $67,401,981   $25,376,475
                                                                        ============  ============


                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED PROFIT AND LOSS STATEMENT
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                            Consolidated   Consolidated
                                              American       American
                                               Leisure        Leisure
                                            Holdings, Inc.  Holdings, Inc.
                                                2004           2003
                                             ------------  ------------
Revenue                                      $ 6,419,320   $ 3,327,483

Operating Expenses:
    Depreciation and amortization             (1,161,582)     (685,484)
    General and administrative expenses       (7,967,487)   (4,261,288)
    Goodwill Impairment Loss                  (1,500,000)            0
                                             ------------  ------------

Loss from Operations                          (4,209,749)   (1,619,289)

Other Income (Expense):
  Interest Expense                              (736,798)            0
  Unrealized Loss on Marketable Securities    (2,185,278)            0
                                             ------------  ------------
                                              (2,922,076)            0
                                             ------------  ------------

Loss Before Minority Interest in Subsidiary   (7,131,825)   (1,619,289)

Minority Interest                               (510,348)      510,348
                                             ------------  ------------

Loss before Income Taxes                      (7,642,173)   (1,108,941)

PROVISIONS FOR INCOME TAXES                      (12,824)            0
                                             ------------  ------------

NET LOSS                                     $(7,654,997)  $(1,108,941)
                                             ============  ============

NET LOSS PER SHARE:
      BASIC AND DILUTED                      $     (0.89)  $     (0.16)
                                             ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                        8,607,614     6,844,172
                                             ============  ============


                                                AMERICAN LEISURE HOLDINGS, INC.

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                Preferred Stock          Capital Stock        Additional    Retained      Total
                                                ---------------          -------------         Paid-in     Earnings/   Stockholders
                                              Shares       Amount       Shares     Amount      Capital     (Deficit)      Equity
                                           -----------  ------------  ---------  ----------  -----------  ------------  -----------
 Balance-December 31, 2002                     882,500  $      8,805  6,524,983  $    6,525  $ 5,738,852  $  (611,490)  $5,142,712
                                           ===========  ============  =========  ==========  ===========  ============  ===========

 Issuance of shares for equipment                    -             -    114,000         114      130,986             -     131,100

 Issuance of shares for 50.83 % of
  Hickory Travel Systems, Inc.                       -             -    850,000         850      296,650             -     297,500

Net loss                                             -             -          -           -            -    (2,126,850) (2,126,850)
                                           -----------  ------------  ---------  ----------  -----------  ------------  -----------

 Balance-December 31, 2003                     882,500         8,805  7,488,983       7,489    6,166,488    (2,738,340)  3,444,462

Issuance of common stock for
  option to acquire Around the
  World Travel, Inc.                                                    340,000         340      169,660                   170,000

Issuance of common stock for
  debt issue costs                                                      600,000         600      329,400                   330,000

Issuance of common stock for
  debt issue costs                                                    1,450,000       1,450    2,022,200                 2,023,650

Issuance of warrants in connection
  with debt                                                                                      244,348                   244,348

Reclassification of Series C
  preferred stock                               27,189           272                           2,718,628                 2,718,900

Issuance of Series E preferred stock in
  Exchange for preferred stock of
  Around the World Travel, Inc.                 24,101            24                           2,410,076                 2,410,100

Issuance of common stock for services                                    98,991          99      120,456                   120,555

Issuance of Series B preferred stock
  for assets                                       325             3                              62,637                    62,640

Issuance of Series A preferred stock
  for debt to an affiliated entity             120,000         1,200                           1,198,800                 1,200,000

Issuance of Series F preferred stock
  in connection with the acquisition
  of certain assets and assumption
  of certain liabilities of Around the
  World Travel                                   1,936            19                             193,629                   193,648

Net loss                                                                                                   (7,654,997)  (7,654,997)
                                           -----------  ------------  ---------  ----------  -----------  ------------  -----------
                                             1,056,051  $     10,323  9,977,974  $    9,978  $15,636,322 $(10,393,337)  $5,263,306
                                           ===========  ============  =========  ==========  ===========  ============  ===========


                               AMERICAN LEISURE HOLDINGS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                      Year           Year
                                                                      Ended          Ended
                                                                   December 31,   December 31,
                                                                      2004           2003
                                                                  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (6,634,301)  $(2,126,850)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                             936,874       716,175
             Impairment loss                                         3,685,278             -
             Bad Debt Expense                                           21,864
             Interest Expense                                          437,394
             Common stock issued for services                          150,555             -
             Loss on Sale of AVR                                      (145,614)
             Minority interests                                       (510,348)       510,348
          Changes in assets and liabilities:
             Decrease in receivables                                  (382,125)     (926,124)
             Increase in prepaid and other assets                      362,516         8,060
             Increase in prepaid commissions                        (8,355,410)            -
             Increase in deposits                                   16,669,347
             Increase in accounts payable and accrued expense        2,872,777      (521,054)
                                                                  -------------  ------------

             Net cash provided by (used in) operating activities     9,108,807    (2,339,445)
                                                                  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Security deposits and other                                             -       (18,500)
     Acquisition of AWT Assets                                         767,291       196,444
     Acquisition of fixed assets                                    (3,511,881)   (1,211,027)
     Advances to AWT                                                (4,789,463)            -
     Sale of AVR                                                       800,000             -
     Capitalization of real estate carrying costs                   (8,124,587)   (3,248,984)
                                                                  -------------  ------------

             Net cash used in investing activities                 (14,858,640)   (4,282,067)
                                                                  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of advances                                             (757,571)            -
     Proceeds from debt                                              8,860,943             -
     Payment of debt                                                  (316,218)            -
     Proceeds from notes payable                                             -     6,116,670
     Proceeds from notes payable - related parties                     312,377     1,028,344
     Payments to related parties                                      (818,508)            -
     Proceeds from shareholder advances                                      -       160,851
                                                                  -------------  ------------

             Net cash provided by financing activities               7,281,023     7,305,865
                                                                  -------------  ------------

             Net decrease in cash                                    1,531,190       684,353

CASH AT BEGINNING PERIOD                                               734,852        50,499
                                                                  -------------  ------------

CASH AT END OF PERIOD                                             $  2,266,042   $   734,852
                                                                  =============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                       $  1,052,308   $   571,500
                                                                  =============  ============
     Cash paid for income taxes                                   $          -   $         -
                                                                  =============  ============

NON-CASH TRANSACTIONS:
     Issuance of Series B preferred stock for assets              $     32,460   $ 2,850,000
                                                                  =============  ============
     Issuance of Series E preferred stock for investment
       in debt and equity securities                              $  2,410,100   $         -
                                                                  =============  ============
     Stock issued in connection with acquisition                  $          -   $   297,500
                                                                  =============  ============
     Exchange of 1913 Mercedes-Benz for debt to an
       affiliated entity                                          $    500,000   $         -
                                                                  =============  ============
     Issuance of warrants to acquire common stock for
       debt issuance costs                                        $  2,597,998   $         -
                                                                  =============  ============
     Issuance of Series A preferred stock for debt to an
       affiliated entity                                          $  1,200,000   $         -
                                                                  =============  ============

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  American Leisure Holdings, Inc. and Subsidiaries
  Orlando, Florida

We have audited the accompanying consolidated balance sheets of American Leisure Holdings, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Leisure Holdings, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The 2004 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
March 30, 2005

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

American Leisure Holdings, Inc. ("American Leisure" or "the Company"), a Nevada corporation, was incorporated in May 2002. On June 14, 2002, Freewillpc.com, Inc., a Nevada corporation, acquired American Leisure Holdings, Inc., a Nevada corporation ("American Leisure") in exchange for the issuance of 880,000 shares of Series A preferred stock and 4,893,974 shares of common stock, and changed its name to American Leisure Holdings, Inc. This transaction was treated as an acquisition of Freewill and a recapitalization of American Leisure.

On October 1, 2003, American Leisure acquired controlling interest in Hickory Travel Systems, Inc. ("HTS"). American Leisure has consolidated HTS and is included in its Statement of Operations and the Statement of Cash Flows the activities of HTS for the calendar year 2004 and the period October 1, 2003 through December 31, 2003.

On December 31, 2004, American Leisure Equity Corporation (the "Purchaser") a wholly-owned subsidiary of American Leisure, entered into an Asset Purchase Agreement (hereinafter, referred to as "APA") with Around The World Travel, Inc. (the "Seller"), pursuant to which the Seller agreed to sell substantially all of its assets to the Purchaser. Under the terms of the APA, the Seller conveyed to the Purchaser all of the assets necessary to operate the Business, including substantially all of the Seller's tangible and intangible assets and certain agreed liabilities. The assets and liabilities of the Purchaser have been included in the consolidated balance sheet at December 31, 2004. There are no operating results and net cash flow activity since the purchase occurred on December 31, 2004.

The purchase price for the assets transferred under the APA was 17,500,000 based upon an independent appraisal. The parties agreed that the purchase price will be an amount equal to the fair value of the Business (calculated on a going concern basis), plus $1,500,000, but in no event more than $29,000,000. The fair value was determined to be $16,000,000 pursuant to a valuation from an unaffiliated investment-banking firm.

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

Additionally, American Leisure applies accounting principles generally accepted in the United States of America and interpretations when evaluating whether it should consolidate entities. Typically, if American Leisure does not retain both control of the assets transferred to the entities, as well as the risks and rewards of those assets, American Leisure will not consolidate such entities. In determining whether the securitization entity should be consolidated, American Leisure considers whether the entity is a qualifying special purpose entity, as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125."

The consolidated financial statements include the accounts of American Leisure Holdings, Inc. and its subsidiaries owned and/or controlled by American Leisure as follows:

                        Company                                 Percentage
                        -------                                 ----------

   American Leisure Corporation, Inc. (ALC) and Subsidiaries     100.00%
   Florida Golf Group, Inc.(FGG)                                 100.00%
   American Leisure Equities Corporation                         100.00%
   American Leisure Homes, Inc. (ALH)                            100.00%
   I-Drive Limos, Inc. (ID)                                      100.00%
   Orlando Holidays, Inc. (OH)                                   100.00%
   Welcome to Orlando, Inc. (WTO)                                100.00%
   American Leisure, Inc. (ALI)                                  100.00%
   Pool Homes Managers, Inc. (PHM)                               100.00%
   Advantage Professional Management Group, Inc. (APMG)          100.00%
   Leisureshare International Ltd (LIL)                          100.00%
   Leisureshare International Espanola S.A. (LIESA)              100.00%
   American Travel & Marketing Group, Inc. (ATMG)                 81.00%
   American Leisure Marketing and Technology, Inc.               100.00%
   Tierra Del Sol, Inc.                                           81.00%
   Hickory  Travel  Systems,  Inc.                                50.83%
   American Travel Club, Inc.                                    100.00%
   American Access Telecommunications Corporation                100.00%
   American Switching Technologies, Inc.                         100.00%
   Affinity Travel Club, Inc.                                    100.00%
   Club Turistico Latinoamericano, Inc.                          100.00%
   Affinity Travel, Inc.                                         100.00%
   Pool Homes, Inc.                                              100.00%
   American Sterling Corp.                                        81.00%
   American Sterling Motorcoaches, Inc.                           81.00%
   Caribbean Leisure Marketing, Ltd.                              81.00%
   Comtech Fibernet, Inc.                                         81.00%

No amounts for minority interests, except for HTS in 2003, were reflected in the consolidated statement of operations since there were losses applicable to those subsidiaries.

All significant inter-company accounts and transactions have been eliminated in the consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of American Leisure Holdings, Inc. (American Leisure) is presented to assist in understanding American Leisure's financial statements. The financial statements and notes are representations of American Leisure's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

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

When items of land, building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets that are considered to be impaired as of December 31, 2004.

INTANGIBLES WITH FINITE LIVES

In June 2001, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards, ("FAS") No. 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. FAS No. 142 addressed the recognition and measurement of intangible assets acquired individually or with a group of other assets and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under these rules, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to annual or more frequent impairment testing. Other intangible assets deemed to have a finite life continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002.

The Company amortizes the following intangible assets with finite lives using straight-line method.

     Trademarks               20 Years
     Customer List             5 Years

These intangible assets with finite lives are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. During 2004 management determined that no impairment adjustment related to these intangibles was necessary.

INCOME TAXES

American Leisure accounts for income taxes using the asset and liability method. The differences between the financial statement and tax basis of assets and liabilities are determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

GOODWILL

American Leisure adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No. 144. The intangible assets relate to 1) the acquisition goodwill for the controlling interest of HTS, and 2) the net assets purchased from Around The World Travel, Inc. pursuant to the Asset Purchase Agreement between Around The World Travel, Inc. and American Leisure Equity Corporation.

CASH

American Leisure considers (if and when they have any) all highly liquid investments with maturities of three months or less to be cash equivalents.

SHARES FOR SERVICES AND OTHER ASSETS

American Leisure accounts for non-cash stock-based compensation issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, issued by the Financial Accounting Standards Board and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of American Leisure's stock and the amount an employee must pay to acquire the stock. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates.

Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2004 and 2003, net loss would have been changed to the pro forma amounts indicated below.


                                                    December 31,  December 31,
                                                        2004          2003
                                                    ------------  ------------
Net loss:
  As reported                                       $(7,654,997)  $(1,108,941)
  Stock based compensation under fair value method     (671,560)            -
  Pro forma                                         $(8,326,557)  $(1,108,941)

Net income (loss) per share - basic and diluted:
  As reported                                       $     (0.89)  $     (0.16)
  Stock based compensation under fair value method        (0.08)        (0.00)
  Pro forma                                         $     (0.97)  $     (0.16)
                                                    ------------  ------------

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 3.5%; volatility of 161% for 2004 and 2003 with no assumed dividend yield; and expected lives of five years.

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

One of American Leisure's principal sources of revenue is associated with access to the travel portal that provides a database of discounted travel services. Annual renewals occur at various times during the year. Costs related to site changes are incurred in the months prior to annual billing renewals. Customers are charged additional fees for hard copies of the site access information. Occasionally these items are printed and shipped at a later date, at which time both revenue and expenses are recognized.

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

For the period ended December 31, 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

American Leisure adopted FASB Interpretation No. 46 and 46R, "Consolidation of Variable Interest Entities," effective December 31, 2002. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on control through voting interests to one based on control through economic interests. Whether to consolidate an entity now considers whether that entity has sufficient equity at risk to enable it to operate without additional subordinated financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all of the entity's activities are conducted for an investor with few voting rights. This interpretation requires a Company to consolidate variable interest entities ("VIE"s") if the enterprise is a primary beneficiary of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIE's. The adoption of this statement did not have a material impact on the American Leisure's consolidated results of operations or financial position because American Leisure does not invest or participate in any entities, which would be considered VIE's under Interpretation 46.

The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payments. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The adoption of this statement did not have a material impact on the American Leisure's consolidated results of operations or financial position because American Leisure has not incurred share-based payments.

RECLASSIFICATIONS

Certain amounts in the December 31, 2003 financial statements have been reclassified to conform to the December 31, 2004 financial statement presentation.

NOTE   3 - FINANCIAL CONDITION AND GOING CONCERN

American Leisure's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. American Leisure incurred a net loss of $7,654,997 during 2004 and has negative working capital of $18,358,553. These factors raise substantial doubt as to American Leisure's ability to obtain debt and/or equity financing and achieve profitable operations.

American Leisure's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, American Leisure will need to achieve profitable operations in order to continue as a going concern.

The Company expects that with the proceeds from the sale of its' Polk County, Florida property, the cash received from the pre-sales of its' Orlando Resort units, and positive cash flows from its' travel and leisure business through the first five months of 2005, it will have adequate capital to maintain its operations until the construction and permanent financing is obtained on the Orlando Resort property.

The Company may need additional financing to support these operations beyond the above expected and received cash flows and is currently preparing a Board approved SB-2 filing to be submitted to the SEC for approval by June 30, 2005.

There are no assurances that American Leisure will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support American Leisure's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, American Leisure will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to American Leisure. If adequate working capital is not available, American Leisure may be required to curtail its operations.

NOTE  4  -  ACQUISITIONS

On December 31, 2004, American Leisure Equities Corporation (the "Purchaser") a wholly-owned subsidiary of American Leisure, entered into an Asset Purchase Agreement (hereinafter referred to as "APA") with Around The World Travel, Inc. (the "Seller"), pursuant to which the Seller agreed to sell substantially all of its assets to the Purchaser. Under the terms of the APA, the Seller conveyed to the Purchaser all of the assets necessary to operate the Business, including substantially all of the Seller's tangible and intangible assets and certain agreed liabilities.

The purchase price for the assets transferred under the APA is $17,500,000 or the fair value plus $1,500,000. The fair value was determined by an independent investment-banking firm.

The Purchaser has paid the Seller through a combination of the assumption of certain liabilities of the Seller, and the reduction of certain amounts owed by the Seller to AMLH; and the issuance of Series F preferred shares. Pursuant to the terms of the APA, the Seller and the Purchaser will enter into a Management Agreement, under which the Seller will manage the Business on behalf of the Purchaser. The Seller and the Purchaser will also enter into a License Agreement, under which the Purchaser will grant the Seller a non-exclusive license to use certain trade names and related intellectual property in connection with the performance of its duties under the Management Agreement. The License Agreement will expire simultaneously with the Management Agreement.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.


                                        Total
                                        =====
Current assets                       $ 1,850,109
  Property and equipment                 287,975
  Deposits                               276,481
  Trademark                            1,000,000
  Goodwill                            12,585,435
    Total assets acquired             16,000,000
                                     -----------

Notes Assumed                         11,040,320
Accounts Payable & Accrued Expenses    6,266,032
  Total liabilities assumed           17,306,352
                                     -----------
Series F Preferred Stock issued          193,648
  Consideration                      $17,500,000
                                     -----------

NOTE 5 - PROPERTY AND EQUIPMENT, NET

At December 31, 2004, property and equipment consisted of the following:


                                                 Useful
                                                  Lives          Amount
Computer equipment                                      3-5  $  576,783
                                                             ----------
Furniture & fixtures                                    5-7      60,374
Automobiles                                               5      63,230
Telecommunications equipment                              7   6,782,110
                                                             ----------
                                                              7,482,497
Less: accumulated depreciation and amortization               1,393,997
                                                             ----------
                                                             $6,088,500
                                                             ==========

Depreciation expense was $936,874 and $716,175 for 2004 and 2003, respectively.

NOTE 6 - LAND HELD FOR FUTURE DEVELOPMENT

American Leisure is planning to construct a 971-unit resort in Orlando, Florida on 122 of its 163 acres of undeveloped land. Development is scheduled to commence in the summer of 2005. Presales commenced in February 2004.

American Leisure owned 13.5 acres of commercial property in Polk County Florida at the corner of U.S. Hwy. 27 and Sand Mine Road. In late 2003, American Leisure received a letter of intent for the sale of the property and closed on the sale March 4, 2005. American Leisure recorded an impairment charge of $100,000 to record the property at its anticipated selling price for the year ended December 31, 2002. No impairment was recorded at December 31, 2003 based on an independent appraisal. The Company sold the property for a sales price of $4,020,000, plus the reimbursement of expenses in the amount of $157,219.

NOTE 7 - OTHER ASSETS

Other assets include the following at December 31, 2004 and 2003:


                                    2004          2003
Advances - Caribbean Leisure  $         -  $  791,108
                              -----------  ----------
Deposits and other                505,811      98,953
1913 Mercedes-Benz                      -     500,000
Deferred financing costs        2,131,763      51,669
                              -----------  ----------
                              $ 2,637,574  $1,441,730
                              ===========  ==========

NOTE 8 - INVESTMENT - 41.25% OF AMERICAN VACATION RESORTS, INC.

American Vacation Resorts (AVR) is not included in the consolidated financial statements as of 2003, but shown as an investment under other assets. As of December 31, 2003, ALI owned 41.25% of American Vacation Resorts, Inc. (AVR), a Florida corporation. Malcolm and Gillian Wright, shareholders also owned 41.25% of AVR. Under a voting trust, neither American Leisure nor the Wrights were allowed any decision-making authority in AVR. Additionally, they were prohibited from releasing any information about AVR without the permission of the Board of Directors. Therefore, AVR was not consolidated and is treated as an investment at cost of $654,386 as of December 31, 2003. On November 16, 2003 the company entered into a contract to sell its interest in the company for $800,000 which it completed in June 2004.

NOTE 9 - 1913 MERCEDES BENZ

I-Drive  Limos  is  a  wholly  owned  subsidiary of ALI as of December 31, 2003.
I-Drive Limos sole asset, acquired in December 1998, was an antique motor vehicle, a 1913 Mercedes Benz. The asset was a one of a kind vehicle and was shown at its cost of $500,000. The vehicle was originally purchased at auction in May of 1990 for $434,732 and subsequently restored increasing its total cost to $500,000. Antique Mercedes-Benz vehicles sold in the last seven years range widely in price, from $1,700,000 to $22,500 for a 1928 Brevette and for a 1938 Sedan, respectively. Most of the antique Mercedes-Benz sold are dated from the 1930s are sold for approximately $200,000. The car was insured for $500,000. Per FASB 93, paragraph 6 ("Consistent with the accepted practice for land used as a building site, depreciation need not be recognized on individual works or art of historical treasures whose economic benefit or service potential is used up so slowly that their estimated useful lives are extraordinarily long") no depreciation expense is assessed.

This asset was exchanged for a payable to Xpress, Ltd, a related party, for $500,000 owned to it under a sales and marketing contract for the sales of its Orlando property units.

NOTE 10 - LONG-TERM DEBT AND NOTE PAYABLE

Below is a summary of Long-term debt and notes payable as of December 31, 2004 and 2003:

                                                                 Maturity   Interest
                                              Collateral            Date      rate       2004         2003
                                         ---------------------  ------------  -----  ------------  -----------
                                         Assets of the
                                         Company and
Note Payable,                            Personal
Bank                                     Guarantees                    8/04   8.75%  $     1,454   $   101,253

Note Payable,
  Lending                                Personal
  Institution                            Guarantees                 3/31/04      8%      250,000       250,000

Note Payable,
  Lending
  Institution                            Company Assets               11/04     12%        9,528        44,415

                                         Assets of the
Note Payable,                            Company and
  Lending                                Personal
  Institution                            Guarantees                   11/04      4%      375,900       375,900

Equipment,
  Third Party
  Entities                               Equipment                  3/31/05     18%       28,097        57,148

                                         1st lien on 163
Financial                                acres of
  Institution                            undeveloped land            4/1/05     12%    6,000,000     6,000,000

                                         1st lien on 13.5
                                         acres commercial
Individual                               property                  10/11/04     16%    1,300,000     1,300,000

                                         Lien on property,
Financial                                assets and stock of
  Institution                            the company                 4/1/05      6%    6,140,964     2,976,457

Note payable,
  Third Party                            Lien on assets             2/23/09      5%    5,000,000             -

                                         Secured by
                                         common stock of
Note payable,                            Around the World
  Third Party                            Travel, Inc.              4/1/2011      4%    1,698,340             -

                                         Lien on property,
Financial                                assets and stock of
  Institution                            the company                4/22/07      8%    4,000,000             -

                                         Lien on property,
Financial                                assets and stock of
  Institution                            the company                4/22/07      6%    1,250,000             -

                                         Lien on property,
Financial                                assets and stock of
  Institution                            the company                4/22/07      6%      255,000             -

Auto Loan                                Vehicle                    3/10/09   9.39%       38,955             -

                                         3rd lien on 163
                                         acres of
Individual                               undeveloped land           3/31/05     12%    1,862,250     1,862,250
                                                                                     ------------  -----------
                                                                                      28,210,488    12,967,423
Less: current portion of long-term debt                                               (9,605,235)   (5,048,025)   (5,048,025)
                                                                                     ------------  -----------
Long-term debt                                                                       $18,605,253   $ 7,919,398   $ 7,919,398
                                                                                     ============  ===========


Principal repayments for the next years are as follows:

                   Amount
             -----------------
2005          $      9,605,235
2006                         -
2007                 5,505,000
2008                 6,000,000
2009                 5,000,000
Thereafter           2,100,253
             -----------------
              $     28,210,488
             =================

NOTE 11 - NOTES PAYABLE - RELATED PARTIES



                                 Maturity Interest
                  Collateral      Date      rate      2004         2003
               ----------------  ------    -----  ----------  ------------
Related Party  Unsecured         Demand    12%  $  140,042  $   193,815

Related Party  Unsecured         Demand    12%     659,000      484,000

Related Party  Unsecured         Demand    12%     180,000      180,000

Related Party  Unsecured         Demand    12%      20,000       20,000

Related Party  Unsecured         Demand    12%     531,232      741,760

Affiliated     2nd lien on
entity         13.5 acres        5/1/07  4.75%           -            -

               3rd lien on
               163 acres of
Shareholder    undeveloped land  5/1/05    12%           -            -

               3rd lien on
               163 acres of
Shareholder    undeveloped land  5/1/05    12%     380,353      797,185
                                                ----------  ------------

                                                 1,910,629    2,416,760
                                                         -   (1,619,575)
                                                ----------  ------------
                                                $1,910,629  $   797,185
                                                ==========  ============


Principal repayments for next years are as follows:

                 Amount
2005          $1,910,629
              ==========

NOTE 12 - SHAREHOLDER ADVANCES

American Leisure has shareholder advances totaling $273,312 that bear interest at 12%. The advances are unsecured and are due upon demand.

NOTE 13 - STOCKHOLDERS EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK

Common Stock and Mandatory Redeemable Preferred Stock

In March, 2003, we issued 27,189 Mandatory Redeemable Series C preferred stock and 114,000 shares of common stock for telecommunications equipment valued at $2,850,000.

In October 2003, we issued 850,000 shares of restricted Common Stock in connection with the acquisition of 50.83% of Hickory travel Systems, Inc.

In March 2004, we issued 340,000 shares of restricted Common Stock in connection with the acquisition of the Senior Debt of Traveleaders.

In June 2004, 600,000 warrants were exercised by holders at par value of $.001 per share.

In August 2004, 1,450,000 warrants were exercised by holders at par value of $.001 per share.

In April 2004, 24,101 shares of the Company's Series "E" Preferred Stock were issued for the acquisition of the controlling interest in the Preferred Stock of Around the World Travel.

In 2004, 98,991 shares were issued for services at $1.50 per share.

In November 2004, 325 shares of the Company's Series "B" Preferred Stock were issued for $32,460 of telecommunications equipment.

In December 2004, 120,000 shares of the Company's Series "A" Preferred Stock were issued for $1,200,000 of payables to a related party for the sales and marketing agreement of the Orlando property.

Preferred Stock

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:

                                                   Annual
           Total Series    Stated                Dividends     Conversion
            Authorized      Value      Voting     per Share        Rate
Series A    1,000,000     $ 10.00       Yes         $0.12        10 to 1
Series B      100,000      100.00       Yes          0.12        20 to 1
Series C       28,000      100.00       Yes          0.12        20 to 1
Series E       50,000
Series F       150,000     100.00       Yes          1.00        20 to 1


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

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest

Warrants

     In March 2004, the Company issued warrants to Bill Chiles, a director of the Company, to purchase 168,672 shares of the Company's common stock at an exercise price of $2.96 per share of common stock. Also, in March 2004, the Company issued warrants to Malcolm Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer, to purchase 347,860 shares of the Company's common stock at an exercise price of $2.96 per share of common stock. The Company issued the warrants to Messrs. Chiles and Wright as consideration for their personal guarantees of the Company's debt and pledges of their shares of the Company's stock to Stanford as part of the security for the financing that Stanford provided to the Company. In addition, Mr. Wright has personally guaranteed the Company's indebtedness of $6,000,000 to Stanford. The Company is under a continued obligation to issue warrants at $1.02 to Messrs Chiles and Wright for guarantees they may be required to give on the company's behalf going forward.

NOTE 14 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The components of deferred income tax assets (liabilities) at December 31, 2004 and 2003, were as follows:


                                        2004          2003
Net operating loss carryforwards    $ 2,200,000     $ 661,000
Valuation allowance                  (2,200,000)     (661,000)
                                   ------------     ----------
Net deferred tax assets             $         -     $       -
                                   ============     ==========

At December 31, 2004, American Leisure had a net operating loss carryforward for Federal income tax purposes totaling approximately $6,500,000 which, if not utilized, will expire in the year 2024.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

American Leisure leased office space located in Tamarac, Florida through November 2007. The monthly base rental payment was $17,708. In the Spring of 2004, the Company was able to terminate the lease.

American Leisure leases office facilities and reservation service center equipment under non-cancelable operating lease agreements for a monthly base rent of $14,838 through April 2008, and the reservation service center equipment leases call for a monthly base rent of $6,461 through December 2005. Future minimum rental payments are as follows:


December 31,
2005                             255,588
2006                             178,056
2007                             178,056
2008                              59,352
                                 -------
                                 671,052
                                ========


Rent expense totaled $382,316 and $293,728 for 2004 and 2003, respectively.

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

NOTE 16 - EMPLOYEE BENEFITS

The Company's subsidiary, HTS, maintains a qualified 401(k) profit sharing plan covering substantially all of its full time employees who have completed ninety days of service. Eligible employees may voluntarily contribute a percentage of their compensation up to established limits imposed by the Internal Revenue Service. At the discretion of the Board of Directors, the Company may make a matching contribution equal to a percentage of each employee's contribution. There were no matching contributions made for the year ended December 31, 2004.

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

American Leisure sells units on the Orlando property, as of December 31, 2003 had been made.

American Leisure's operates a call center and revenues are recognized upon the completion of the earning process from the completion of the travel of the customer, the trip to the properties for the potential purchase, or the appropriate event based on the agreement with American Leisure's client as to the ability to be paid for the service.

Hickory  Travel  Systems,  Inc.  ("HTS")  provides  travel related services.

For  the  year  ending  December  31,  2004:


In (000's)             Am. Leisure     Call Center        HTS      Other      Elim.       Consol.
                       -----------     -----------     -------    -------   ---------   ---------
Revenue                $         -     $       200   $   6,046   $      -   $       -   $  3,328
Segment income (loss)  $    (1,455)    $      (264)  $    (938)  $ (1,168)  $       -   $ (2,127)
Total Assets           $    16,751     $       264   $   3,347   $      -   $  (3,309)  $ 25,376
Capital expenditures   $     3,354     $       283   $      30   $      -   $       -   $  4,460
Depreciation           $       716     $       190   $       4   $      -   $       -   $    644

For  the  year  ending  December  31,  2003:


In (000's)             Am. Leisure     Call Center        HTS      Other      Elim.       Consol.
                       -----------     -----------     -------    -------   ---------   ---------
Revenue                $         -     $       496     $ 2,832    $     -   $       -   $  3,328
Segment income (loss)  $    (1,455)    $        12     $   484    $(1,168)  $       -   $ (2,127)
Total Assets           $    16,751     $     7,542     $ 4,392    $     -   $  (3,309)  $ 25,376
Capital expenditures   $     3,249     $     1,181     $    30    $     -   $       -   $  4,460
Depreciation           $         2     $       638     $     4    $     -   $       -   $    644

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 19 - SUBSEQUENT EVENTS

SALE OF LAND HELD FOR DEVELOPMENT
---------------------------------

The Company, as discussed in Note X, owned 13.5 acres of commerical property in Polk County, Florida. The Company was holding this land for future development.

On March 4, 2005, the Company sold this land for $4,020,000, plus reimbursement of certain costs in the amount of $157,219.

The Company after paying certain closing costs, commissions, the first deed of trust on the property, received $2,474,090 in cash from the sale of the property.

JOINT  VENTURE  MARKETING  AGREEMENT-ANTIGUA  FACILITY
------------------------------------------------------

The Company in early 2005, signed a Joint Venture Operating Agreement for its' Antigua state of the art call center and contact center facility.

The Company, through one of its' majority owned subsidiaries, formed a opering corporation to be known as Caribbean Media Group, Ltd, pursuant to the Companies Act of the Barbados. The Company's subsidiary will own 49% of this joint venture company.

As part of the agreement, the Company provided $100,000 in start-up funding and agreed to transfer another $100,000 into the joint venture operating account when the account balance is less than $25,000. Additionally, it will maintain the equipment and facility that the Company currently owns and is run and managed by the joint venture.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective August 25, 2004, the client auditor relationship between the Company and Bateman & Co., Inc., P.C. ("Bateman") ceased as the former principal independent accountant was dismissed. On that date, the Company's Board of Directors approved a change of accountants and the Company's management engaged Lopez, Blevins, Bork & Associates, LLP ("Lopez") as its principal independent public accountant for the fiscal year ended December 31, 2004. Bateman had been engaged on August 16, 2004, when the audit partner in charge of the Company's account left Malone & Bailey, PPLC ("Malone") who was the Company's principal independent accountant prior to Bateman. The Company reported the change of auditors from Malone to Bateman on Form 8-K filed with the Commission on August 18, 2004. The audit partner left Bateman and joined Lopez. The Company reported the change of auditors from Bateman to Lopez on Form 8-K filed with the Commission on March 28, 2005.

     Lopez is succeeding Bateman who succeeded Malone. Bateman reviewed the Company's interim financial statements included in the Form 10-QSB filed with the Commission on August 20, 2004.

     During the interim period beginning August 16, 2004 (the date that the Company engaged Bateman) up to and including the date that the relationship with Bateman ceased, there were no disagreements with Bateman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Bateman would have caused Bateman to make reference to the subject matter of the disagreement(s) in connection with its report on the Company's financial statements. There have been no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B during the interim period up to and including the date the relationship with Bateman ceased.

     Malone audited the balance sheet of the Company as of December 31, 2002 and December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003. Malone's report on the Company's financial statements for the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

     In connection with the audit of the Company's financial statements for the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, there were no disagreements with Malone on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Malone would have caused Malone to make reference to the subject matter of the disagreement(s) in connection with its report on the Company's financial statements. There were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B during the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

     The Company authorized Bateman to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's principal independent accountant. The Company requested that Bateman review the disclosure and Bateman was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it did not agree with the statements made by the Company in the Form 8-K filed with the Commission on March 28, 2005. Such letter was filed as an exhibit to such report.

     The Company did not previously consult with Lopez regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B) between the Company and Bateman or Malone, the Company's previous principal independent accountants, as there were no such disagreements, or an other reportable event (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) during the interim period up to an including the date the relationship with Bateman ceased, or the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased. The Company did not receive any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

     Lopez reviewed the disclosure in the Form 8-K filed with the Commission on March 28, 2005, before it was filed with the Commission and was provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it did not agree with the statements made by the Company in response to Item 304 of Regulation S-B. Lopez did not furnish a letter to the Commission.

ITEM 8A.     CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

     Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  8B.     OTHER  INFORMATION.

Form  8-K,  Item 5.03, Departure of Directors or Principal Officers; Election of
--------------------------------------------------------------------------------
Directors;  Appointment  of  Principal  Officers.
-------------------------------------------------

     The Company filed a Form 8-K with the Commission on February 15, 2005, which disclosed that the Company's Board of Directors nominated David Levine, Thomas Cornish and Carlos Fernandez as Directors of the Company to fill vacancies on the Board of Directors created by the resignation of Gillian Wright and an increase in the number of members on the Board of Directors from four (4) to nine (9). This disclosure under Item 8B is being provided to clarify that Messrs. Levine, Cornish and Fernandez have not yet commenced their appointments to the Board of Directors and are considered nominees. The Company has no reason to believe that any nominee will be unable to serve or decline to serve as a director. L. William Chiles continues to serve as Chairman of the Board until Mr. Levine is inducted into such position, which induction is anticipated by the Company. As and when the Company and the director nominees complete the process of compliance with Sarbanes-Oxley, the nominees are expected to be inducted as directors of the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS  AND  DIRECTORS

     Our executive officers and directors, and their ages and positions are as follows:

NAME                  AGE       TITLE

Malcolm J. Wright     54        Chief Executive Officer, President, Secretary,
                                Chief Financial Officer and Director

L. William Chiles     62        Director

James Leaderer        51        Director

BIOGRAPHICAL INFORMATION

Current Directors
-----------------

     MALCOLM J. WRIGHT, the driving force behind our business model, has served as our President, Secretary, Chief Executive Officer and Chief Financial Officer and as a member of our Board of Directors since June 2002, and as our Chief Executive Officer since May 2004. Since 1998, Mr. Wright served as the President of American Leisure Inc, which we acquired in June 2002. Mr. Wright currently serves as the President of American Leisure Real Estate Group, Inc., a real estate development company with which TDSR, our subsidiary, has contracted for the development of the Sonesta Orlando Resort, Xpress Ltd., with which TDSR has contracted for sales and marketing for the Sonesta Orlando Resort, Innovative Concepts, Inc., which operates a landscaping business, M J Wright Productions, Inc., which owns our Internet domain names, and Resorts Development Group, LLC, which will engage in real estate development. Mr. Wright is also the President of Osceola Business Managers, Inc., Florida World, Inc. and Sungate Resort Villas, Inc. which do not currently conduct any business operations. Mr. Wright was admitted to Associate Membership of the Institute of Chartered Accountants in England & Wales in 1974 and admitted to Fellowship of the Institute of Chartered Accountants in England & Wales in 1978.

     L. WILLIAM CHILES has served as a member of our Board of Directors since June 2002. Mr. Chiles served as our Chief Executive Officer from August 2002 to May 2004. Mr. Chiles has served as the Chairman of our board of directors since June 2002. Since August 1998, Mr. Chiles has served as the Chief Executive Officer and President of Hickory Travel Services, Inc., which we acquired in October 2003. Mr. Chiles received a Masters degree in marketing and finance from the University of Colorado and a Bachelors degree in business administration from Colorado State University. Mr. Chiles has specialized education in management. He is a Member of the Young Presidents Organization, the Chicago Presidents Organization and the Minister ARC Advisory Board.

     JAMES LEADERER has served as a member of our Board of Directors since May 2002, and served as our President, Chief Executive Officer, Treasurer and Secretary from May 2002 to July 2002. From January 1999 to November 2003, Mr. Leaderer served as the General Principal of Momentum Securities. Mr. Leaderer received a Bachelor of Science degree in engineering from Syracuse University.

Nominees
--------

     The Company's Board of Directors, via signed written consent, has nominated David Levine, Thomas Cornish and Carlos Fernandez to serve as directors of the Company. The Company will provide biographical and related party information for the nominees in a Form 8-K at such time as they accept their directorship.

     There are no family relationships among our directors, executive officers or persons nominated by the Company to become directors or executive officers.

     The Company is not aware of the occurrence during the last five years of any events described in Item 401(d) of Regulation S-B under the Securities Act regarding our directors, persons nominated to become a directors, executive officers, or control persons.

TERM  OF  OFFICE

     The Directors of the Company are appointed for an initial term of three (3) years followed by periods of one (1) or two (2) years to permit a staggered expiration schedule. The officers of the Corporation are appointed by our board of directors and hold office until they are removed by the board.

AUDIT COMMITTEE

     The Company does not have an audit committee or an audit committee financial expert. The Company expects the acceptance of several directorships in the near future. The Company anticipates that it will form an audit committee when the new directors join the Board, and anticipates that one of the new directors will serve as an independent audit committee financial expert.

COMPENSATION  COMMITTEE

     The Company does not have a compensation committee. The Company expects the acceptance of several directorships in the near future. The Company anticipates that it will form a compensation committee when the new directors join the Board.

DIRECTORS' COMPENSATION

     The Company pays or accrues $18,000 per year for each person who serves on the board of directors. During the last two fiscal years the Company paid an aggregate of $66,000 to directors and accrued an aggregate of $114,000.

     The Company authorized the issuance of warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.02 per share to Malcolm
J. Wright, L. William Chiles, David Levine, Thomas Cornish, and Carlos Fernandez over a three-year period. The Company will issue warrants for an aggregate of 250,000 of the shares shortly after filing this Form 10-KSB, which issuances assume that each nominee accepts directorship as anticipated by the Company.
The Company will issue warrants to purchase the remaining shares to each director in equal amounts on the next three anniversary dates of each director's term as a director. Assuming that the nominees accept directorship and that all directors serve for a three-year term, each director will receive warrants to purchase an aggregate of 100,000 shares of the Company's common stock during such three-year period.

     The Company also authorized the issuance of warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.02 per share to Gene Prescott, who serves on the Company's advisory board, over a three-year period. Similarly, the Company will issue a warrant to purchase 100,000 shares to Mr. Prescott shortly after filing this Form 10-KSB and warrants to purchase the remainder of the shares in equal amounts on the next three anniversary dates of Mr. Prescott's term as a member of the advisory board.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Persons wishing to make such a request should do so in writing to the Secretary at American Leisure Holdings, Inc., Park 80 Plaza East, Saddlebrook, New Jersey, 07663.

ITEM 10.     EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the compensation that we paid to our Chief Executive Officer and each of our four other most highly compensated executive officers during the year ended December 31, 2004. We refer to these officers in this report as the named executive officers.

                           SUMMARY COMPENSATION TABLE


                                                   Annual Compensation (1)            Long Term Compensation (2)
                                                                                              Awards
                                                                                     Restricted     Securities
                                                                     Other annual      Stock        Underlying
                                              Salary        Bonus    compensation     award(s)     Options/SARs
  Name and Principal Position       Year        ($)          ($)         ($)            ($)            (#)
Malcolm J. Wright                  2004     $578,000(3)       --         --             --          347,860 (5)
Chief Executive Officer,           2003     $313,000(3)       --         --             --             --
President, Secretary, Chief        2002     $268,000(3)       --         --             --             --
Financial Officer and Director

L. William Chiles                  2004     $270,902(4)       --         --             --          168,672 (5)
Chief Executive Officer of         2003     $168,579(4)       --         --             --             --
Hickory Travel Systems


(1) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.
(2) There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. In March 2004, the Company authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $2.96 per share, which was subsequently reduced to $1.02 per share of common stock, as discussed below under "Item
     12.  Certain  Relationships  and  Related  Transactions."
(3) Includes $500,000, $250,000 and $250,000 of accrued salary for Mr. Wright's services as an executive officer for 2004, 2003 and 2002, respectively, $60,000 and $45,000 of accrued interest on salaries payable in 2004 and 2003, respectively, at 12% per annum, compounded annually, and $18,000 of accrued director compensation per year for Mr. Wright's services as a director of the Company for 2004, 2003 and 2002. The Company reimburses Mr. Wright $940 per month and related expenses for business use of an H2 Hummer.
(4) Includes $152,902 and $150,579 of accrued salary for Mr. Chiles' services as an executive officer of Hickory for 2004 and 2003, respectively, $100,000 of accrued salary for 2004, and $18,000 of accrued director compensation per year for L. William Chiles' services as a director of the Company for 2004, 2003 and 2002.
(5) In March 2004, the Company authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $2.96 per share, which was subsequently reduced to $1.02 per share of common stock.

     Key Man Life Insurance
     ----------------------

     We have obtained a $3,000,000 life insurance policy covering Keith St. Clair in connection with a $3,000,000 Credit Facility that we received from Stanford. Stanford is the beneficiary of this life insurance policy. Mr. St Clair is the Chief Executive Officer of AWT and is in charge of TraveLeaders. $6,600,000 of our working capital was dedicated to supporting AWT while we conducted due diligence leading to our acquisition of its assets on December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information as of March 31, 2005, with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:

                                                    COMMON STOCK
                                                BENEFICIALLY OWNED(1)
                                              ------------------------
NAME AND ADDRESS                              NUMBER           PERCENT
----------------                              ------           -------


Roger Maddock                               12,930,597  (2)     68.0%

Malcolm J. Wright                           12,930,597  (3)     68.0%

Stanford Venture Capital Holdings, Inc.      2,447,733  (4)     23.4%

L. William Chiles                              850,000           8.5%

James Leaderer                                  10,000              *

David Levine                                        --             0%

Thomas Cornish                                      --             0%

Carlos Fernandez                                    --             0%

All officers and directors as a group
(3 people)                                  13,790,597          72.5%


*Less than 1%.

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of March 31, 2005, there were 9,977,974 shares of common stock outstanding.
(2) Includes 345,348 shares of common stock and 30,000 shares of Series A Preferred Stock, which are convertible into 300,000 shares of common stock, owned directly by Mr. Maddock, 1,942,268 shares of common stock owned directly by Arvimex, Inc. ("Arvimex"), and 475,000 shares of Series A Preferred Stock owned directly by Arvimex which are convertible into 4,750,000 shares of common stock. Mr. Maddock is the President of Arvimex and beneficially owns the shares of common stock and Series A Preferred Stock owned by Arvimex. Mr. Maddock and Malcolm J. Wright have a mutual understanding whereby they vote their shares together. Mr. Maddock's beneficial ownership also includes the shares beneficially owned by Mr. Wright.

(3) Includes 845,733 shares of common stock and 55,000 shares of Series A Preferred Stock, which are convertible into 550,000 shares of common stock, owned directly by Mr. Wright, 719,942 shares of common stock owned directly by Xpress Ltd. ("Xpress"), 335,000 shares of Series A Preferred Stock owned directly by Xpress which are convertible into 3,350,000 shares of common stock, and 27,306 shares of common stock and 10,000 shares of Series A Preferred Stock, which are convertible into 100,000 shares of common stock, owned directly by Mr. Wright's daughter who resides in the same household as Mr. Wright. Mr. Wright is the President of Xpress and beneficially owns the shares of common stock and Series A Preferred Stock owned by Xpress.
     Mr. Wright has pledged 845,733 shares of common stock to Stanford as collateral for an aggregate of $6,000,000 of financing that Stanford has provided to the Company. Mr. Wright and Roger Maddock have a mutual understanding whereby they vote their shares together. Mr. Wright's beneficial ownership also includes the shares beneficially owned by Mr. Maddock.
(4) Includes 1,125,000 shares of common stock and 23,850 shares of Series C Preferred Stock which are convertible into 477,000 shares of common stock, owned directly by Stanford and 845,733 pledged by Malcolm J. Wright. Does not include an aggregate of 1,012,500 shares of common stock owned by the Stanford Employees

CHANGE IN CONTROL

     We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We accrue salaries payable to our Chief Executive Officer, President and Chief Financial Officer, Malcolm J. Wright. As of December 31, 2004, the aggregate amount of unpaid salaries payable to Mr. Wright was $1,000,000. The Company accrues interest at a rate of 12% compounded annually on the salaries payable to Mr. Wright. As of December 31, 2004, the aggregate amount of interest accrued on salaries payable to Mr. Wright was $105,000.

     In May 2004, we began accruing $100,000 per year as salaries payable to L. William Chiles, the President of Hickory, for his services. Mr. Chiles also receives paid compensation for his services from Hickory. As of December 31, 2004, the aggregate amount of salaries payable to Mr. Chiles was $66,400. The Company does not accrue interest on the salaries payable to Mr. Chiles.

     We pay or accrue directors' fees to each of our directors in an amount of $18,000 per year for their services as directors. During the last two fiscal years the Company paid an aggregate of $66,000 to directors and accrued an aggregate of $114,000.

     The Company entered into an agreement with Mr. Wright and Mr. Chiles whereby the Company agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of the Company's indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles make a personal guarantee for the Company's benefit in conjunction with any third-party financing, and Mr. Wright or Mr. Chiles elect to provide such guarantee, then Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to three per cent (3%) of the total original indebtedness and two per cent (2%) of any collateral posted as security. This fee is to be paid by the issuance of warrants to purchase the Company's common stock at a fixed strike price of $1.02 per share, when the debt is incurred. Mr. Wright personally guaranteed (the "Guarantees") the Company's $6,000,000 Credit Facility from Stanford. In addition, Mr. Wright pledged to Stanford 845,733 shares of the Company's common stock held by Mr. Wright. L. William Chiles had personally guaranteed $2,000,000 of the $6,000,000 Credit Facility and pledged to Stanford 850,000 shares of the Company's common stock held by Mr. Chiles. Stanford released Mr. Chiles from the personal guarantee and released his common stock from the pledge when the Company closed the $6,000,000 Credit Facility. In March 2004, the Company authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $2.96 per share, which was subsequently reduced to $1.02 per share of common stock.

     The Company has generally agreed to provide the executive officers of each of its subsidiaries a bonus of up to 19% of the profits, if any, of the subsidiary in which they serve as our executive officers. The bonus will be paid for the five-year period beginning on the date that the Company enters into such an agreement with the subsidiary. Pursuant to this general agreement, Malcolm J. Wright is entitled to receive up to 19% of the profits of Leisureshare International Ltd, Leisureshare International Espanola SA, TDSR, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., and American Leisure Hospitality Group Inc. and any new company formed for the development and sale of vacation homes, hospitality management, and vacation ownership . L. William Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment of $2,700,000. Although Mr. Chiles' bonus is limited, it is not subject to the buy-out by the Company as discussed below as it will cease as soon as the $2,700,000 amount has been paid to him . The executive officers of other the Company's other subsidiaries are entitled to share a bonus of up to 19% of the profits of the subsidiary in which they serve as our executive officers. The Company has the right to buy-out of these agreements after a period of five years by issuing such number of shares of its common stock equal to the product of 10% of the average after-tax profits for the five-year period multiplied by one-third (1/3) of the P/E ratio of the Company's common stock at the time of the buyout divided by the greater of the market price of the Company's common stock or $5.0. The Company has not paid or accrued any bonus as of the filing of this report.

     Malcolm J. Wright is the President and 81% majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 TDSR, entered into an exclusive development agreement with ALRG to provide development services for the development of the Sonesta Orlando Resort. Pursuant to this development agreement, ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the fiscal year ended December 31, 2004, ALRG administered operations and paid bills in the amount of $3,543,784 and received a fee of 4% (or approximately $141,751) under the development agreement.

     Malcolm J. Wright and members of his family are the majority shareholders of Xpress. On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR plus a marketing fee of 1.5%. During the period since the contract was entered into and ended December 31, 2004 the total sales made by Xpress amounted to approximately $173,979,572. As a result of the sales, TDSR is obligated to pay Xpress a total sales fee of $5,219,387 and a marketing fee of $2,609,693. As of December 31, 2004, the Company has paid Xpress $2,103,534 of cash, issued Xpress 120,000 shares of Series A Preferred Stock valued at $1,200,000, and transferred to Xpress a 1913 Mercedes Benz valued at $500,000. In February 2004, Malcolm J. Wright, individually and on behalf of Xpress, and Roger Maddock, individually and on behalf of Arvimex, entered into contracts with TDSR to purchase an aggregate of 32 townhomes for $8,925,120 and paid a deposit of $892,512.

     M J Wright Productions, Inc., of which Mr. Wright is the President, owns our Internet domain names.

     The Company and Mr. Wright have agreed to terms in principle of an employment agreement pursuant to which Mr. Wright will serve as our Chief Executive Officer and Chief Financial Officer. The Company will provide the terms of a definitive employment agreement in a future filing with the Commission.

     Thomas Cornish, a director nominee, is the President of the Seitlin Insurance Company. The Board of Directors has authorized Seitlin to place a competitive bid to provide insurance for the Sonesta Orlando Resort. Mr. Cornish has provided consulting services to the Company valued at $1,500.

     David Levine, a director nominee, has provided consulting services to the Company valued at $3,000.

ITEM 13.     EXHIBITS

     The exhibits listed below are filed as part of this annual report.

2.1 (1)     Stock Purchase Agreement
3.1 (2)     Articles of Incorporation
3.2 (3)     Amended and Restated Bylaws
3.3 (3)     Amended and Restated Articles of Incorporation filed July 24, 2002
3.4 (3)     Certificate of Amendment of Amended and Restated Articles of
            Incorporation filed July 24, 2002
4.1 (3)     Certificate of Designation of Series A Convertible Preferred Stock
4.2 (5)     Certificate of Designation of Series B Convertible Preferred Stock
4.3 (5)     Certificate of Designation of Series C Convertible Preferred Stock
4.4 (10)    Amended and Restated Certificate of Designation of Series C
            Convertible Preferred Stock
4.5 (15)    Form of Certificate of Designation of Series F Convertible Preferred
            Stock
4.6 *       Certificate of Designation of Series F Convertible Preferred Stock
10.1 (3)    Stock Option Agreement with L. William Chiles Regarding Hickory
            Travel Systems, Inc.
10.2 (5)    Securities Purchase Agreement with Stanford Venture Capital
            Holdings, Inc. ("Stanford") dated January 29, 2003
10.3 (5)    Registration Rights Agreement with Stanford dated January 29, 2003
10.4 (5)    Securities Purchase Agreement with Charles Ganz dated January 29,
            2003
10.5 (5)    Asset Sale Agreement with Charles Ganz dated January 29, 2003
10.6 (5)    Registration Rights Agreement with Charles Ganz dated January 29,
            2003
10.7 (5)    Securities Purchase Agreement with Ted Gershon dated January 29,
            2003
10.8 (5)    Asset Sale Agreement with Ted Gershon dated January 29, 2003
10.9 (5)    Registration Rights Agreement with Ted Gershon dated January 29,
            2003
10.10 (6)   Confirmation of Effective Date and Closing Date of $6,000,000 Line
            of Credit
10.11 (6)   Credit Agreement with Stanford for $6,000,000 Line of Credit
10.12 (6)   First Amendment to Credit Agreement with Stanford for $6,000,000
            Line of Credit
10.13 (6)   Mortgage Modification and Restatement Agreement between TDSR and
            Stanford dated December 18, 2003
10.14 (6)   Registration Rights Agreement with Stanford dated December 18,
            2003
10.15 (6)   Florida Mortgage and Security Agreement securing the $6,000,000
            Line of Credit
10.16 (6)   Second Florida Mortgage and Security Agreement securing the
            $6,000,000 Line of Credit
10.17 (6)   Security Agreement by Caribbean Leisure Marketing Limited and
            American Leisure Marketing and Technology Inc. dated December 18,
            2003, securing the $6,000,000 Line of Credit
10.18 (6)   Warrants issued to Daniel T. Bogar to purchase 168,750 shares at
            $2.96 per share
10.19 (7)   Warrants issued to Arvimex to purchase 120,000 shares at $0.001 per share
10.20 (7)   Warrant Purchase Agreement with Stanford to purchase 600,000 shares at $0.001 per share and 1,350,000 shares at $2.96 per share
10.21 (7)   Warrants issued to Arvimex to purchase 270,000 shares at $2.96 per share
10.22 (10)  Credit Agreement with Stanford for $1,000,000 Credit Facility
10.23 (10)  Credit Agreement for $3,000,000 Credit Facility
10.24 (10)  Instrument of Warrant Repricing to purchase 1,350,000 shares at
            $0.001 per share
10.25 (10)  Warrant Purchase Agreement with Stanford to purchase 500,000 shares at $5.00 per share
10.26 (10)  Registration Rights Agreement with Stanford dated June 17, 2004
10.27 (9)   Agreement and First Amendment to Agreement to Purchase Galileo
            Notes with GCD Acquisition Corp. ("GCD"), dated March 19, 2004 and March 29, 2004, respectively
10.28 (9)   Assignment Agreement for Security for Galileo Notes
10.29 *     Bridge Loan Note for $6,000,000 issued by Around The World Travel,
            Inc. ("AWT") in favor of Galileo International, LLC ("Galileo") and acquired by the Registrant

10.30 *     Third Amended and Restated Acquisition Loan Note for $6,000,000
            issued by AWT in favor of Galileo and acquired by the Registrant
10.31 *     Amended and Restated Initial Loan Note for $7,200,000 issued by AWT in favor of Galileo and acquired by the Registrant
10.32 *     Promissory Note for $5,000,000 issued by AWT in favor of CNG Hotels,
            Ltd. and assumed by the Registrant
10.33 *     Promissory Note for $2,515,000 issued by Tierra Del Sol Resort,
            Inc., formerly Sunstone Golf Resort, Inc. ("TDSR"), in favor of
            Arvimex, Inc. ("Arvimex") and Allonge dated January 31, 2000
10.34 *     Registration Rights Agreement with Arvimex dated January 23, 2004
10.35 (13)  Development Agreement between TDSR and American Leisure Real
            Estate Group, Inc.
10.36 (14)  Exclusive Sales and Marketing Agreement between TDSR and Xpress
            Ltd.
10.37 (15)  Asset Purchase Agreement with Around The World Travel, Inc. for
            TraveLeaders
10.38 (16)  Operating Agreement between American Leisure Hospitality Group,
            Inc. and Sonesta Orlando, Inc., dated January 29, 2005
10.39 (17)  Second Re-Instatement and Second Amendment to Contract of
            Advantage Professional Management Group, Inc. to sale unimproved land in Davenport, Florida to Thirteen  Davenport,  LLC
10.40 (17)  Purchase Agreement between Advantage and Paradise Development
            Group, Inc. ("Paradise") to sale part of unimproved land in
            Davenport, Florida
10.41 (17)  First Amendment to Purchase Agreement between Advantage and
            Paradise to sale part of unimproved land in Davenport, Florida
10.42 (17)  Assignment of Purchase Agreement, as amended, to Thirteen
            Davenport,  LLC to sale part of unimproved land in Davenport,
            Florida
14 (8)      Code of Ethics
16.1 (3)    Letter from J.S. Osborn, P.C. dated August 1, 2002
16.2 (4)    Letter from J.S. Osborn, P.C. dated May 22, 2003
16.3 (11)   Letter from J.S. Osborn, P.C. dated August 17, 2004
16.4 (11)   Letter from Charles Smith
16.5 (11)   Letter from Marc Lumer & Company
16.6 (11)   Letter from Byrd & Gantt, CPA's, P.A.
16.7 (12)   Letter from Malone & Bailey, PLLC
16.8        Letter from Bateman & Co., Inc., P.C.
21 *        Subsidiaries of American Leisure Holdings, Inc.
31 *        CEO and CFO Certification pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002
32 *        CEO and CFO Certification pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002
99.1 (6)    Personal Guarantee by Malcolm J. Wright guaranteeing the $6,000,000
            Line of Credit
99.2 (10)   Letter to the Shareholders of Around The World Travel, Inc.

(1) Filed as Exhibit 2.1 to the Registrant's Form 8-K on June 28, 2002, and incorporated herein by reference.
(2) Filed as Exhibit 3.1 to the Registrant's Form SB-1 on October 20, 2000, and incorporated herein by reference.
(3) Filed as Exhibits 3.4, 3.1, 3.2, 3.3, 10.2, and 16.1, respectively, to the Registrant's Form 10-QSB on August 19, 2002, and incorporated herein by reference.
(4) Filed as Exhibit 16.1 to the Registrant's Form 8-K on May 23, 2003, and incorporated herein by reference.
(5)  Filed as Exhibits 99.2, 99.1, 99.3, 99.5, 99.6, 99.7, 99.8, 99.9, 99.10 and
     99.11, respectively, to the Registrant's Form 10-KSB on May 23, 2003, and incorporated herein by reference.
(6)  Filed  as  Exhibits  99.1, 99.2, 99.3, 99.4, 99.7, 99.8, 99.9, 99.10, 99.11
     and 99.5, respectively, to the Registrant's Form 8-K on April 1, 2004, and incorporated herein by reference.
(7)  Filed as Exhibits 99.11, 99.12 and 99.13 to the Registrant's Form 10-QSB on

(8) Filed as Exhibit 99.1 to the Registrant's Form 10-KSB on May 21, 2004, and incorporated herein by reference.
(9) Filed as Exhibits 99.1 and 99.2, respectively, to the Registrant's Form 8-K on April 6, 2004, and incorporated herein by reference.
(10) Filed as Exhibits 3.1, 10.1, 10.2, 10.3, 10.4, 10.5 and 99.2, respectively, to the Registrant's Forms 8-K/A filed on August 6, 2004, and incorporated herein by reference.
(11) Filed as Exhibits 16.2, 16.3, 16.4 and 16.5, respectively, to the Registrant's Forms 8-K/A filed on August 18, 2004, and incorporated herein by reference.
(12) Filed as Exhibit 16.1 to the Registrant's Form 8-K on August 18, 2004, and incorporated herein by reference.
(13) Filed as Exhibit 10.6 to the Registrant's Form 10-QSB on August 20, 2004, and incorporated herein by reference.
(14) Filed  as  Exhibit  10.6  to  the Registrant's Form 10-QSB/A on December 8,
     2004,  and  incorporated  herein  by  reference.
(15) Filed as Exhibits 3.1 and 10.1, respectively, to the Registrant's Form 8-K on January 6, 2005, and incorporated herein by reference.
(16) Filed as Exhibit 10.1 to the Registrant's Form 8-K on February 2, 2005, and incorporated herein by reference.
(17) Filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Registrant's Form 8-K on March 14, 2005, and incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The audit and audit related fees billed for audit and review of the Company's annual and quarterly financial statements were $21,000 and $42,500 for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

AUDIT RELATED FEES

     Lopez was not paid any additional fees by the Company for the years ended December 31, 2004 and 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financials statements.

TAX FEES

     Lopez was not paid any fees for the years ended December 31, 2004 and 2003 for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES

     The Company's principal independent accounts did not bill the Company for any services other than the foregoing for the fiscal years ended December 31, 2004 and December 31, 2003.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN  LEISURE  HOLDINGS,  INC.

                                        By:  /s/  Malcolm  J.  Wright
                                           ---------------------
                                        Name:  Malcolm  J.  Wright
                                        Title:  Chief  Executive  Officer  and
                                        Director
                                        Date:  March  31,  2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                   DATE
---------

By: /s/ Malcolm J. Wright
    ---------------------
Malcolm J. Wright            Chief Executive Officer, President,  March 31, 2005
                             Secretary, Chief Financial Officer,
                             and Director

By: /s/L. William Chiles
    --------------------
L. William Chiles            Director                             March 31, 2005

By: /s/ James Leaderer
    ------------------
James Leaderer               Director                             March 31, 2005