Form 10KSB/A
period 2004-12-31
AMERICAN LEISURE HOLDINGS INC
filed 2005-04-01
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

     This Amended Form 10-KSB is being filed to update financial information in the audited financial statements and the Management's Discussion and Analysis section, lease information, certain relationships and related transactions, security ownership, legal proceedings and other business matters.

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

    On June 14, 2002, we entered into a Merger Agreement (the "Merger") with American Leisure Corporation and its subsidiaries (collectively referred to herein as "American Leisure"). As consideration for the Merger, we issued to the former American Leisure stockholders 4,893,974 shares of our common stock and 880,000 shares of Series A Preferred Stock having 10 votes per share. As part of this transaction, Vyrtex Limited, a UK company, which owned 3,830,000 shares of our common stock, surrendered 3,791,700 of the 3,830,000 shares owned by them. The transaction was treated as a reverse merger and a re-capitalization of American Leisure. American Leisure was considered the accounting acquirer and the results of its operations carried over. The operations of Freewill prior to the Merger were not carried over and were adjusted to $0. On July 9, 2002, we changed our name to American Leisure Holdings, Inc.

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

     On February 1, 2005, our Board of Directors (the "Board") nominated Messrs. David Levine, Thomas Cornish and Carlos Fernandez to serve as members of the Board. While they have accepted their nominations, Messrs. Levine, Cornish and Fernandez have not yet commenced their appointments to the Board of Directors and are considered nominees. The Company has no reason to believe that any of them will be unable to serve or decline to serve as a director. The Company anticipates that the nominees will commence directorship in the near term after the filing of this Form 10-KSB, and that Mr. Levine will serve as Chairman of the Board. The Company anticipates that Messrs. Cornish and Levine will serve on the Compensation Committee being formed in the near future by the Board and that Mr. Fernandez will serve on the Audit Committee being formed in the near future by the Board. L. William Chiles will continue to serve as Chairman of the Board until Mr. Levine is formally inducted to that position, which induction is anticipated by the Company. Mr. Chiles will continue to serve on the Board as a Director and will chair a New Initiatives Committee that our Board is in the process of forming. The Company filed a Form 8-K with the Commission on February 15, 2005, which disclosed that the Company's Board of Directors nominated David Levine, Thomas Cornish and Carlos Fernandez as Directors of the Company to fill vacancies on the Board of Directors created by the resignation of Gillian Wright and an increase in the number of members on the Board of Directors from four (4) to nine (9). This disclosure is being provided to clarify that Messrs. Levine, Cornish and Fernandez have not yet commenced their appointments to the Board of Directors and are considered nominees. The Company has no reason to believe that any nominee will be unable to serve or decline to serve as a director. L. William Chiles continues to serve as Chairman of the Board until Mr. Levine is inducted into such position, which induction is anticipated by the Company. As and when the Company and the director nominees complete the process of their induction, the nominees are expected to be inducted as directors of the Company.


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

BUSINESS  INTEGRATION

     The Company is on a mission to develop a large, multi-national travel services, travel management and travel distribution organization that has a division that constructs luxury vacation home ownership and travel destination properties. We are in the process of integrating the business operations of Hickory and TraveLeaders to distribute, fulfill and manage our travel services which will serve as the foundation of our business model. We are currently in what we believe to be final negotiations for the financing to construct the Sonesta Orlando Resort, a 972-unit vacation home resort to be located just outside of Orlando, Florida. We will be affiliated with RCI, an international vacation unit exchange facilitator, which will serve as our link to other vacation resort properties. We operate six (6) affinity-based travel clubs. In addition to Hickory's 24-hour call center, IMA, a company with which we have entered into a joint venture, is currently operating our Antigua Call Center and we own the equipment for another call center in Coral Gables, Florida which is currently not being operated. Our planned business model is to use the travel distribution, fulfillment and management services of the combined business operations of Hickory and TraveLeaders to, among their other pursuits, provide bookings for vacation homes and travel resorts under our management and travel services to our affinity-based travel clubs.

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

     Distribution  of  Our  Travel  Services
     ---------------------------------------

     We provide our travel services to our clients through several distribution channels, including traditional brick and mortar regional and branch offices, dedicated on-site corporate travel departments, call centers and Internet based technologies.

     TraveLeaders has two large customer service operations in Coral Gables, Florida and Irvine, California with eight branch offices as follows:

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

VACATION  HOME  AND  TRAVEL  RESORT  OPERATIONS

     The Company's vacation home and travel resort operations will be conducted within three business segments. One will acquire tracts of real estate suitable for vacation resort properties, which will be subdivided, improved and sold, typically on a retail basis to our range of clients as vacation home sales. The other operation is planned to develop, market and sell vacation ownership interests in the Company's future resort properties primarily through vacation clubs. The third segment is the ongoing hospitality management of the resorts built by the Company. While our vacation home management is not a condition of a purchase at any of our resorts, the consumer may elect to employ our management subsidiary to handle all aspects of the care and economics of their vacation home, including but not limited to the supervision of the home in a rental arrangement.

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

     We plan to develop our vacation resort properties to enable certain qualifying vacation homeowners to include their homes in voluntary rental arrangements. We plan to provide vacation resort homeowners a comprehensive set of vacation rental and property management and rental services. The services will consist of marketing, reservations, guest services, basic resort services, maintenance, repair and cleaning, management of home owner and condo associations, record keeping and billing, and representation of homeowners' interests with transient guests.

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

     We plan to construct the Sonesta Orlando Resort in two phases. Phase I is scheduled to include 430 residential units, an 84,000 square foot clubhouse (approximate square footage under air), and one of Central Florida's largest swimming and recreation complexes which includes a combination pool and lazy river swimming feature, an outdoor sports bar and food service, restroom facilities, showers, water slides, beach volleyball and extensive sundecks. Phase II is scheduled to include 542 residential units and additional amenities. The Phase II resort amenities contemplated include miniature golf, a flow rider water attraction, a wave pool, Rapid River, and a children's multilevel interactive water park. Phase II clubhouse improvements will include the finishing, equipping and furnishing of banquet/meeting rooms, casual and fine dining restaurants, a full service spa, a sales center and an owners' club. We estimate that the cost to complete the construction of Phase I will be $156,500,000, of which $19,200,000 will be the cost of the horizontal construction, $24,900,000 will be for the clubhouse and resort amenities, $67,600,000 will be for vertical construction on 430 units and $45,400,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. We plan to have the first phase of horizontal construction cost of $19,200,000 funded by the Westridge Community Development District ("District") via the sale by the District of bonds issued on a non-recourse basis to the Company ("CDD Bonds"). The District was initially created by the Company and enabled by an order of the State District Court. The debt service on the CDD Bonds will be paid by all of the owners of real property within the District as a quasi-public cost for the community benefit provided by the infra-structure and green spaces the District will create and preserve. We are currently in the final stages of the negotiations with a national banking institution for the provision of a $96,600,000 conventional construction loan that we expect to close in May 2005. We have also given the same banking institution the underwriting role in the sale of the CDD Bonds. We expect to close the first offering of the CDD Bonds in May 2005. We plan to begin construction of Phase I upon the closing of the conventional construction loan and the sale of the first offering of the CDD Bonds.

     In November 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress Ltd. ("Xpress") to sell the vacation homes in the Sonesta Orlando Resort. Malcolm J. Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer, and members of his family are the majority shareholders of Xpress. As of March 30, 2005, Xpress has pre-sold 648 vacation homes in a combination of contracts on Town Homes and Reservations on condominiums in the Sonesta Orlando Resort for total sales volume to date of over $216 million. All deposits required by the contracts and reservations have been received by the Company as detailed elsewhere in this report.

     American Travel & Marketing Group, Inc. ("ATMG" and its d/b/a, "American Affinity Clubs" or "AAC"), our subsidiary, operates six (6) affinity-based travel clubs. American Affinity Clubs has developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. Typically, American Affinity Clubs identifies a national retail entity and propose to create a club to be comprised of persons in their target demographic, the purpose of which will be to foster loyalty to their brands. The incentives for membership are a rich assortment of discounted travel opportunities that are tailored to their target demographic as well as a significant array of special membership benefits that are provided by sponsors of nationally known products and services. American Affinity Clubs derives revenues from membership dues, sponsorship premiums and travel commissions. In addition to revenue generation, American Affinity Clubs will also provide traffic to the Company's vacation home and resort properties. We believe that American Affinity Clubs will generate increased travel business through the creation of additional clubs comprised of affinity-based travelers. We believe that AAC is poised to secure a strong market share of the affinity-travel marketing segment. As the proprietor and manager of the clubs it creates, AAC anticipates substantial revenue from annual membership fees and commissions earned on the sale of travel services, once the infrastructure has been finalized to communicate and sell to its affinity-based club databases. We expect that American Affinity Clubs will derive revenue from sales opportunities to Hickory's corporate clients, Hickory's bulk purchasing power and fulfillment capacity, and access to our vacation home and resort properties.

     Management of our vacation resorts will be conducted through our subsidiary, American Leisure Hospitality Group, Inc. ("ALHG"). ALHG entered into an operating agreement with Sonesta, which delegates to Sonesta substantially all of the hospitality responsibilities for the Sonesta Orlando Resort. ALHG retains primary responsibility for the management of the resort.

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

     Almost from the conception of fiber-optic cable, fiber-to-the-home (FTTH), or the passive optical network (PON), has been envisioned as the network of the future. Single-mode fiber combines very low signal loss per kilometer with high carrying capacity. On the surface, these traits make an ideal network with very high bandwidth availability, ultra reliability, and the ultimate in network future-proofing.

     After 25 years of being considered the future of access networks, FTTH is now being deployed on a large scale in the United States. For several years, the ever-increasing number of FTTH deployments has been driven mainly by nontraditional carriers such as utility companies, municipalities, and home developers as well as a few competitive local exchange carriers ("CLECs"). Today, however, FTTH also has become the technology of choice for many Independent local exchange carriers ("LECs") and at least one large incumbent, both for new builds and overbuilds. The economic and technical reasons for this change have much to do with outside plant (OSP) innovations that reduce the labor and active electronics costs of an FTTH installation.


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

     Competition may be robust but at present the Company believes demand still exceeds the supply. The Company cannot guarantee how long it will experience this favorable market condition.

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

ITEM 2.     DESCRIPTION OF PROPERTY

     Our corporate headquarters are located in Saddlebrook, New Jersey. Our Saddlebrook facility is approximately 5,000 square feet, of which 250 square feet houses AMLH's executive offices. This facility is leased by Hickory Travel Systems for approximately $178,056 per year and AMLH does not pay any rent to Hickory for the executive office. A reservation service center equipment lease Calls for a monthly base rent of $6,461 through December 2005.

     We leased office space located in Tamarac, Florida. The monthly base rental Was $17,708. In the Spring of 2004, the Company was able to terminate the lease.

     We own the land on which the Sonesta Orlando Resort will be situated. We purchased this land for $5,560,366. It is currently subject to mortgages in an amount equal to approximately $12,000,000 that represents approximately a 35% loan to value ratio. As a developer of vacation resort properties, we may also purchase additional parcels of land for resort development.

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

ITEM 3.     LEGAL PROCEEDINGS

    We are a defendant in an action that was filed in Orange County, Florida. In June, 2001, Rock Investment Trust, P.L.C., a British limited liability company, and RIT, L.C., a related Florida limited liability company, filed suit against Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc. (the "Defendants"), seeking either the return of an alleged $500,000 investment or an ownership interest in one or more of the defendant entities equivalent to the alleged investment amount. This lawsuit involves allegations of fraud against Malcolm J. Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer. The Defendants have denied all claims and have counterclaimed against Rock Investment Trust and its principal, Roger Smee for damages. The Defendants are seeking to recover deposits and costs on two real estate transactions totaling approximately $440,000 plus damages. seeking damages in excess of $10 million, assuming success on all aspects of the litigation. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remain to be done, based on the status of the record developed thus far, our counsel believes that Rock Investment Trust's and RIT's claims are without merit and that the counterclaim will be Successful, although damages are uncertain. This case has been inactive since February 2002, although opposing counsel did file discovery documents in the past year to keep the case from being dismissed for lack of prosecution.

     In March 2004, Manuel Sanchez and Luis Vanegas as plaintiffs filed a lawsuit against American Leisure Holdings, Inc. American Access Corporation, Hickory Travel Systems, Inc. Malcolm J Wright, L William Chiles, and Walter Kolker, seeking a claim for securities fraud, violation of Florida Securities and Investor Protection Act, breach of their employment contracts, and claims for fraudulent inducement. Defendants have denied all claims and have a counterclaim against Manuel Sanchez and Luis Vanegas for damages. The litigation commenced in March 2004 and will shortly enter the discovery phase and is not currently set for trial. American Leisure believes that Manuel Sanchez and Luis Vanegas claims are without merit and the claim is not
material  to  American  Leisure.   American Leisure does not believe that
Sanchez and Vanegas' claims have merit and intends to vigorously defend the lawsuit.

     In February 2003, American Leisure, Inc. and Malcolm Wright were joined in a lawsuit filed by Howard Warren and captioned as Howard Warren v. Travelbyus, Inc. William Kerby, David Doerge, DCM/Funding III, LLC, Balis Lewittes and Coleman, Inc. We were included under a theory of joint venture liability with the defendants. The plaintiff claims losses of $1.5 million from an alleged breach of a promissory note as well as punitive damages for willful and gross negligence. The litigation is in the discovery phase and is not currently set for trial. An order was entered on November 1, 2004 following Plaintiff's Motion To Dismiss that dismissed the case against ALI and Mr. Wright without prejudice. The dismissal becomes irrevocable one year from the date that the order was entered.

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

     In early May 2004, Around The World Travel, Inc. ("AWT"), from which on December 31, 2004 we purchased substantially all of its assets, filed a lawsuit with the clerk of the Miami-Dade Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. We were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against AWT and us in a lawsuit styled Seamless Technologies, Inc. et al v. Keith St. Clair et al. This suit alleges that AWT has breached the contracts and also that we and AWT's Chief Executive Officer were complicit with certain officers and directors of AWT in securing ownership of certain assets for us that were alleged to have been a business opportunity for AWT. This lawsuit involves allegations of fraud against Malcolm J. Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by AWT. In a related matter, the attorneys for Seamless brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against the Company includes monetary damages and litigation costs. All three suits have been brought to the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the "Seamless Suit"). We have retained legal counsel regarding these matters. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us.

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

     As of March 31, 2005, the Company had 331 holders of record of the common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

DIVIDEND  POLICY

     We have never declared or paid dividends on our common stock. We do not anticipate paying dividend on our common stock in the foreseeable future. We intend to reinvest in our business operations any funds that could be used to pay dividends. Our common stock is junior in priority to our preferred stock with respect to dividends.

     Cumulative dividends on our issued and outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series E Preferred (as the same may be amended from time to time) accrue at a rate of $1.20, $12.00, $4.00, and $4.00, respectively, per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. We have authorized and agreed to issue Series F Preferred Stock as currency for the purchase of AWT assets valued at $193,260. The Series F Preferred Stock has cumulative dividends that accrue at a rate of $1.00 per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. The Series F Preferred Stock has not been issued as of this filing. Dividends on our preferred stock accrue from the date on which such shares of preferred stock are issued and outstanding and thereafter from day to day whether or not earned or declared and whether or not there exists profits, surplus or other funds legally available for the payment of dividends. We have never paid any cash dividends on our preferred stock. All dividends on preferred stock accrue without interest until the Company declares a profit.

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

     In March 2004, the Company issued warrants to purchase 300,000 shares of the Company's common stock to Stanford Venture Capital Holdings, Inc. ("Stanford") and warrants to purchase an aggregate of 300,000 shares of the Company's common stock equally to Daniel T. Bogar, William R. Fusselmann,
Osvaldo Pi, and Ronald M. Stein, employees of Stanford ( collectively, the "Stanford Employees"). The warrants to purchase an aggregate of 600,000 shares that were issued to Stanford and the Stanford Employees had an exercise price of $0.001 per share of common stock and were exercised as discussed below. Also in March 2004, the Company issued warrants to purchase 675,000 shares of the Company's common stock to Stanford and warrants to purchase an aggregate of 675,000 shares of the Company's common stock to the Stanford Employees. The warrants to purchase an aggregate of 1,350,000 shares that were issued to Stanford and the Stanford Employees had an exercise price of $2.96 per share which in June 2004 were subsequently reduced to $0.001 per share. The warrants discussed in this paragraph, above, were issued as consideration for Stanford providing a $6,000,000 line of credit to the Company. The exercise price on 1,350,000 warrants was reduced, as discussed above, in connection with $4,000,000 of additional financing provided by Stanford. In May 2004, the Company issued an aggregate of 600,000 shares of common stock to Stanford and the Stanford Employees upon their exercise of their warrants at $0.001 per share of common stock (or an aggregate of $600). In June 2004, the Company also issued warrants to purchase 500,000 shares of the Company's common stock to Stanford in connection with the additional $4,000,000 of financing. The warrants to purchase 500,000 shares that were issued to Stanford had an exercise price of $5.00 per share, but the exercise price was reduced to $0.001 as consideration for additional financing with respect to warrants to purchase 100,000 of the shares in November 2004. The exercise price was reduced in connection with $1,250,000 of additional financing provided by Stanford. In September 2004, the Company issued an aggregate of 1,350,000 shares of common stock to Stanford and the Stanford Employees upon their exercise of their warrants at $0.001 per share of common stock (or an aggregate of $1,350). In December 2004, the Company issued an aggregate of 100,000 shares of common stock to Stanford and the Stanford Employees upon their exercise of their warrants at $0.001 per share of common stock (or an aggregate of $100). The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the warrants and shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company; However, the Company's relationship with Stanford includes the requirement that the Company utilize a certain investment banking firm (US Funding) and in this transaction the Company paid $150,000 (2.5% is an agreed percentage) to that third party agent for investment banking services.

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

     In April 2004, the Company approved the issuance of 24,101 shares of Series E Preferred Stock, par value $.001 per share, to The Shadmore Trust U/A/D 12/26/89 as part of the Company's acquisition of the majority interest in the preferred stock of AWT. The Series E Convertible Preferred Stock ranks senior to the Company's common stock as to dividends and liquidation preference. Each share of Series E Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into a maximum of 6.666 fully paid and non-assessable shares of Common Stock. The Company also issued an unsecured note in the original amount of $1,698,340 to Shadmore in connection with the acquisition of debt owed to them by AWT. The note bears interest at a rate of four percent (4%) per annum with weekly payments in the amount of $5,000 until the note is fully paid or April 1, 2011, whichever is first. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares and the note for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

     In October 2004, the Company issued to Arvimex warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $0.001 per share of common stock in consideration for an unsecured loan of AWT in the principal amount of $500,000 that Arvimex made to the Company. Arvimex loaned the money to AWT to provide funds to AWT while the Company conducted due diligence of TraveLeaders and sought to secure an additional $1,250,000 of financing from Stanford. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants and the note for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

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

     On December 31, 2004, the Company issued 120,000 shares of common stock to Xpress Ltd., of which Malcolm J. Wright, the Company's Chief Executive Officer and Chief Financial Officer, is the beneficial owner, 10,000 shares of common stock to James Leaderer, a director of the Company, 20,000 shares of common stock to an entity and 10,000 shares of common stock to an employee of Hickory (or an aggregate of 160,000 shares of common stock) for various services that they provided to the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

     In March 2005, the Company cancelled an aggregate of 3,988,700 shares of common stock, of which 3,791,700 shares had been returned to the Company by Vyrtex Limited in June 2002 in connection with the reverse merger, and 197,000 shares had been authorized for issuance in June 2002, but never cancelled, in connection with the reverse merger.



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

     Loss from operations increased $2,590,247 to $4,209,749 for the fiscal year ended December 31, 2004, as compared to loss from operations of $1,619,502 for the fiscal year ended December 31, 2003. Loss from operations consisted of depreciation and amortization of $936,874, general and administrative expenses of $8,192,195 and goodwill impairment loss of $1,500,000 for the fiscal year ended December 31, 2004, as compared to depreciation and amortization of $716,175, general and administrative expenses of $4,227,810 and goodwill impairment loss of $0 for the fiscal year ended December 31, 2003. The increase in loss from operations was due to the increase in depreciation and amortization and general and administrative expenses. The Company realized goodwill impairment loss during 2004 due to the write-down of its investment in the common and preferred stock of AWT.
The Company paid approximately $17,500,000 for the investment which was valued by an independent third party at approximately $16,000,000, and the Company wrote off $1,500,000.

     Loss from operations before minority interests was $7,131,825 for the fiscal year ended December 31, 2004, as compared to loss from operations before minority interests of $1,616,502 for the fiscal year ended December 31, 2003. The increase in loss from operations before minority interests was directly attributable to the increases in depreciation and amortization and general and administrative expenses as well as the goodwill impairment loss on acquiring Traveleaders and a loss on the write down of acquiring AWT's preferred stock in April 2004.

     The Company had $510,348 attributable to minority interests for the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003.

     Net loss before income taxes for the fiscal year ended December 31, 2004 was $6,621,477 as compared to net loss before income taxes of $2,126,850 for the fiscal year ended December 31, 2003. The increase in net loss before income taxes was directly attributable to the increases in depreciation and amortization and general and administrative expenses as wells as the goodwill impairment loss on acquiring Traveleaders and a loss on the write down of acquiring AWT's preferred stock in April 2004.


     The Company recorded a provision for income taxes of $(12,824) for the fiscal year ended December 31, 2004, as compared to a provision for income taxes of $0 for the fiscal year ended December 31, 2003.

     The Company had a net loss of $6,634,301 for the fiscal year ended December 31, 2004, as compared to a net loss of $2,126,850 for the fiscal year ended December 31, 2003, which represents an 86% increase in net loss.

     Historically, Hickory has had seasonal losses during the first three quarters, and net profits during the fourth quarter of each year.

     Basic and diluted net loss per share was $0.77 for the fiscal year ended December 31, 2004, as compared to basic and diluted net loss per share of $0.31 for the fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total current assets of $6,000,365 as of December 31, 2004, which consisted of accounts receivable of $3,539,387, cash of $2,266,042, note receivable of $113,000, prepaid expenses and other of $51,460, and other current assets of $30,476.

     The Company had total current liabilities of $24,848,570 as of December 31, 2004, which consisted of maturities on long-term debt and notes payable of $9,605,235, accounts payable and accrued expenses of $5,618,973, customer deposits of $2,752,535, other of $2,332,886, current maturities of notes payable to related parties of $1,910,629, accrued expenses of officers of $1,355,000 and shareholder advances of $273,312.

     The Company had negative net working capital of $18,848,205 as of December 31, 2004. The ratio of total current assets to total current liabilities was approximately 25% as of December 31, 2004.

     During the fiscal year ended December 31, 2004, the Company's working capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. Additionally, the note on the TDSR property in the amount of $6,000,000 (due in March 2005) is now a current liability. The Company and the lender have verbally agreed to extend the repayment of the loan until such time as the Company closes the construction loan for the Sonesta Orlando Resort which the Company anticipates will occur in May 2005. In March 2005, the Company closed on the sale of the 13.5 acres of commercial property in Polk County, Florida at the corner of U.S. Hwy. 27 and Sand Mine Road. The Company sold the property for a sales price of $4,020,000, plus the reimbursement of expenses in the amount of $157,219. After paying certain closing costs, commissions, the first deed of trust on the property, the Company received $2,474,090 in cash from the sale of the property, which the Company used for working capital and to pay off current maturities of notes payable to related parties of $1,910,629 and shareholder advances of $273,312.

     The Company has a history of generating net losses. The Company's primary sources of cash have been the acceptance of deposits on presales of its TDSR project, increases in its credit facilities from Stanford, increases in accounts payable and accrued expenses, and increases in shareholder loans to the Company.

     Net cash provided by operating activities was $9,108,807 for the fiscal year ended December 31, 2004, as compared to net cash used in operating activities of $2,339,445 for the fiscal year ended December 31, 2003. The change from net cash used in to net cash provided by operating activities was primarily due to an increase in deposits of $16,669,347 associated with deposits from presales of the TDSR project, an increase in accounts payable and accrued expenses of $2,872,777 and an adjustment for impairment loss of $3,685,278 that were offset by an increase in prepaid commissions of $8,355,410, a decrease in receivables of $382,125, a gain on the sale of AVR common stock of $145,614 and minority interests of $510,348.

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

     Since the year end we have sold our land in Davenport, Florida and used the sale proceeds of approximately $4,000,000 to repay current debt. The company expects to close on its construction loan for TDSR with a banking institution in May 2005 and repay an additional $8,100,000 of current debt.


     The Company has limited liquidity and limited access to additional capital resources. The Company does not expect to derive the capital to totally fund its ongoing obligations from operating results until the end of 2006. The Company owes certain shareholders and related parties approximately $2,000,000 of debt that has already matured. These shareholders were repaid their debt in March 2005 from the sale proceeds of the unimproved land in Davenport, Florida. In addition, the Company accrues salary to its chief executive officer and its directors. As of December 31, 2004, the aggregate amount of salaries payable to Malcolm J. Wright, the Company's Chief Executive Officer, was $1,000,000. The Company accrues interest at a rate of 12% compounded annually on the salaries payable to Mr. Wright. As of December 31, 2004, the aggregate amount of interest accrued on salaries payable to Mr. Wright was $105,000. In May 2004, we began accruing $100,000 per year as salaries payable to L. William Chiles, a director of the Company and the President of Hickory, for his services. As of December 31, 2004, the aggregate amount of salaries payable to Mr. Chiles was $66,400. The Company does not accrue interest on the salaries payable to Mr. Chiles.

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

     The Company needs to raise approximately $4,500,000 to satisfy its cash requirements for the next twelve (12) months. This money will be used for the working capital needs of Hickory during the first three quarters of 2005, TraveLeaders, AMLH, AS and ATMG. Based on Hickory's operating history, we expect them to have sufficient cash flow during the fourth quarter of 2005. In addition, the Company needs approximately $116 million in third-party capital to begin the construction and development of Phase 1 of the Sonesta Orlando Resort. The Company will have closed commitments for this capital prior to commencing construction. The capital needed is in addition to capital that the Company previously received as discussed below. During the period from December 2003 to December 2004, the Company received an aggregate of $11.35 million of convertible note financing from Stanford, $16,669,347 in deposits from the presale of units for the Sonesta Orlando Resort and $2,050 from the exercise of warrants. In March 2005, the Company received net proceeds of approximately $2,730,000 from the sale of unimproved land in Davenport, Florida. The Company intends to raise additional capital in one or more private placements of equity or convertible debt financing, or through a sale-leaseback of its equipment. The Company is currently in final negotiations with a banking institution to provide a $96.6 million conventional construction loan for the Sonesta Orlando Resort which the Company expects to close in May 2005. The Company has also engaged the same banking institution to underwrite and place the sale of $26,000,000 of CDD Bonds ($19,200,000 to be used for horizontal construction), the first round of which the Company also expects to close in May 2005. If additional capital is raised by issuing equity and/or convertible debt, the ownership interests of our current stockholders may be diluted. Future investors may be granted rights superior to those of existing stockholders. At this time, the Company does not have any commitments for additional capital from third parties or from its officers, directors or majority shareholders. There can be no assurance that additional capital will be available to the Company from any of the sources discussed in this paragraph, that any additional capital which may be received will be sufficient, or that other arrangements will be available when needed or on terms satisfactory to the Company. If we do not receive a sufficient amount of additional capital on acceptable terms, we will have to delay, curtail or scale back some or all of our operations.

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


WE HAVE RECEIVED $11.355 MILLION OF CONVERTIBLE DEBT FINANCING FROM STANFORD WHICH IMPOSES SUBSTANTIAL OBLIGATIONS ON US.

     The Company received an aggregate of $11.355 million of credit facilities from Stanford in three tranches during the period from September 2003 to December 2004. The first tranche of $6 million was received during the period from September 2003 to March 2004 in the form of a convertible note with a conversion rate of $15 per share (the "$6 million Credit Facility"). The second tranche of $4 million was received during the period April 2004 to August 2004 in the form of a convertible note for $3 million and a convertible note for $1 million, both of which notes have a conversion price of $10 per share (the "$4 Million Credit Facility"). The third tranche of $1.355 million was received during the period October 2004 to December 2004 as an addition to the $4 Million Credit Facility (the "$1.355 Million Credit Facility"). The convertible notes and the documents related thereto are collectively referred to herein as the "Credit Facilities." The Credit Facilities impose certain obligations on the Company including, but not limited to, the issuance of warrants, some of which were modified to provide for an exercise price of $.001 per share to secure the additional $1.355 million, the registration under the Securities Act of the shares of common stock that may be received upon conversion of the notes and exercise of the warrants, and the issuance of a security interest in the Company's assets including the Company's ownership interest in certain subsidiaries and the requirement to file a Registration Statement with the Commission to register the stock that is issuable upon conversion of the Credit Facilities into common stock as well as the stock to be issued upon the exercise of the warrants granted to Stanford and its associates by dates agreed to in the original loan documents, as amended. If the Company fails to timely file such Registration Statement with the Commission, the Company must issue to each holder of the original warrants, additional warrants to purchase equal to 10% of the warrants originally issuable to the holder, under the same terms and conditions of the original grant of the warrants, for each calendar quarter of the failure to file. In addition, the Company shall be required to issue to the holders an additional 10% of the shares of common stock to which the Credit Facility is convertible for each calendar quarter of the failure to file. As of the filing of this report, the Company has not filed a registration statement required by the Credit Facilities. The Company and Stanford have modified the terms of the Credit Facilities to provide that the Company must file the registration statement before June 30, 2005. The Company can also be found in default of the Credit Facilities if, after registering a class of stock issuable to Stanford et al, it fails to timely file "all reports and other documents required to be filed with the Commission".

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

     The Company has generally agreed to provide the executive officers of each of its subsidiaries a bonus of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as our executive officers. The bonus will be paid for the five-year period beginning on the date that the Company enters into such an agreement with the subsidiary. Pursuant to this general agreement, Malcolm J. Wright is entitled to receive up to 19% of the pre-tax profits of Leisureshare International Ltd, Leisureshare International Espanola SA, TDSR, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., and American Leisure Hospitality Group, Inc. and any new company formed for the development and sale of vacation homes, hospitality management, and vacation ownership. L. William Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment of $2,700,000. Although Mr. Chiles' bonus is limited, it is not subject to the buy-out by the Company as discussed below as it will cease as soon as the $2,700,000 amount has been paid to him. The executive officers of the Company's other subsidiaries are entitled to share a bonus of up to 19% of the pre-tax profits of the subsidiary in which they serve as our executive officers. The Company has the right, but not that obligation to buy-out of these agreements after a period of five years by issuing such number of shares of its common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third (1/3) of the P/E ratio of the Company's common stock at the time of the buyout divided by the greater of the market price of the Company's common stock or $5.00. We have not paid or accrued any bonus as of the filing of this report. If we pay bonuses in the future, it will reduce our profits and the amount, if any, that we may otherwise have available to pay dividends to our preferred and common stockholders. The Company believes that this program is an effective tool in attracting and retaining qualified executives who will be motivated to enhance earnings for the Company. Further, the Company believes that this program is a viable form of profit sharing that promote long term commitment from its executives.

OUR CONTRACTS WITH SUPPLIERS OF TRAVEL SERVICES GENERALLY RENEW ANNUALLY AND IN SOME CASES MAY BE CANCELED AT WILL BY THE SUPPLIER; THEREFORE, ADVERSE CHANGES OR INTERRUPTIONS IN OUR RELATIONSHIPS WITH THEM COULD REDUCE OUR REVENUE

     We derive a portion of our travel division revenue from commissions and fees that we receive pursuant to contracts that we have with suppliers of travel services to provide their services to our customers. These contracts generally renew annually and in some cases may be cancelled at will by the supplier. As such, our ability to maintain or expand these contracts depends in large part on our ability to maintain and expand good relationships with these and other suppliers of travel services including airline, hotel, cruise, tour and car rental suppliers. If we cannot maintain good relationships, our suppliers could contract with us on terms less favorable than the current terms of our contracts or the terms of their contracts with our competitors, exclude us from the products and services that they provide to our competitors, refuse to renew our contracts, or, in some cases, cancel their contracts with us at will. In addition, our suppliers may not continue to sell services and products through global distribution systems on terms satisfactory to us. If we are unable to maintain or expand good relationships, our ability to offer and expand travel service or lower-priced travel inventory could be significantly reduced. Any discontinuance or deterioration in the services provided by third parties, such as global distribution systems providers, could prevent our customers from accessing or purchasing particular travel services through us. If these suppliers cancel or do not renew the contracts, we would not have the range or volume of services it will require to meet demand and its future revenue would decline.

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

     The success of the Company depends upon the personal efforts and abilities of Malcolm J. Wright and L. William Chiles. Mr. Wright is a Director of the Company and the Company's Chief Executive Officer, President and Chief Financial Officer. Mr. Chiles is a Director of the Company and President of Hickory. The Company's ability to operate and implement its business plan is heavily dependent on the continued service of Messrs. Wright and Chiles. The Company has not entered into an written employment agreement with Mr. Wright. Competition in our industry for executive-level personnel such as Messrs. Wright and Chiles is fierce and there can be no assurance that we will be able to motivate and retain them, or that we can do so on economically feasible terms. The loss of Mr. Wright or Mr. Chiles could have a material adverse effect on the Company's business and operations. The Company is not the beneficiary of any life insurance policies on any of its executive officers or directors.

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

WE  HAVE  A  VERY  LIMITED HISTORY OF OPERATIONS AND CONTINUING OPERATING LOSSES

     Since our inception, we have been engaged primarily in planning the development of the Sonesta Orlando Resort, building travel club membership databases, the acquisition of Hickory in 2003, the acquisition of TraveLeaders on December 31, 2004, and the assembly of our management team. We have incurred net operating losses since our inception. As of December 31, 2004, we had an accumulated deficit of $9,882,989. Such losses have resulted primarily from general and administrative costs associated with our operations since June 2002 and approximately $3,700,000 from losses incurred in connection with the acquisition of Traveleaders.

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

BUSINESS ACQUISITIONS OR JOINT VENTURES MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT'S ATTENTION

     As part of our business strategy, we may consider acquisition of, or investments in, businesses that offer services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our Common Stock. Acquisitions also entail numerous risks, including: (i) difficulty in assimilating the operations, products and personnel of the acquired business; (ii) potential disruption of our ongoing business;
(iii) unanticipated costs associated with the acquisition; (iv) inability of management to manage the financial and strategic position of acquired or developed services and technologies; (v) the diversion of management's attention from our core business; (vi) inability to maintain uniform standards, controls, policies and procedures; (vii) impairment of relationships with employees and customers, which may occur as a result of integration of the acquired business;
(viii) potential loss of key employees of acquired organizations; (ix) problems integrating the acquired business, including its information systems and personnel; (x) unanticipated costs that may harm operating results; (xi) adverse effects on existing business relationships with customers; and (xii) risks associated with entering an industry in which we have no (or limited) prior experience. Any of these risks could harm the Company's business, operating results or financial condition.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

     The Company recognizes revenues on the accrual method of accounting. For the sales of units in the Sonesta Orlando Resort, revenues will be recognized upon the close of escrow for the sales of its real estate. Operating revenues earned will be recognized upon the completion of the earning process. Revenues from the Company's call center are recognized upon the completion of the earning process from the completion of the travel of the customer, the trip to the properties for the potential purchase, or the appropriate event based on the agreement with the Company's client as to the ability to be paid for the service. Revenues from Hickory are recognized as earned, which is primarily at the time of delivery of the related service, publication or promotional material. Costs associated with the current period are expensed as incurred; those costs associated with future periods are deferred. One of the Company's principal sources of revenue is associated with access to the travel portal that provides a database of discounted travel services. Annual renewals occur at various times during the year. Costs related to site changes are incurred in the months prior to annual billing renewals. Customers are charged additional fees for hard copies of the site access information. Occasionally these items are printed and shipped at a later date, at which time both revenue and expenses are recognized.



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

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
March 30, 2005

                         AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEET
                                      AS OF DECEMBER 31, 2004

                                                                        Consolidated  Consolidated
                                                                          American      American
                                                                           Leisure       Leisure
                                                                       Holdings, Inc.  Holdings, Inc.
                                                                            2004           2003
                                                                        ------------   ------------
                           ASSETS
CURRENT ASSETS:
    Cash                                                                $ 2,266,042    $   734,852
    Accounts receivable                                                   3,539,387      2,148,134
    Note receivable                                                         113,000
    Prepaid expenses and other                                               51,460         40,867
    Other Current Assets                                                     30,476
                                                                        ------------   ------------
             Total Current Assets                                         6,000,365      2,923,853

PROPERTY AND EQUIPMENT, NET                                               6,088,500      3,192,878

LAND HELD FOR DEVELOPMENT                                                23,448,214     15,323,627

OTHER ASSETS
     Prepaid Sales Commissions                                            5,966,504              0
     Prepaid Sales Commissions - affiliated entity                        2,665,387              0
     Investment-Senior Notes                                              5,170,000              0
     Investment-Non-marketable securities                                         0        654,386
     Goodwill                                                            14,425,437      1,840,001
     Trademark                                                            1,000,000              0
     Other                                                                2,637,574      1,441,730
                                                                        ------------   ------------
             Total Other Assets                                          31,864,902      3,936,117
                                                                        ------------   ------------

TOTAL ASSETS                                                            $67,401,981    $25,376,475
                                                                        ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable             $ 9,605,235   $ 5,048,025
     Current maturities of notes payable-related parties                  1,910,629     1,619,575
     Accounts payable and accrued expenses                                5,618,973     1,787,699
     Accrued expenses - officers                                          1,355,000       500,000
     Customer deposits                                                    2,752,535             0
     Other                                                                2,332,886             0
     Shareholder advances                                                   273,312     1,030,883
                                                                        ------------  ------------
             Total Current Liabilities                                   23,848,570     9,986,182

Long-term debt and notes payable                                         18,605,253     7,919,398
Deferred revenues                                                         1,994,809             0
Notes payable-related parties                                                     0       797,185
Mandatory redeemable preferred stock                                              0     2,718,900
Deposits on unit pre-sales                                               16,669,347             0
Minority interest                                                                 0       510,348
                                                                        ------------  ------------
             Total liabilities                                           61,117,979    21,932,013

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,00,000 Series "A" shares issued and outstanding at
       December 31, 2004 and December 31, 2003                               10,000         8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       December 31, 2004 and December 31, 2003                                   28            25
     Preferred stock, 28,000 shares authorized;
    $.01 par value; 27,189 Series "C" shares issued and outstanding at
       December 31, 2004 and 2003                                               272             -
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 and 0 Series "E" shares issued and outstanding at
       December 31, 2004 and 2003                                                24             -
     Preferred stock; 150,000 shares authorized; $.01 par value;
       1,936 and 0 Series "F" shares issued and outstanding at
       December 31, 2004 and 2003                                                19             -

     Common stock, $.001 par value; 100,000,000 shares authorized;
       9,977,974 and 7,488,983 shares issued and outstanding at
       December 31, 2004 and December 31, 2003                                9,978         7,489

     Additional paid-in capital                                          15,636,322     6,166,488

     Accumulated deficit                                                 (9,372,641)   (2,738,340)
                                                                        ------------  ------------
             Total Stockholders' Equity                                   6,284,002     3,444,462
                                                                        ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $67,401,981   $25,376,475
                                                                        ============  ============


         AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED PROFIT AND LOSS STATEMENT
             YEARS ENDED DECEMBER 31, 2004 AND 2003


                                            Consolidated   Consolidated
                                              American       American
                                               Leisure        Leisure
                                            Holdings, Inc.  Holdings, Inc.
                                                2004           2003
                                             ------------  ------------
Revenue                                      $ 6,419,320   $ 3,327,483

Operating Expenses:
    Depreciation and amortization               (936,874)     (716,175)
    General and administrative expenses       (8,192,195)   (4,227,810)
    Goodwill Impairment Loss - Traveleaders   (1,500,000)            0
                                             ------------  ------------

Loss from Operations                          (4,209,749)   (1,616,502)

Other Income (Expense):
  Interest Expense                              (736,798)            0
  Unrealized Loss on Marketable
    Securities(AWT)                           (2,185,278)            0
                                             ------------  ------------
                                              (2,922,076)            0
                                             ------------  ------------

Loss Before Minority Interest in Subsidiary   (7,131,825)   (1,616,502)

Minority Interest                               (510,348)      510,348
                                             ------------  ------------

Loss before Income Taxes                      (6,621,477)   (2,126,850)

PROVISIONS FOR INCOME TAXES                      (12,824)            0
                                             ------------  ------------

NET LOSS                                     $(6,634,301)  $(2,126,850)
                                             ============  ============

NET LOSS PER SHARE:
      BASIC AND DILUTED                      $     (0.77)  $     (0.31)
                                             ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                        8,607,614     6,844,172
                                             ============  ============


                                                AMERICAN LEISURE HOLDINGS, INC.

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                Preferred Stock          Capital Stock        Additional    Retained      Total
                                                ---------------          -------------         Paid-in     Earnings/   Stockholders
                                              Shares       Amount       Shares     Amount      Capital     (Deficit)      Equity
                                           -----------  ------------  ---------  ----------  -----------  ------------  -----------
 Balance-December 31, 2002                     882,500  $      8,825  6,524,983  $    6,525  $ 5,738,852  $  (611,490)  $5,142,712


 Issuance of shares for equipment                    -             -    114,000         114      130,986             -     131,100

 Issuance of shares for 50.83 % of
  Hickory Travel Systems, Inc.                       -             -    850,000         850      296,650             -     297,500

Net loss                                             -             -          -           -            -    (2,126,850) (2,126,850)
                                           -----------  ------------  ---------  ----------  -----------  ------------  -----------

 Balance-December 31, 2003                     882,500         8,825  7,488,983       7,489    6,166,488    (2,738,340)  3,444,462

Issuance of common stock
  to acquire senior debt of Around the
  World Travel, Inc.                                                    340,000         340      169,660                   170,000

Issuance of common stock for
  debt issue costs                                                      600,000         600      329,400                   330,000

Issuance of common stock for
  debt issue costs                                                    1,450,000       1,450    2,022,200                 2,023,650

Issuance of warrants in connection
  with debt                                                                                      244,348                   244,348

Reclassification of Series C
  preferred stock                               27,189           272                           2,718,628                 2,718,900

Issuance of Series E preferred stock in
  Exchange for preferred stock of
  Around the World Travel, Inc.                 24,101            24                           2,410,076                 2,410,100

Issuance of common stock for services                                    98,991          99      120,456                   120,555

Issuance of Series B preferred stock
  for assets                                       325             3                              62,637                    62,640

Issuance of Series A preferred stock
  for debt to an affiliated entity             120,000         1,200                           1,198,800                 1,200,000

Issuance of Series F preferred stock
  in connection with the acquisition
  of certain assets and assumption
  of certain liabilities of Around the
  World Travel, Inc.                             1,936            19                             193,629                   193,648

Net loss                                                                                                   (6,634,301)  (6,634,301)
                                           -----------  ------------  ---------  ----------  -----------  ------------  -----------
                                             1,056,051  $     10,323  9,977,974  $    9,978  $15,636,322  $(9,372,641)  $6,284,002
                                           ===========  ============  =========  ==========  ===========  ============  ===========


                               AMERICAN LEISURE HOLDINGS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                      Year           Year
                                                                      Ended          Ended
                                                                   December 31,   December 31,
                                                                      2004           2003
                                                                  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (6,634,301)  $(2,126,850)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                             936,874       716,175
             Impairment loss (AWT)                                   3,685,278             -
             Bad Debt Expense                                           21,864
             Interest Expense                                          437,394
             Common stock issued for services                          150,555             -
             Profit on Sale of AVR stock                              (145,614)
             Minority interests                                       (510,348)      510,348
          Changes in assets and liabilities:
             Decrease in receivables                                  (382,125)     (926,124)
             Increase in prepaid and other assets                      362,516         8,060
             Increase in prepaid commissions                        (8,355,410)            -
             Increase in deposits                                   16,669,347
             Increase in accounts payable and accrued expense        2,872,777      (521,054)
                                                                  -------------  ------------

             Net cash provided by (used in) operating activities     9,108,807    (2,339,445)
                                                                  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Security deposits and other                                             -       (18,500)
     Acquisition of AWT Assets                                         767,291       196,444
     Acquisition of fixed assets                                    (3,511,881)   (1,211,027)
     Advances to AWT                                                (4,789,463)            -
     Sale of AVR stock                                                 800,000             -
     Capitalization of real estate carrying costs                   (8,124,587)   (3,248,984)
                                                                  -------------  ------------

             Net cash used in investing activities                 (14,858,640)   (4,282,067)
                                                                  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of advances                                             (757,571)            -
     Proceeds from debt                                              8,860,943             -
     Payment of debt                                                  (316,218)            -
     Proceeds from notes payable                                             -     6,116,670
     Proceeds from notes payable - related parties                     312,377     1,028,344
     Payments to related parties                                      (818,508)            -
     Proceeds from shareholder advances                                      -       160,851
                                                                  -------------  ------------

             Net cash provided by financing activities               7,281,023     7,305,865
                                                                  -------------  ------------

             Net decrease in cash                                    1,531,190       684,353

CASH AT BEGINNING PERIOD                                               734,852        50,499
                                                                  -------------  ------------

CASH AT END OF PERIOD                                             $  2,266,042   $   734,852
                                                                  =============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                       $  1,052,308   $   571,500
                                                                  =============  ============
     Cash paid for income taxes                                   $          -   $         -
                                                                  =============  ============

NON-CASH TRANSACTIONS:
     Issuance of Series B preferred stock for assets              $   4,209,749  $ 2,850,000
                                                                  =============  ============
     Issuance of Series E preferred stock for investment
       in debt and equity securities                              $   2,410,100  $         -
                                                                  =============  ============
     Stock issued in connection with acquisition                  $          -   $   297,500
                                                                  =============  ============
     Exchange of 1913 Mercedes-Benz for debt to an
       affiliated entity                                          $    500,000   $         -
                                                                  =============  ============
     Issuance of warrants to acquire common stock for
       debt issuance costs                                        $  2,597,998   $         -
                                                                  =============  ============
     Issuance of Series A preferred stock for debt to an
       affiliated entity                                          $  1,200,000   $         -
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

     No amounts for minority interests, except for Hickory Travel Systems, Inc., were reflected in the consolidated statement of operations since there were losses applicable to those subsidiaries.

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

GOODWILL

     American Leisure adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No. 144. The intangible assets relate to 1) the acquisition goodwill for the controlling interest of HTS, and 2) the net assets purchased from Around The World Travel, Inc. pursuant to the Asset Purchase Agreement between Around The World Travel, Inc. and American Leisure Equities Corporation.

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


                                                    December 31,  December 31,
                                                        2004          2003
                                                    ------------  ------------
Net loss:
  As reported                                       (6,634,301)  $(2,126,850)
  Stock based compensation under fair value method     (671,560)            -
  Pro forma                                         $(7,305,861)  $(2,126,850)

Net income (loss) per share - basic and diluted:
  As reported                                       $     (0.77)  $     (0.31)
  Stock based compensation under fair value method        (0.08)        (0.00)
  Pro forma                                         $     (0.85)  $     (0.31)
                                                    ------------  ------------

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

NOTE   3 - FINANCIAL CONDITION AND GOING CONCERN

     American Leisure's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. American Leisure incurred a net loss of $6,634,301 during 2004 and has negative working capital of $18,848,205. These factors raise substantial doubt as to American Leisure's ability to obtain debt and/or equity financing and achieve profitable operations.

     American Leisure's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, American Leisure will need to achieve profitable operations in order to continue as a going concern.

The Company expects that with the proceeds from the sale of its' Davenport, Florida land, the cash received from the pre-sales of its' Orlando Resort units, and positive cash flows from its' travel and leisure business through the first five months of 2005, it will have adequate capital to maintain its operations until the construction and permanent financing is obtained on the Orlando Resort property.

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

     The Purchaser has paid the Seller through a combination of the assumption of certain liabilities of the Seller, and the reduction of certain amounts owed by the Seller to AMLH; and the issuance of Series F preferred shares. Pursuant to the terms of the APA, the Seller and the Purchaser have entered into a Management Agreement, under which the Seller will manage the Business on behalf of the Purchaser. The Seller and the Purchaser have also entered into a License Agreement, under which the Purchaser will grant the Seller a non-exclusive license to use certain trade names and related intellectual property in connection with the performance of its duties under the Management Agreement. The License Agreement will expire simultaneously with the Management Agreement.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.


                                         Total
                                         =====
Current assets                       $ 1,850,109
  Property and equipment                 287,975
  Deposits                               276,481
  Trademark                            1,000,000
  Goodwill                            12,585,435
                                     -----------
    Total assets acquired             16,000,000


Notes Assumed                         11,040,320
Accounts Payable & Accrued Expenses    6,266,032
                                     -----------
  Total liabilities assumed           17,306,352

Series F Preferred Stock issued          193,648
                                     -----------
  Consideration                      $17,500,000

The following summarized the estimated Statement of Operations as if the acquisition had occurred as of January 1, 2004.

Proforma Combined Condensed Statement of Operations
For the Period of January 1, 2004 through December 31, 2004

Revenues                                   $26,629,000
Depreciation & Amortization Expense        $ 1,411,000
General & Administrative Expenses          $31,788,000
                                           -----------
Net Loss from Operations                   $ 6,570,000

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

NOTE 6 - LAND HELD FOR FUTURE DEVELOPMENT

     American Leisure is planning to construct a 972-unit resort in Orlando, Florida on 122 of its 163 acres of undeveloped land. Development is scheduled to commence in the summer of 2005. Presales commenced in February 2004.

     American Leisure owned 13.67 acres of commercial property in Polk County Florida at the corner of U.S. Hwy. 27 and Sand Mine Road. In late 2003, American Leisure received a letter of intent for the sale of the property and closed on the sale March 8, 2005. American Leisure recorded an impairment charge of $100,000 to record the property at its anticipated selling price for the year ended December 31, 2002. No impairment was recorded at December 31, 2003 based on an independent appraisal. The Company sold the property for a sales price of $4,020,000, plus the reimbursement of expenses in the amount of $157,219.

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
                              ===========  ==========

NOTE 8 - INVESTMENT - 41.25% OF AMERICAN VACATION RESORTS, INC.

     In November 2003 the Company and Mr. & Mrs. Wright entered into an agreement with a Mr. Frederick Pauzar to sell their ownership interests in the stock of American Vacation Resorts Inc. ("AVR") for $1,500,000. In April 2004 the sale was completed by the transfer of the ownership from Mr. Pauzar of a company AAH Kissimmee LLC. which owned 17 Condo's in Kissimmee, Florida. Upon the completion of the sale to Mr. Pauzar, the Company held 4 units in trust for account of Mrs. Wright, 4 units in trust for the account of Mr. Wright and 9 units in trust for the account of Arvimex in return for a reduction of $800,000 of debt due to Arvimex. The company made a profit of $145,614 upon the sale of its share of the stock in AVR to Mr. Pauzar. The Company will receive no additional benefit from the sale or management of these units.

NOTE 9 - 1913 MERCEDES BENZ

     I-Drive Limos is a wholly owned subsidiary of ALI as of December 31, 2003. I-Drive Limos sole asset, acquired in December 1998, was an antique motor vehicle, a 1913 Mercedes Benz. The asset was a one of a kind vehicle and was shown at its cost of $500,000. The vehicle was originally purchased at auction in May of 1990 for $434,732 and subsequently restored increasing its total cost to $500,000. Antique Mercedes-Benz vehicles sold in the last seven years range widely in price, from $1,700,000 to $22,500 for a 1928 Brevette and for a 1938 Sedan, respectively. Most of the antique Mercedes-Benz sold are dated from the 1930s are sold for approximately $200,000. The car was insured for $500,000. Per FASB 93, paragraph 6 ("Consistent with the accepted practice for land used as a building site, depreciation need not be recognized on individual works or art of historical treasures whose economic benefit or service potential is used up so slowly that their estimated useful lives are extraordinarily long") no depreciation expense is assessed.
     This asset was exchanged for a payable to Xpress, Ltd, a related party, for $500,000 owed to it under a sales and marketing contract for the sales of its Orlando property units.

NOTE 10 - LONG-TERM DEBT AND NOTE PAYABLE

Below is a summary of Long-term debt and notes payable as of December 31, 2004 and 2003:

                                                                 Maturity   Interest
                                              Collateral            Date      rate       2004         2003
                                         ---------------------  ------------  -----  ------------  -----------
                                         Assets of the
                                         Company and
Note Payable,                            Personal
Bank                                     Guarantees                    8/04   8.75%  $     1,454   $   101,253

Note Payable,
  Lending                                Personal
  Institution                            Guarantees                 3/31/04      8%      250,000       250,000

Note Payable,
  Lending
  Institution                            Company Assets               11/04     12%        9,528        44,415

                                         Assets of the
Note Payable,                            Company and
  Lending                                Personal
  Institution                            Guarantees                   11/04      4%      375,900       375,900

Equipment,
  Third Party
  Entities                               Equipment                  3/31/05     18%       28,097        57,148

                                         1st lien on 163
Financial                                acres of
  Institution                            undeveloped land            4/1/05     12%    6,000,000     6,000,000

                                         1st lien on 13.5
                                         acres commercial
Individual                               property                  10/11/04     16%    1,300,000     1,300,000

                                         Lien on property,
Financial                                assets and stock of
  Institution                            the company             12/18/2008      6%    6,140,964     2,976,457

Note payable,
  Third Party                            Lien on assets             2/23/09      5%    5,000,000             -

                                         Secured by
                                         common stock of
Note payable,                            Around the World
  Third Party                            Travel, Inc.              4/1/2011      4%    1,698,340             -

                                         Lien on property,
Financial                                assets and stock of
  Institution                            the company                4/22/07      8%    4,000,000             -

                                         Lien on property,
Financial                                assets and stock of
  Institution                            the company                9/1/2005     8%    1,250,000             -

                                         Lien on property,
Financial                                assets and stock of
  Institution                            the company                4/22/07      6%      255,000             -

Auto Loan                                Vehicle                    3/10/09   9.39%       38,955             -

                                         3rd lien on 163
                                         acres of
Individual                               undeveloped land           3/31/05     12%    1,862,250     1,862,250
                                                                                     ------------  -----------
                                                                                      28,210,488    12,967,423
Less: current portion of long-term debt                                               (9,605,235)   (5,048,025)
                                                                                     ------------  -----------
Long-term debt                                                                       $18,605,253   $ 7,919,398
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

NOTE 13 - STOCKHOLDERS EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK

Common Stock and Mandatory Redeemable Preferred Stock

     In March, 2003, American Leisure issued 27,189 Mandatory Redeemable Series C preferred stock and 114,000 shares of common stock for telecommunications equipment valued at $2,850,000.

     In October 2003, American Liesure issued 850,000 shares of restricted Common Stock in connection with the acquisition of 50.83% of Hickory travel Systems, Inc.

     In March 2004, we issued 340,000 shares of restricted Common Stock in connection with the acquisition of the Senior Debt of Traveleaders.

     In June 2004, 600,000 warrants were exercised by holders at par value of $.001 per share.

     In August 2004, 1,350,000 warrants were exercised by holders at par value of $.001 per share.

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

Preferred Stock

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:

                                                   Annual
           Total Series    Stated                Dividends     Conversion
            Authorized      Value      Voting     per Share        Rate
Series A    1,000,000     $ 10.00       Yes         $1.20        10 to 1
Series B      100,000      100.00       Yes         12.00        20 to 1
Series C       28,000      100.00       Yes          4.00        20 to 1
Series E       50,000      100.00       Yes          4.00      6.66 to 1
Series F      150,000      100.00       Yes          1.00        2  to 1


     Series A have voting rights equal to 10 common shares to 1 Series A preferred share.

     Series A are redeemable at the American Leisure's option after 10 years if not converted by the holder. The conversion period is 10 years from the date of issue.

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

     Conversion is not less than 20 for 1 nor more than 12.5 for 1 based on the market price.

     Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.

     Series C are redeemable after 5 years if not converted by the holder. The conversion period expires 5 years from the date of issue.

     Conversion is not less than 20 for 1 nor more than 12.5 for 1 based on the market price.

     Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest

Warrants

     In March 2004, the Company issued warrants to Bill Chiles, a director of the Company, to purchase 168,672 shares of the Company's common stock at an exercise price of $2.96 per share of common stock. Also, in March 2004, the Company issued warrants to Malcolm Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer, to purchase 347,860 shares of the Company's common stock at an exercise price of $1.02 per share of common stock. The Company issued the warrants to Messrs. Chiles and Wright as consideration for their personal guarantees of the Company's debt and pledges of their shares of the Company's stock to Stanford as part of the security for the financing that Stanford provided to the Company. In addition, Mr. Wright has personally guaranteed the Company's indebtedness of $6,000,000 to Stanford. The Company is under a continued obligation to issue warrants at $1.02 to Messrs Chiles and Wright for guarantees they may be required to give on the Company's behalf going forward.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

     American Leisure had leased office space located in Tamarac, Florida Through November 2007. The monthly base rental payment was $17,708. In June of 2004, the Company was able to terminate the lease.

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

Employment Agreements

     The Company has various employment agreements with select members of their management. These agreements provide for a base salary plus bonuses of up to 19% of the profits of each subsidiary company based upon the Company's operating earnings as defined in each agreement. These are currently verbal agreements and will be documented in the near future.

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

     As noted in Note 6, American Leisure is planning to construct a 971-unit resort in Orlando, Florida on 122 of its 163 acres of undeveloped land. Development is scheduled to commence in the summer of 2005. Presales commenced in February 2004.

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

Note 19 - RELATED PARTY TRANSACTIONS

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

     Malcolm Wright and members of his family are the majority shareholders of Xpress Ltd. ("Xpress") a shareholder of the Company. On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR plus a marketing fee of 1.5%. During the period since the contract was entered into and ended December 31, 2004 the total sales amounted to approximately $173,979,572. As a result of the sales, TDSR is obligated to pay Xpress a fee of $2,609,694.

     As of December 31, 2004, Xpress has been paid approximately $2,100,000 in cash, and tendered the 1913 Mercedes-Benz for $500,000.

     The Company also issued 120,000 shares of Series A preferred stock valued at $1,200,000 for accounts payable and debt.

NOTE 20 - SUBSEQUENT EVENTS

SALE OF LAND HELD FOR DEVELOPMENT
---------------------------------

     The Company, as discussed in Note 6, owned 13.67 acres of commercial land in Davenport, Polk County, Florida. The Company was holding this land for future development.

     On March 4, 2005, the Company sold this land for $4,020,000, plus reimbursement of certain costs in the amount of $157,219.

     The Company after paying certain closing costs, commissions, the first deed of trust on the property, received $2,724,090 in cash from the sale of the property.

JOINT  VENTURE  MARKETING  AGREEMENT-ANTIGUA  FACILITY
------------------------------------------------------

     The Company in early 2005, signed a Joint Venture Operating Agreement for its' Antigua state of the art call center and contact center facility.

     The Company, through one of its' majority owned subsidiaries, formed an Operating corporation to be known as Caribbean Media Group, Ltd, pursuant to the Companies Act of Barbados. The Company's subsidiary will own 49% of this joint venture company.

     As part of the agreement, the Company provided $100,000 in start-up funding and agreed to transfer another $100,000 into the joint venture operating account when the account balance is less than $25,000. Additionally, it will maintain the equipment it owns and maintain the facility that the Company currently leases.

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

     The Company authorized the issuance of warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.02 per share distributed in 50,000 warrant blocks to Malcolm J. Wright, L. William Chiles, David Levine, Thomas Cornish, and Carlos Fernandez over a three-year period. The Company will issue warrants for an aggregate of 250,000 of the shares shortly after filing this Form 10-KSB, which issuances assume that each nominee accepts directorship as anticipated by the Company. The Company will issue warrants to purchase the remaining shares to each director in equal amounts on the next three anniversary dates of each director's term as a director. Assuming that the nominees accept directorship and that all directors serve for a three-year term, each director will receive warrants to purchase an aggregate of 100,000 shares of the Company's common stock during such three-year period.

     The Company also authorized the issuance of warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $1.02 per share to Gene Prescott, who serves on the Company's advisory board. Similarly, the Company will issue a warrant to purchase 100,000 shares to Mr. Prescott shortly after filing this Form 10-KSB and warrants to purchase the remainder of the shares in equal amounts on the next three anniversary dates of Mr. Prescott's term as a member of the advisory board.

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

     Key Man Life Insurance
     ----------------------

     We have obtained a $3,000,000 life insurance policy covering Keith St. Clair in connection with a $3,000,000 Credit Facility that we received from Stanford. Stanford is the beneficiary of this life insurance policy. Mr. St Clair is the Chief Executive Officer of AWT and is in charge of TraveLeaders. $6,600,000 of our working capital was dedicated to supporting AWT while we conducted due diligence leading to our acquisition of its assets on December 31, 2004. Upon the retirement of the debt that the policy benefits secures, the Company will become the beneficiary of the policy, if the Company retains it in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information as of March 31, 2005, with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:

                                                    COMMON STOCK
                                                BENEFICIALLY OWNED(1)
                                              ------------------------
NAME AND ADDRESS                              NUMBER           PERCENT
----------------                              ------           -------


Roger Maddock                               13,278,457  (2)     68.5%

Malcolm J. Wright                           13,278,457  (3)     68.5%

Stanford Venture Capital Holdings, Inc.      2,447,733  (4)     23.4%

L. William Chiles                            1,018,672  (5)     10.0%

James Leaderer                                  10,000              *

David Levine                                        --             0%

Thomas Cornish                                      --             0%

Carlos Fernandez                                    --             0%

All officers and directors as a group
(3 people)                                  13,790,597 (3)(5)   73.2%


*Less than 1%.

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock, which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of March 31, 2005, there were 9,977,974 shares of common stock outstanding.
(2) Includes 345,348 shares of common stock and 30,000 shares of Series A Preferred Stock, which are convertible into 300,000 shares of common stock, owned directly by Mr. Maddock, 1,942,268 shares of common stock owned directly by Arvimex, Inc. ("Arvimex"), and 475,000 shares of Series A Preferred Stock owned directly by Arvimex which are convertible into 4,750,000 shares of common stock. Mr. Maddock is the President of Arvimex and beneficially owns the shares of common stock and Series A Preferred Stock owned by Arvimex. Mr. Maddock and Malcolm J. Wright have a mutual understanding whereby they vote their shares together. Mr. Maddock's beneficial ownership also includes the shares beneficially owned by Mr. Wright.

(3) Includes 845,733 shares of common stock and 55,000 shares of Series A Preferred Stock, which are convertible into 550,000 shares of common stock, owned directly by Mr. Wright, 719,942 shares of common stock owned directly by Xpress Ltd. ("Xpress"), 335,000 shares of Series A Preferred Stock owned directly by Xpress which are convertible into 3,350,000 shares of common stock, and 27,306 shares of common stock and 10,000 shares of Series A Preferred Stock, which are convertible into 100,000 shares of common stock, owned directly by Mr. Wright's daughter who resides in the same household as Mr. Wright, and warrants to purchase 347,860 shares of common stock at an exercise price of $2.96 per share, which were issued to Mr. Wright in consideration of his personal guarantee of the Company's debt and pledges of their shares of the Company's common stock to Stanford as part of the security for the financing that Stanford provided to the Company (described below). Mr. Wright is the President of Xpress and beneficially owns the shares of common stock and Series A Preferred Stock owned by Xpress. Mr. Wright has pledged 845,733 shares of common stock to Stanford as collateral for an aggregate of $6,000,000 of financing that Stanford has provided to the Company. Mr. Wright and Roger Maddock have a mutual understanding whereby they vote their shares together. Mr. Wright's beneficial ownership also includes the shares beneficially owned by Mr. Maddock.

(4) Includes 1,125,000 shares of common stock and 23,850 shares of Series C Preferred Stock which are convertible into 477,000 shares of common stock, owned directly by Stanford and 845,733 pledged by Malcolm J. Wright. Does not include an aggregate of 1,012,500 shares of common stock owned by the Stanford Employees
(5) Includes warrants to purchase 168,672 shares of the Company's common stock at an exercise price of $2.96 per share, which was issued to Mr. Chiles in consideration for his personal guarantee of the Company's debt and the pledge of his shares of the Company's common stock to Stanford as part of the security for the financing that Stanford provided to the Company.


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

     The Company had unsecured, demand notes payable to related parties of $1,910,629 as of December 31, 2004. Of the notes payable to related parties, $140,042 was owed to L. William Chiles, a director of the Company, $859,000 was owed to various officers, directors and shareholders of Hickory, $531,232 was owed to Roger Maddock, who directly (and indirectly through Arvimex and Malcolm
J. Wright) beneficially owns more than 5% of the Company's common stock, and $380,353 was owed to Arvimex, which directly owns more than 5% of the Company's common stock. In addition, the Company had shareholder advances of $273,312 as of December 31, 2004. Of the shareholder advances, approximately $95,000 was owed to Mr. Wright and $178,312 was owed to L. William Chiles. In March 2005, the Company closed on the sale of 13.5 acres of commercial property in Davenport, Polk County, Florida at the corner of U.S. Hwy. 27 and Sand Mine Road. The Company received $2,474,090 in cash from the sale of the property, which the Company used for working capital and to pay off the notes payable to related parties and the shareholder advances.

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

2.1 (1)     Stock Purchase Agreement
3.1 (2)     Articles of Incorporation
3.2 (3)     Amended and Restated Bylaws
3.3 (3)     Amended and Restated Articles of Incorporation filed July 24, 2002
3.4 (3)     Certificate of Amendment of Amended and Restated Articles of
            Incorporation filed July 24, 2002
4.1 (3)     Certificate of Designation of Series A Convertible Preferred Stock
4.2 (5)     Certificate of Designation of Series B Convertible Preferred Stock
4.3 (5)     Certificate of Designation of Series C Convertible Preferred Stock
4.4 (10)    Amended and Restated Certificate of Designation of Series C
            Convertible Preferred Stock
4.5 (15)    Form of Certificate of Designation of Series F Convertible Preferred
            Stock
4.6 (18)    Certificate of Designation of Series F Convertible Preferred Stock
10.1 (3)    Stock Option Agreement with L. William Chiles Regarding Hickory
            Travel Systems, Inc.
10.2 (5)    Securities Purchase Agreement with Stanford Venture Capital
            Holdings, Inc. ("Stanford") dated January 29, 2003
10.3 (5)    Registration Rights Agreement with Stanford dated January 29, 2003
10.4 (5)    Securities Purchase Agreement with Charles Ganz dated January 29,
            2003
10.5 (5)    Asset Sale Agreement with Charles Ganz dated January 29, 2003
10.6 (5)    Registration Rights Agreement with Charles Ganz dated January 29,
            2003
10.7 (5)    Securities Purchase Agreement with Ted Gershon dated January 29,
            2003
10.8 (5)    Asset Sale Agreement with Ted Gershon dated January 29, 2003
10.9 (5)    Registration Rights Agreement with Ted Gershon dated January 29,
            2003
10.10 (6)   Confirmation of Effective Date and Closing Date of $6,000,000 Line
            of Credit
10.11 (6)   Credit Agreement with Stanford for $6,000,000 Line of Credit
10.12 (6)   First Amendment to Credit Agreement with Stanford for $6,000,000
            Line of Credit
10.13 (6)   Mortgage Modification and Restatement Agreement between TDSR and
            Stanford dated December 18, 2003
10.14 (6)   Registration Rights Agreement with Stanford dated December 18,
            2003
10.15 (6)   Florida Mortgage and Security Agreement securing the $6,000,000
            Line of Credit
10.16 (6)   Second Florida Mortgage and Security Agreement securing the
            $6,000,000 Line of Credit
10.17 (6)   Security Agreement by Caribbean Leisure Marketing Limited and
            American Leisure Marketing and Technology Inc. dated December 18,
            2003, securing the $6,000,000 Line of Credit
10.18 (6)   Warrants issued to Daniel T. Bogar to purchase 168,750 shares at
            $2.96 per share
10.19 (7)   Warrants issued to Arvimex to purchase 120,000 shares at $0.001 per share
10.20 (7)   Warrant Purchase Agreement with Stanford to purchase 600,000 shares at $0.001 per share and 1,350,000 shares at $2.96 per share
10.21 (7)   Warrants issued to Arvimex to purchase 270,000 shares at $2.96 per share
10.22 (10)  Credit Agreement with Stanford for $1,000,000 Credit Facility
10.23 (10)  Credit Agreement for $3,000,000 Credit Facility
10.24 (10)  Instrument of Warrant Repricing to purchase 1,350,000 shares at
            $0.001 per share
10.25 (10)  Warrant Purchase Agreement with Stanford to purchase 500,000 shares at $5.00 per share
10.26 (10)  Registration Rights Agreement with Stanford dated June 17, 2004
10.27 (9)   Agreement and First Amendment to Agreement to Purchase Galileo
            Notes with GCD Acquisition Corp. ("GCD"), dated March 19, 2004 and March 29, 2004, respectively
10.28 (9)   Assignment Agreement for Security for Galileo Notes
10.29 (18)  Bridge Loan Note for $6,000,000 issued by Around The World Travel,
            Inc. ("AWT") in favor of Galileo International, LLC ("Galileo") and acquired by the Registrant

10.30 (18)  Third Amended and Restated Acquisition Loan Note for $6,000,000
            issued by AWT in favor of Galileo and acquired by the Registrant
10.31 (18)  Amended and Restated Initial Loan Note for $7,200,000 issued by AWT in favor of Galileo and acquired by the Registrant
10.32 (18)  Promissory Note for $5,000,000 issued by AWT in favor of CNG Hotels,
            Ltd. and assumed by the Registrant
10.33 (18)  Promissory Note for $2,515,000 issued by Tierra Del Sol Resort,
            Inc., formerly Sunstone Golf Resort, Inc. ("TDSR"), in favor of
            Arvimex, Inc. ("Arvimex") and Allonge dated January 31, 2000
10.34 (18)  Registration Rights Agreement with Arvimex dated January 23, 2004
10.35 (13)  Development Agreement between TDSR and American Leisure Real
            Estate Group, Inc.
10.36 (14)  Exclusive Sales and Marketing Agreement between TDSR and Xpress
            Ltd.
10.37 (15)  Asset Purchase Agreement with Around The World Travel, Inc. for
            TraveLeaders
10.38 (16)  Operating Agreement between American Leisure Hospitality Group,
            Inc. and Sonesta Orlando, Inc., dated January 29, 2005
10.39 (17)  Second Re-Instatement and Second Amendment to Contract of
            Advantage Professional Management Group, Inc. to sale unimproved land in Davenport, Florida to Thirteen  Davenport,  LLC
10.40 (17)  Purchase Agreement between Advantage and Paradise Development
            Group, Inc. ("Paradise") to sale part of unimproved land in
            Davenport, Florida
10.41 (17)  First Amendment to Purchase Agreement between Advantage and
            Paradise to sale part of unimproved land in Davenport, Florida
10.42 (17)  Assignment of Purchase Agreement, as amended, to Thirteen
            Davenport,  LLC to sale part of unimproved land in Davenport,
            Florida
14 (8)      Code of Ethics
16.1 (3)    Letter from J.S. Osborn, P.C. dated August 1, 2002
16.2 (4)    Letter from J.S. Osborn, P.C. dated May 22, 2003
16.3 (11)   Letter from J.S. Osborn, P.C. dated August 17, 2004
16.4 (11)   Letter from Charles Smith
16.5 (11)   Letter from Marc Lumer & Company
16.6 (11)   Letter from Byrd & Gantt, CPA's, P.A.
16.7 (12)   Letter from Malone & Bailey, PLLC
16.8        Letter from Bateman & Co., Inc., P.C.
21 *        Subsidiaries of American Leisure Holdings, Inc.
31 *        CEO and CFO Certification pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002
32 *        CEO and CFO Certification pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002
99.1 (6)    Personal Guarantee by Malcolm J. Wright guaranteeing the $6,000,000
            Line of Credit
99.2 (10)   Letter to the Shareholders of Around The World Travel, Inc.

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

(8) Filed as Exhibit 99.1 to the Registrant's Form 10-KSB on May 21, 2004, and incorporated herein by reference.
(9) Filed as Exhibits 99.1 and 99.2, respectively, to the Registrant's Form 8-K on April 6, 2004, and incorporated herein by reference.
(10) Filed as Exhibits 3.1, 10.1, 10.2, 10.3, 10.4, 10.5 and 99.2, respectively, to the Registrant's Forms 8-K/A filed on August 6, 2004, and incorporated herein by reference.
(11) Filed as Exhibits 16.2, 16.3, 16.4 and 16.5, respectively, to the Registrant's Forms 8-K/A filed on August 18, 2004, and incorporated herein by reference.
(12) Filed as Exhibit 16.1 to the Registrant's Form 8-K on August 18, 2004, and incorporated herein by reference.
(13) Filed as Exhibit 10.6 to the Registrant's Form 10-QSB on August 20, 2004, and incorporated herein by reference.
(14) Filed  as  Exhibit  10.6  to  the Registrant's Form 10-QSB/A on December 8,
     2004,  and  incorporated  herein  by  reference.
(15) Filed as Exhibits 3.1 and 10.1, respectively, to the Registrant's Form 8-K on January 6, 2005, and incorporated herein by reference.
(16) Filed as Exhibit 10.1 to the Registrant's Form 8-K on February 2, 2005, and incorporated herein by reference.
(17) Filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Registrant's Form 8-K on March 14, 2005, and incorporated herein by reference.
(18) Filed as Exhibits 4.6, 10.29, 10.30, 10.31, 10.32, 10.33, and 10.34, to the
     Registrant's Form 10-KSB on March 31, 2005, and incorporated herein by reference.


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

ALL OTHER FEES

     The Company's principal independent accountants did not bill the Company For any services other than the foregoing for the fiscal years ended December 31, 2004 and December 31, 2003.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN  LEISURE  HOLDINGS,  INC.

                                        By:  /s/  Malcolm  J.  Wright
                                           ---------------------
                                        Name:  Malcolm  J.  Wright
                                        Title:  Chief  Executive  Officer  and
                                        Director
                                        Date:  April 1,  2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                   DATE
---------

By: /s/ Malcolm J. Wright
    ---------------------
Malcolm J. Wright            Chief Executive Officer, President,  April 1, 2005
                             Secretary, Chief Financial Officer,
                             and Director

By: /s/L. William Chiles
    --------------------
L. William Chiles            Director                             April 1, 2005

By: /s/ James Leaderer
    ------------------
James Leaderer               Director                             April 1, 2005