Form 10QSB
period 2005-03-31
AMERICAN LEISURE HOLDINGS INC
filed 2005-05-23
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2005

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE EXCHANGE ACT


               For  the  transition  period  from         to
                                                  -------     -------

                        Commission file number 333-48312


                        AMERICAN LEISURE HOLDINGS, INC.
                       ----------------------------------
      (Exact name of the small business issuer as specified in its charter)


          Nevada                                     75-2877111
          ------                                     ----------
 (State of incorporation)               (IRS  Employer Identification No.)


                   Park 80 Plaza East, Saddle Brook, NJ 07663
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (201) 226-2060
                                ---------------
                          (Issuer's telephone number)


                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 5, 2005, there were outstanding 9,977,974 shares of the Issuer's common stock, $.001 par value per share.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.


                             AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 2005 AND DECEMBER 31, 2004



                                                                      MARCH 31, 2005    DECEMBER 31, 2004
                                                                     ----------------  -------------------
     ASSETS                                                               Unaudited          Audited
CURRENT ASSETS:
    Cash                                                             $     1,767,769   $        2,266,042
    Accounts receivable                                                    1,079,308            3,539,387
    Note receivable                                                           70,254              113,000
    Prepaid expenses and other                                               267,843               51,460
    Other Current Assets                                                           0               30,476
                                                                     ----------------  -------------------
             Total Current Assets                                          3,185,174            6,000,365
                                                                     ----------------  -------------------


PROPERTY AND EQUIPMENT, NET                                                5,623,959            6,088,500
                                                                     ----------------  -------------------

LAND HELD FOR DEVELOPMENT                                                 23,531,130           23,448,214
                                                                     ----------------  -------------------

OTHER ASSETS
     Prepaid Sales Commissions                                             6,553,688            5,966,504
     Prepaid Sales Commissions - affiliated entity                         3,235,955            2,665,387
     Investment-Senior Notes                                               5,170,000            5,170,000
     Goodwill                                                             14,425,437           14,425,437
     Trademark                                                             1,008,478            1,000,000
     Other                                                                 3,874,494            2,637,574
                                                                     ----------------  -------------------
             Total Other Assets                                           34,268,052           31,864,902
                                                                     ----------------  -------------------

TOTAL ASSETS                                                         $    66,608,315   $       67,401,981
                                                                     ================  ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable          $     9,302,704   $        9,605,235
     Current maturities of notes payable-related parties                     262,312            1,910,629
     Accounts payable and accrued expenses                                 2,007,621            5,618,973
     Accrued expenses - officers                                           1,518,110            1,355,000
     Customer deposits                                                        40,500            2,752,535
     Other                                                                    96,616            2,332,886
     Shareholder advances                                                    393,559              273,312
                                                                     ----------------  -------------------
             Total Current Liabilities                                    13,621,422           23,848,570

Long-term debt and notes payable                                          27,913,777           20,600,062
Deposits on unit pre-sales                                                19,536,945           16,669,347
                                                                     ----------------  -------------------
             Total liabilities                                            61,072,144           61,117,979

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                   10,000               10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                       28                   28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                      272                  272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 and 0 Series "E" shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                       24                   24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       0 and 1,936 Series "F" shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                        -                   19

     Common stock, $.001 par value; 100,000,000 shares authorized;
       9,977,974 shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                    9,978                9,978

     Additional paid-in capital                                           15,442,693           15,636,322

     Accumulated deficit                                                  (9,926,824)          (9,372,641)
                                                                     ----------------  -------------------
             Total Stockholders' Equity                                    5,536,171            6,284,002
                                                                     ----------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    66,608,315   $       67,401,981
                                                                     ================  ===================


                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004



                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                        MARCH 31, 2005       MARCH 31, 2004
                                        --------------       -------------
                                           UNAUDITED           UNAUDITED
Revenue                                    2,675,674          1,186,665

Operating Expenses:
    Depreciation and amortization           (431,382)          (220,072)
    General and administrative expenses   (2,405,156)        (1,974,466)
                                          -----------        -----------

Loss from Operations                        (160,864)        (1,007,873)

Interest Expense                            (393,319)

Minority Interest                                  -            256,624
                                          -----------        -----------
Total Other Income (Expense)                (393,319)           256,624
                                          -----------        -----------

Loss before Income Taxes                    (554,183)          (751,249)

PROVISIONS FOR INCOME TAXES                        -             (1,135)
                                          -----------        -----------

NET LOSS                                    (554,183)          (752,384)
                                          ===========        ===========

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                        (0.06)             (0.10)
                                          ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                    9,977,974          7,630,961
                                          ===========        ===========


                       AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                               THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                 MARCH 31, 2005      MARCH 31, 2004
                                                                 --------------     ---------------
                                                                    UNAUDITED          UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                    $  (554,183)     $  (752,384)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                             431,382          220,072
             Interest Expense                                          393,319                -
          Changes in assets and liabilities:
             Decrease in receivables                                 2,460,079        1,149,956
             Increase in prepaid and other assets                   (1,388,560)         (85,733)
             Increase in prepaid commissions                        (1,157,752)               -
             Increase in deposits on unit pre-sales                  2,867,598                -
             (Decrease)/Increase in customer deposits               (2,712,035)         145,474
             (Decrease)/Increase in accounts payable and
                accrued expenses                                    (4,231,662)          78,950
                                                                   ------------     ------------

             Net cash provided by (used in) operating activities    (3,891,814)         756,335
                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Security deposits and other                                             -         (970,429)
     Acquisition of fixed assets                                             -         (107,369)
     Advances to AWT                                                         -         (808,487)
     Capitalization of real estate carrying costs                      (49,757)        (733,643)
                                                                   ------------     ------------

             Net cash used in investing activities                     (49,757)      (2,619,928)
                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt                                              6,391,615                -
     Payment of debt                                                (1,300,000)               -
     Proceeds from notes payable                                             -        1,289,834
     Proceeds from notes payable - related parties                           -           (8,531)
     Payments to related parties                                    (1,648,317)               -
     Proceeds from shareholder advances                                      -          184,977
                                                                   ------------     ------------

             Net cash provided by financing activities               3,443,298        1,466,280
                                                                   ------------     ------------

             Net decrease in cash                                     (498,273)        (397,313)

CASH AT BEGINNING PERIOD                                             2,266,042          734,852
                                                                   ------------     ------------

CASH AT END OF PERIOD                                              $ 1,767,769      $   337,539
                                                                   ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                        $   636,065      $   180,000
                                                                   ============     ============

NON-CASH TRANSACTIONS:
     Stock issued for assets, net of liabilities of $7,111,668     $         -      $ 5,170,000
                                                                   ============     ============

NOTES  TO  INTERIM  CONDENSED  FINANCIAL  STATEMENTS
March  31,  2005

NOTE  A  -  PRESENTATION

The condensed balance sheets of the Company as of March 31, 2005 and December 31, 2004, the related condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, (the condensed financial statements) include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2004, Form 10-KSB & 10-KSB/A and the Company's Forms 8-K & 8-K/A filings.

NOTE  B  -  REVENUE  RECOGNITION

American Leisure recognizes revenues on the accrual method of accounting. For the sales of units on the Orlando property, revenues will be recognized upon the close of escrow for the sales of its real estate. Operating revenues earned will be recognized upon the completion of the earning process.

Revenues from American Leisure's call center are recognized as generated and on a periodic basis from the joint venture entity, Caribbean Media Group, Ltd.

Revenues from Hickory Travel Systems, Inc. are recognized as earned, which is primarily at the time of delivery of the related service, publication or promotional material. Costs associated with the current period are expensed as incurred; those costs associated with future periods are deferred.

Revenues from American Leisure Equities Corporation are recognized as the net operating result of the Business managed by Around The World Travel, Inc. (third party travel management company). Revenues and expenses are borne by Around The World Travel and the net operating results recognized as Revenues by American Leisure Equities Corporation.

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

NOTE  C  -  PROPERTY  AND  EQUIPMENT,  NET

As  of  March  31,  2005,  property  and  equipment  consisted of the following:

                                       Useful
                                        Lives       Amount
                                     ----------   ----------
Equipment                               3-5       $7,600,083
Furniture & fixtures                    5-7        1,538,437
                                                  ----------
Subtotal                                           9,138,520
Less: accumulated depreciation
      and amortization                             3,514,561
                                                  ----------
Property  and  equipment,  net                    $5,623,959
                                                  ==========

Depreciation expense for the three-month period ended March 31, 2005 amounts to $431,382.

NOTE  D  -  LONG-TERM  DEBT  AND  NOTES  PAYABLE

Two notes which amount to $7,862,250 ($6 million with Grand Bank and $1,862,250 with Raster Investments) matured on March 31, 2005. These notes are not in default and the terms have been extended for an additional six months. Total accrued interest on the notes amount to $256,512.

On March 4, 2005 unimproved property in Davenport, Florida was sold for $4,020,000 which provided profits of $1,069,920 and debt relief of $1,300,000 (note payable to Emmitt Foster Trustee).

NOTE  E  -  NOTES  PAYABLE  -  RELATED  PARTIES

The  current  portion  of  notes  payable  to  related  parties  is  as follows:

James  Hay  Trustee                       $  56,000
Malcolm  Wright                              82,050
Peter  Webb                                 124,262
                                        -----------
Notes  payable  -  related  parties       $ 262,312
                                        ===========

Included in Long-term debt and notes payable are debts and notes payable to the following related parties:

Xpress  Ltd.                             $1,041,685
American  Leisure  Equities  Corp        10,432,791
Hickory  Travel  Services                   768,004
                                        -----------
Related  party  debt  and  notes        $12,242,480
                                        ===========

The long-term portion of notes payable owed to Hickory Travel Systems of $768,004 is owed to the former minority shareholders of Hickory Travel Systems, Inc., a subsidiary of the Company. $209,004 of such amount is owed to L. William Chiles, a Director of the Company.

NOTE  F  -  ACQUISITIONS

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

The purchase price for the assets transferred under the APA is an amount equal to the fair value of the Business ($16 million, established by an unaffiliated investment-banking firm, calculated on a going concern basis), plus $1.5 million, for a total purchase price of $17.5 million.

The APA has been amended and it can be further amended through June 30, 2005. The original APA indicated that the Purchaser will pay the purchase price on or before June 30, 2005 through a combination of a number of different currencies including but limited to the application of short term debt owed to the Company, the assumption of specific liabilities, the payment to certain AWT creditors on behalf of AWT and potentially certain preferred stock of the Company. Pursuant to the terms of the APA, the Seller and the Purchaser have entered into a Management Agreement, under which the Seller manages the Business on behalf of the Purchaser. The Seller and the Purchaser also entered into a License Agreement, under which the Purchaser granted the Seller a non-exclusive license to use certain trade names and related intellectual property in connection with the performance of its duties under the Management Agreement. The License Agreement will expire simultaneously with the Management Agreement. The amendment has changed the consideration for the purchase price to a combination of 1) issuance to Seller of a note payable in the amount of $8,483,330, 2) reduction of certain amounts owed by the Seller to Purchaser in the amount of $4,774,619 and 3) the assumption of certain liabilities of the Seller in the amount of $4,242,051. The preferred stock issuance in the original APA was retracted. During the first quarter, certain of the assets, to wit: doubtful receivables, pre-paids and security deposits were transferred to Seller as reduction of the note payable. The note was further reduced by a set-off of the amount of the Accounts Receivable deemed received and retained by AWT. AWT had sold the Accounts Receivable to the Company on 12/31/04. In lieu of segregating and remitting the payments received on the Accounts Receivables, AWT was permitted to apply said amounts as a credit to the Company's note payable. The final balance due under the note payable will be ascertained on or before June 30, 2005.

The excess purchase price over the fair value of net tangible assets was $12,585,435, all of which was allocated to goodwill. No impairment of the goodwill amount occurred during the quarter covered by this report.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

                                                Total
                                           -------------
                Current assets             $   1,850,109
                Property and equipment           287,975
                Deposits                         276,481
                Trademark                      1,000,000
                Goodwill                      12,585,435
                                           -------------
                Total assets acquired      $  16,000,000
                                           =============
                Notes assumed                  4,242,051
                Debt forgiven                  4,774,619
                Note issued                    8,483,330
                                           -------------
                Consideration              $  17,500,000
                                           =============

NOTE  G  -  RELATED  PARTY  TRANSACTIONS

The Company accrues salaries payable to Malcolm Wright in the amount of $500,000 per year (and $250,000 per year in 2002 and 2003) with interest at 10%. As of March 31, 2005, the amount of salaries payable accrued to Mr. Wright amounts to $1,390,110.

The Company accrues director fees to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. No payments of director fees were paid during the current quarter and the balance of accrued director fees as of the end of the quarter covered by this report amounts to $132,000.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 TDSR entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through March 31, 2005 the total costs plus fees amounted to $5,639,975.

A trust for the natural heirs of Malcolm Wright is the majority shareholders of Xpress Ltd. ("Xpress"). On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 1.5% of the total sales prices received by TDSR plus a marketing fee of 1.5%. During the period since the contract was entered into and ended March 31, 2005 the total sales amounted to approximately $215,730,000. As a result of the sales, TDSR is obligated to pay Xpress a total fee of $6,471,910. As of March 31, 2005, $4,630,225 has been paid to Xpress and $1,041,685 remains unpaid and is included in Long-term debt and notes payable (see Note E regarding Notes payable - Related parties).

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     All statements in this discussion and elsewhere in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW
--------

     American Leisure Holdings, Inc. ("AMLH") is a Nevada holding company in the process of developing a large, multi-national travel services, travel management and travel distribution organization. In addition, we have a Resort Development Division that develops, constructs and manages luxury vacation home ownership and travel destination resorts. Our first such resort is THE SONESTA ORLANDO RESORT AT TIERRA DEL SOL (the "Sonesta Orlando Resort"), a 972 luxury, town home and condominium unit property to be located in the heart of the Orlando, Florida theme park area and developed by our subsidiary, Tierra Del Sol Resort, Inc. ("TDSR"). By virtue of a strong marketing program and what we believe to be an exceptional product, we have pre-sold 100% of the town homes and have accepted reservations on 51% of the condominiums, resulting in over $215,000,000 in gross contract value. The Resort Development Division is planning additional destinations for the Orlando area, South Florida and the Caribbean.

     Through our subsidiaries, we manage and distribute travel services, develop luxury vacation home ownership and travel destination properties, and operate six (6) affinity-based travel clubs and a call center in Antigua-Barbuda. Our subsidiary, American Travel & Marketing Group, Inc. ("ATMG") which operates the affinity-based travel clubs, specializes in using demographic affinities to promote brand loyalty through the delivery of customized travel to a constituency that is built around a national retailer or national cause. ATMG has recently procured agreements with a prominent sports media organization, a national publisher of household names and an international retail food service company. Our businesses are intended to complement each other and create cross-marketing opportunities within our business. We intend to take advantage of the synergies between the distribution of travel services and the development, marketing, sale and management of luxury vacation home ownership and travel destination properties.

     We were incorporated in Nevada in June 2000 as Freewillpc.com, Inc, and until June 2002, operated as a web-based retailer of built-to-order personal computers and brand name related peripherals, software, accessories and networking products. In June 2002, we acquired American Leisure Corporation and its subsidiaries (collectively referred to herein as "American Leisure") in a reverse merger. We re-designed and structured our business to own, control and direct a series of companies in the travel and tourism industries so that we can achieve vertical and horizontal integration in the sourcing and delivery of corporate and vacation travel services. Except as expressly indicated or unless the context otherwise requires, the "Company," "we," "our," or "us" means American Leisure Holdings, Inc., a Nevada corporation, and its subsidiaries.

     In October 2003, we acquired a majority interest (51%) in Hickory Travel Systems, Inc. ("Hickory") as the first building block of our Travel Division. Hickory is a travel management service organization that primarily serves a network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agents worldwide that focus primarily on corporate travel. We intend to complement our other businesses through the use of Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange. We view the members of Hickory as a resource for future acquisitions of viable travel agencies.

     In December 2004, American Leisure Equities Corporation ("ALEC"), one of our wholly-owned subsidiaries, acquired substantially all of the assets of Around The World Travel, Inc. ("AWT") which included all of the tangible and intangible assets necessary to operate the business including the business name "TraveLeaders". We engaged AWT to manage the assets and granted AWT a license to use the name "TraveLeaders" in doing so. TraveLeaders is a fully integrated travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services in both traditional and e-commerce platforms including corporate travel management, leisure sales, and meeting, special event and incentive planning. We are in the process of finalizing the components of the consideration to be paid for the AWT assets which was deferred in the original asset purchase agreement while an independent valuation and audited financial statements of AWT were produced. See the discussion below under "Recent Events."

     We are in the process of integrating the administrative and marketing operations of Hickory and TraveLeaders to distribute, fulfill and manage our travel services. This is the foundation of our business model. Our business model is to use the travel distribution, fulfillment and management services of the combined resources of Hickory and TraveLeaders to provide consumer bookings at our planned resorts, to rent and sell vacation homes that we plan to manage at these resorts, and to fulfill the travel service needs of our affinity-based travel clubs. TraveLeaders currently fulfills travel orders produced by ATMG, which currently operates six (6) affinity-based travel clubs. As mentioned above, ATMG has recently obtained contracts through the addition of a rewards platform that adds brand loyalty to the benefits roster. Hickory and TraveLeaders are in the process of negotiating joint arrangements with vendors to provide travel services to their members and clients. The integration process had been slowed by factors including, but not limited to, identifying those operations that could be consolidated and the allocation and re-assignment of the personnel best suited for the consolidated enterprise. In addition, time has been required to analyze and determine the impact, if any, of certain litigation commenced by AWT regarding its contracts with Seamless Technologies, Inc. and others, as discussed in "Part II-Other Information, Item 1. Legal Proceedings", and, world events such as uncertainties in the Middle East that may continue to negatively influence corporate and leisure travel. However, we believe that we have highly qualified travel and business professionals who can complete the integration process. We plan to complete the integration process to coincide with the completion of the first units of the Sonesta Orlando Resort, which we expect to occur in the fall of 2006.

     In December 2004, Caribbean Leisure Marketing, Ltd. ("CLM"), a segment of our company that is focused on telecommunications, entered into a joint venture with IMA Antigua, Ltd. ("IMA") to own and operate Caribbean Media Group, Ltd., an International Business Corporation formed under the laws of Barbados ("CMG"). We own 49% of CMG. CLM owns the telecommunications center in Antigua-Barbuda (the "Antigua Call Center"). IMA, a wholly owned subsidiary of International Market Access, Ltd., is currently operating the Antigua Call Center on behalf of CMG. The services provided by the Antigua Call Center are both in-bound and out-bound traffic for customer service and accounts receivable management. The clients of the Antigua Call Center are well known national businesses with well-established credit and operational systems. We expect this call center to serve a variety of large and small corporations by contacting customers in the United States and the United Kingdom. We also own telecommunications equipment such as switches, dialers and telephone booths that may have application for a telecommunications program that we are considering in the United States. Part of this equipment can be used to serve as the switches for a telephone system that we plan to operate for the Sonesta Orlando Resort. We plan to begin using the dialers and operator booths during 2005 for the travel fulfillment operations that TraveLeaders provides to the affinity-based travel clubs operated by ATMG.

     We  generate  revenue  from  both  the  Travel  Division  and  the  Resort
Development Division. During the first quarter of 2005, we generated a substantial amount of our revenue from the sale of land that was being held by our wholly owned subsidiary, Advantage Professional Management Group, Inc. ("APMG"). During the first quarter of 2005, we recognized revenue from the operations of TraveLeaders net of the management fee of 10% of TraveLeaders' EBITDA that we incurred to AWT. As mentioned above, AWT manages the business conducted with assets that ALEC acquired from AWT on December 31, 2004. We also currently generate modest revenue from the Antigua Call Center. If the rate of growth continues as forecasted and has been experienced thus far, the revenues from that call center will increase throughout this year.

RECENT  EVENTS
--------------

     On January 29, 2005, we entered into an operating agreement with Sonesta Orlando, Inc., a wholly owned subsidiary of Sonesta International Hotels Corporation of Boston, Massachusetts ("Sonesta"), a luxury resort hospitality management company. Pursuant to the operating agreement, we sub-contracted to Sonesta substantially all of the hospitality responsibilities for the Sonesta Orlando Resort. Under the terms of the operating agreement, our subsidiary, American Leisure Hospitality Group, Inc. ("ALHG"), retains primary management control of the resort. Sonesta brings international awareness to our property replete with a successful booking and reservation system. In February 2005, we held the official groundbreaking ceremony for the resort. At that time, we announced the final plans for the resort amenities and clubhouse that have been designed by the award-winning firm of Fugelberg Koch.

     On February 1, 2005, our Board of Directors (the "Board") nominated Messrs. David Levine, Thomas Cornish and Carlos Fernandez to serve as members of the Board. Messrs. Levine, Cornish and Fernandez have not yet commenced their appointments to the Board of Directors and are considered nominees. We have no reason to believe that any of them will be unable to serve or decline to serve as a director. We anticipate that the nominees will commence directorship in the future, and that Mr. Levine will serve as Chairman of the Board. We also anticipate that Messrs. Cornish and Levine will serve on the Compensation Committee to be formed in the near future by the Board, and that Mr. Fernandez will serve on the Audit Committee also to be formed in the near future by the Board. L. William Chiles will continue to serve as Chairman of the Board until Mr. Levine is formally inducted to that position. After Mr. Levine takes over as Chairman, we anticipate that Mr. Chiles will continue to serve on the Board as a Director. We filed a Form 8-K with the Commission on February 15, 2005, which disclosed that the Board had nominated David Levine, Thomas Cornish and Carlos Fernandez as Directors of the Company to fill vacancies on the Board created by the resignation of Gillian Wright, which also occurred on February 1, 2005 and an increase in the number of members on the Board from four (4) to nine (9). Messrs. Levine, Cornish, and Fernandez currently provide general corporate and business advice to the Company. As and when the director nominees and we complete the process of their induction, the nominees are expected to serve as directors of the Company.

     On February 16, 2005, we announced the groundbreaking of the Sonesta Orlando Resort. As discussed in "Liquidity and Capital Resources," the capital requirement for the first phase of the resort is approximately $122,600,000. We are in the final stages of completing the terms of the debt portion ($96,600,000) of capitalization with a prominent national construction lender. The balance of the development budget, which includes infrastructure, retention, roads and green space of approximately $26,000,000, will be sourced from the Westridge Community Development District ("CDD") and equity of the Company. The Company is confident that it will complete the capitalization process in the third quarter of 2005. Site development is expected to begin in June of 2005.

     On March 7, 2005, we consummated the sale of land in Davenport, Florida that was the sole asset of our subsidiary, APMG. The property had been held for commercial development. The land was acquired in 2002 for approximately $1,975,359 and sold in 2005 for just over $4,000,000. We received approximately $2,730,000 in net proceeds from the sale.

     In May 2005, we extended the maturity dates of two notes in the aggregate amount to $7,862,250 that matured on March 31, 2005. These notes are not in default and the terms have been extended for an additional six months. Total accrued interest on the notes amount to $256,512.

     We and AWT entered into an agreement effective March 31, 2005, to change the manner in which we will pay for substantially all of the assets of AWT. Pursuant to the terms of the original asset purchase agreement, we were to assume certain liabilities of AWT in an aggregate amount of $17,306,352 and issue 1,936 shares of our Series F Preferred Stock valued at $193,648 in consideration for the assets. Pursuant to the terms of the first amended asset purchase agreement, we will not assume any of the liabilities or obligations of AWT except for debt owed to minority shareholders of $4,242,051 (the debt that we are assuming is referred to herein as the "Minority Shareholder Debt"). We will not issue any Series F Preferred Stock in connection with our acquisition of the assets. We are not assuming any portion of the senior secured notes of AWT in favor of Galileo International, LLC (the "Galileo Debt") or debt owed to certain former shareholders of AWT. AWT will continue to be liable for the debt that we will not assume. In addition to the Minority Shareholder Debt, we will forgive certain working capital loans that AWT owes to us in the amount of $4,774,619 (the "AMLH Debt") and ALEC will issue a sixty month, 6% per annum, balloon note in favor of AWT in the principal amount of $8,483,330, or so much of the remaining balance of the purchase price after taking into account our forgiveness of the AMLH Debt (the "Balloon Note"). During the first quarter of 2005, we transferred some of the assets back to AWT which will reduce the amount due under the Balloon Note. The Balloon Note will be further reduced by the amount of accounts receivable of TraveLeaders that are received and retained by AWT. We are in the process of finalizing the documentation regarding the first amended asset purchase agreement and the related transactions. We generally have until June 30, 2005, to determine the manner in which we will pay for substantially all of the assets of AWT including the final balance of the Balloon Note; therefore, the acquisition is subject to further amendment in this regard.

KNOWN  TRENDS,  EVENTS,  AND  UNCERTAINTIES

     We expect to experience seasonal fluctuations in our gross revenues and net earnings. This seasonality may cause significant fluctuations in our quarterly operating results. In addition, other material fluctuations in operating results may occur due to the timing of development of certain projects and our use of the completed contracts method of accounting with respect thereto. Furthermore, costs associated with the acquisition and development of vacation resorts, including carrying costs such as interest and taxes, are capitalized as inventory and will be allocated to cost of real estate sold as the respective revenues are recognized. We intend to continue to invest in projects that will require substantial development and significant amounts of capital funding during 2005 and in the years ahead.

     We believe that the hostilities in the Middle East and other world terrorist events have had a negative impact on the amount of vacation and corporate air travel by Americans. These events, while having some adverse impact on our integration of Hickory and TraveLeaders have not required us to materially change our business plan. Leisure travel within and to the United States, especially from people from Western Europe, continues to increase, in part fueled by the relative currency values. There can be no assurances that anxiety regarding actual or possible future terrorist attacks or other world events will not have a material adverse effect on our future results of operations.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Going  Concern  Considerations
     ------------------------------

     We have incurred substantial losses since inception, and we have negative working capital. These factors among others indicate that we may not be able to continue as a going concern, particularly in the event that we cannot obtain additional debt and/or equity financing to continue our operations or achieve profitable operations, as discussed below under the headings "Liquidity and Capital Resources" and "Risk Factors." We intend to raise additional operating funds through equity and/or debt offerings. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. There can be no assurance that we will be successful in our endeavors to raise additional capital or generate sufficient cash flow to conduct our operations. If we are not successful in our endeavors, it would have a material adverse effect on our financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Revenue  Recognition
     --------------------

     We recognize revenues on the accrual method of accounting. Revenues from Hickory are recognized as earned, which is primarily at the time of delivery of the related service, publication or promotional material. Costs associated with the current period are expensed as incurred; those costs associated with future periods are deferred.

     One of our principal sources of revenue is associated with access to the travel portals that provide a database of discounted travel services. Annual renewals occur at various times during the year. Costs related to portal usage charges are incurred in the months prior to annual billing renewals. Customers are charged additional fees for hard copies of the site access information. Occasionally these items are printed and shipped at a later date, at which time both revenue and expenses are recognized.

     Revenues from ALEC are recognized as the net operating result of TraveLeaders as managed by AWT. Revenues and expenses are borne by AWT and 90% of TraveLeaders' EBITDA is recognized as revenues by ALEC.

     Revenues from our Antigua Call Center are recognized as generated and on a periodic basis from CMG, a joint venture in which we own 49%.

     We have entered into pre-sale contracts on the units in the Sonesta Orlando Resort. For the sales of units on the Sonesta Orlando Resort, revenues will be recognized upon the closings of the contracts for the sales of its real estate units. Operating revenues earned will be recognized upon the completion of the earning process.

     Goodwill
     --------

     We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No.
144. Our combined goodwill of $14,425,437 has not been impaired as of March 31, 2005, and will be evaluated on a regular basis.

RESULTS  OF  OPERATIONS

Three  Months ended March 31, 2005 Compared to Three Months Ended March 31, 2004
--------------------------------------------------------------------------------

     Revenue increased $1,489,009 (or 125%) to $2,675,674 for the three months ended March 31, 2005, as compared to revenue of $1,186,665 for the three months ended March 31, 2004. The increase in revenue was primarily attributable to the sale of the APMG land in Davenport, Florida.

     Depreciation and amortization expenses increased $211,310 (or 96%) to $431,382 for the three months ended March 31, 2005, as compared to depreciation and amortization expenses of $220,072 for the three months ended March 31, 2004. The increase in depreciation and amortization expenses was primarily attributable to the Antigua Call Center and TraveLeaders.

     General and administrative expenses increased $430,690 (or 22%) to $2,405,156 for the three months ended March 31, 2005, as compared to general and administrative expenses of $1,974,466 for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily attributable to an increase in the call center and other telecommunications operations of CLM.

     Loss from operations decreased $847,009 (or 84%) to $160,864 for the three months ended March 31, 2005, as compared to a loss from operations of $1,007,873 for the three months ended March 31, 2004. The decrease in loss from operations was largely due to the APMG land sale and the resulting increase in revenue.

     We had interest expense of $393,319 for three months ended March 31, 2005. During the period from December 2003 to December 2004, we received a total of $11,505,000 of convertible debt financing from Stanford Venture Capital Holdings, Inc. ("Stanford"). The increase in interest expense is due to the debt financing that we received from Stanford.

     We did not have income or loss attributable to minority interest for the three months ended March 31, 2005, as compared to income attributable to minority interest of $256,624 for the three months ended March 31, 2004. Income attributable to minority interest is related to Hickory, which operated at their usual seasonal loss for the three months ended March 31, 2005.

     Loss before income taxes decreased $197,066 (or 26%) to $554,183 for the three months ended March 31, 2005, as compared to loss before income taxes of $751,249 for the three months ended March 31, 2004. The decrease in loss before income taxes was largely due to a sale of the APMG land and to the increase in our revenue.

     We did not record a provision for income taxes for the three months ended March 31, 2005. We recorded a provision for income taxes of $1,135 for the three months ended March 31, 2004. Although we have net operating loss carry-forwards that may be used to offset future taxable income and generally expire in varying amounts through 2024, no tax benefit has been reported in the financial statements because it is more likely than notthat we will not generate enough taxable income to utilize the accumulated losses by the time they expire in accordance with the applicable tax regulations. In addition, in June 2002, we had a change in ownership, as defined by Internal Revenue Code Section 382, which has resulted in some of our net operating loss carry-forwards being subject to certain utilization limitations in the future.

     Net loss decreased $198,201 (or 26%) to $554,183 (or basic and diluted net loss per share of $0.06) for the three months ended March 31, 2005, as compared to net loss of $752,384 (or basic and diluted net loss per share of $0.10) for the three months ended March 31, 2004. The decrease in net loss (or basic and diluted net loss per share) was largely due to the sale of the APMG land and to the increase in our revenue.

     We  had  an  accumulated  deficit  of  $9,926,824  as  of  March  31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had total current assets of $3,185,174 as of March 31, 2005, which consisted of cash of $1,767,769, accounts receivable of $1,079,308, prepaid expenses and other of $267,843, and note receivable of $70,254.

     We had total current liabilities of $13,621,422 as of March 31 2005, which consisted of current maturities of long-term debt and notes payable of $9,302,704, accounts payable and accrued expenses of $2,007,621, accrued expenses to officers of $1,518,110, shareholder advances of $393,559 of which approximately $209,004 was owed to a director, current maturities of notes payable to related parties of $262,312 of which approximately $82,050 was owed to our CEO/director, other current liabilities of $96,616, and customer deposits of $40,500. We anticipate the closing of a construction and land loan for the Sonesta Orlando Resort during the third quarter of 2005. In the event that we close the loan as anticipated, we intend to pay off current maturities of long-term debt and notes payable of $9,302,704.

     We had negative net working capital of $10,436,248 as of March 31, 2005. The ratio of total current assets to total current liabilities (the "Current Ratio") was approximately 23% as of March 31, 2005. We anticipate that our net working capital and Current Ratio will increase during the third quarter of 2005 if we close the construction and land loan for the Sonesta Orlando Resort and pay off current maturities of long-term debt and notes payable of $9,302,704 as anticipated.

     Net cash used in operating activities was $3,891,814 for the three months ended March 31, 2005, as compared to net cash provided by operating activities of $756,335 for the three months ended March 31, 2004. The change from net cash provided by operating activities to net cash used in operating activities was attributable to a net loss of $554,183, an decrease in accounts payable and accrued expenses of $4,231,662, an decrease in customer deposits of $2,712,035, an increase in prepaid and other assets of $1,388,560, and an increase in prepaid commissions of $1,157,752 which were primarily offset by an increase in deposits on unit pre-sales of $2,867,598 and a decrease in receivables of $2,460,079 for the three months ended March 31, 2005.

     Net cash used in investing activities decreased $2,570,171 to $49,757 for the three months ended March 31, 2005, as compared to net cash used in investing activities of $2,619,928 for the three months ended March 31, 2004. The decrease was a result of a decrease in capitalization of real estate carrying costs to $49,757 for the three months ended March 31, 2005, from $733,643 for the three months ended March 31, 2004, a decrease in security deposits and other to $0 for the three months ended March 31, 2005, from $970,429 for the three months ended March 31, 2004, a decrease in advances to AWT to $0 for the three months ended
March 31, 2005, from $808,487 for the three months ended March 31, 2004, and a decrease in acquisition of fixed assets to $0 for the three months ended March 31, 2005, from $107,369 for the three months ended March 31, 2004.

     Net cash provided by financing activities increased $1,977,018 to $3,443,298 for the three months ended March 31, 2005, as compared to net cash provided by financing activities of $1,466,280 for the three months ended March 31, 2004. The increase was due to proceeds from debt of $6,391,615 that was offset by a payment of debt of $1,300,000 and payments to related parties of $1,648,317 for the three months ended March 31, 2005.

     Our capital requirements during the next 12 months are expected to be $126,600,000, consisting of approximately $4,000,000 for the working capital needs of Hickory during the second and third quarters of 2005 to cover their seasonal losses, TraveLeaders and AMLH, and approximately $122,600,000 for TDSR to construct the first phase of the Sonesta Orlando Resort to fully implement our business plan. Based on Hickory's seasonal operating history, we expect them to have positive cash flow during the fourth quarter of 2005 and first quarter of 2006. We plan to close commitments for the capital needed for the Sonesta Orlando Resort prior to commencing construction during the third quarter of 2005. We are currently in final negotiations with a banking institution to provide a $96,600,000 conventional construction loan for TDSR to begin the first phase of the Sonesta Orlando Resort. We expect to close the construction loan during the third quarter of 2005. We have also engaged the same banking institution to underwrite and place the sale of an estimated $26,000,000 of CDD Bonds that is contingent on our receiving the commitment for the construction loan. In accordance with our negotiations in the formation of the conventional construction loan, we intend to use it in part to repay short-term debt related to the Sonesta Orlando Resort, which is currently $7,862,250 plus accrued interest of $256,512. This debt had original maturities of March 31, 2005, but has recently been extended for an additional six months in order for us to complete the negotiations and close the construction loan with the banking institution. Our ability to repay the debt is contingent upon us obtaining financing for TDSR from the banking institution or from another source. We have experienced delays in closing the construction loan and CDD Bond financing as a result of various factors including, but not limited to, the need to have all costs of development ascertained up front to support a guaranteed maximum price of construction costs from the general contractor. The general contractor expects to be able to complete this process during June 2005. Even though we are optimistic about raising capital, there can be no assurance that we will be able to obtain financing for our working capital needs, close the construction loan or the CDD Bond financing, obtain any other type of financing for the Sonesta Orlando Resort, or repay the current debt related to TDSR. If additional capital is raised by issuing equity and/or convertible debt, the ownership interests of our current stockholders may be diluted. Future investors may be granted rights superior to those of some existing stockholders. At this time, we do not have any commitments for additional capital from third parties or from our officers, directors or majority shareholders. Additional capital may not be available to us from the sources discussed in this paragraph or from any other source. While our intention is to obtain adequate capital, any additional capital that may be received may not be sufficient and other arrangements may not be available when needed or on terms satisfactory to us. If we do not receive a sufficient amount of additional capital on acceptable terms, we will have to delay, curtail or scale back some or all of our operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

RISK  FACTORS

RISKS  RELATING  TO  OUR  BUSINESS  AND  INDUSTRY

WE NEED AN AGGREGATE OF APPROXIMATELY $126,600,000 OF CAPITAL, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL, TO FULLY IMPLEMENT OUR BUSINESS PLAN.

     We need to raise an aggregate of approximately $126,600,000 during the next twelve (12) months consisting of approximately $4,000,000 for the working capital needs of Hickory during the second and third quarters of 2005 to cover their seasonal losses, TraveLeaders and AMLH, and approximately $122,600,000 for TDSR to construct the first phase of the Sonesta Orlando Resort to fully implement our business plan. If we do not receive a sufficient amount of additional capital on acceptable terms, or at all, we may be unable to fully implement our business plan which includes, but is not limited to, the on-going cash requirements for our operations and material commitments, and construction of the first phase of the Sonesta Orlando Resort. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional capital may not be available to us on favorable terms, if at all. If we cannot obtain a sufficient amount of additional capital, we will have to delay, curtail or scale back some or all of our operations, any of which would have a materially adverse effect upon our business and results of operations.

WE HAVE RECEIVED APPROXIMATELY $11.5 MILLION OF CONVERTIBLE DEBT FINANCING FROM STANFORD, WHICH IMPOSES SUBSTANTIAL OBLIGATIONS ON US.

     We received an aggregate of approximately $11.5 million of credit facilities from Stanford in three tranches during the period from December 2003 to December 2004. The first tranche of $6 million was received during the period from December 2003 to April 2004 in the form of a convertible note with a conversion rate of $15 per share (the "$6 million Credit Facility"). The second tranche of $4 million was received during the period from April 2004 to August 2004 in the form of a convertible note for $3 million and a convertible note for $1 million, both of which notes have a conversion price of $10 per share (the "$4 Million Credit Facility"). The third tranche of approximately $1.5 million was received during the period September 2004 to December 2004 as an addition to the $4 Million Credit Facility (the "$1.5 Million Credit Facility"). The convertible notes and the documents related thereto are collectively referred to herein as the "Credit Facilities." The Credit Facilities impose certain obligations on us including, but not limited to, the issuance of warrants, some of which were modified by the terms of a subsequent facility to provide for a reduction of the exercise price to $.001 per share to secure the additional $1.5 million, the requirement to file a registration statement with the Commission under the Securities Act to register the shares of common stock that are issuable upon conversion of the notes and exercise of the warrants, and the issuance of a security interest in our assets including the our ownership interest in certain subsidiaries. If we fail to timely file such registration statement with the Commission, we must issue to each holder of the original warrants, additional warrants to purchase an amount of shares equal to 10% of the shares originally issuable pursuant to the original warrants under the same terms and conditions of the original warrants for each calendar quarter of the failure to file ("Liquidated Damages"). In addition, we would be required to issue to the holders an additional 10% of the shares of common stock into which the Credit Facilities are convertible for each calendar quarter of the failure to file. Stanford and we have modified the terms of the Credit Facilities to provide that we must file the registration statement before June 30, 2005. The original terms of the registration rights agreement with Stanford, provide for Liquidated Damages in the event that the registration statement does not become effective for any reason before December 31, 2004; however, we have not issued additional warrants to Stanford as Liquidated Damages as of the filing of this report.

MALCOLM J. WRIGHT, WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHIEF FINANCIAL OFFICER AND AS A DIRECTOR, IS INVOLVED IN OTHER BUSINESSES AND PROPERTY DEVELOPMENT PROJECTS THAT MAY BE IN COMPETITION WITH OUR BUSINESS.

     Malcolm J. Wright is the President of American Leisure Real Estate Group, Inc., a real estate development company with which TDSR, our subsidiary, has contracted for the development of the Sonesta Orlando Resort. Mr. Wright is an officer of Xpress Ltd., with which TDSR has contracted for exclusive sales and marketing for the Sonesta Orlando Resort. Mr. Wright is an officer of Innovative Concepts, Inc., which operates a landscaping business, and M J Wright Productions, Inc., which owns our Internet domain names. Mr. Wright is also a principal of Resorts Development Group, LLC, which engages in real estate development. Mr. Wright is also the President of Osceola Business Managers, Inc., Florida World, Inc. and SunGate Resort Villas, Inc. although none of these currently conduct any business operations. From time to time, Mr. Wright pursues real estate investment and sales ventures that may be in competition with such ventures that the Company pursues or plans to pursue.

BECAUSE MALCOLM J. WRIGHT, WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHIEF FINANCIAL OFFICER AND AS A DIRECTOR, IS INVOLVED IN A NUMBER OF OTHER BUSINESSES, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS.

     Malcolm J. Wright is the President of American Leisure Real Estate Group, Inc., Xpress Ltd., Innovative Concepts, Inc., M J Wright Productions, Inc., Resorts Development Group, LLC, Osceola Business Managers, Inc., Florida World, Inc. and SunGate Resort Villas, Inc. Mr. Wright spends a minimum of 50 hours per week on our business. While it has yet to happen during his entire tenure with the Company despite the failure of the Company to ever pay Mr. Wright his agreed salary, it is possible that the demands on Mr. Wright from these other businesses could increase with the result that he may have to devote less time as an executive officer and a director of our company. As a result, Mr. Wright may not possess sufficient time to serve as an executive officer and a director of our company. If Mr. Wright does not have sufficient time to serve our company, it could have a material adverse effect on our business and results of operations.

WE HAVE AGREED TO PROVIDE THE EXECUTIVE OFFICERS OF OUR SUBSIDIARIES AN AGGREGATE BONUS OF UP TO 19% OF THE PRE-TAX PROFITS OF THE SUBSIDIARY IN WHICH THEY SERVE AS OUR EXECUTIVE OFFICERS, WHICH WILL REDUCE ANY PROFITS THAT WE MAY EARN.

     The Company has generally agreed to provide the executive officers of each of its subsidiaries an aggregate bonus of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as executive officers. Pursuant to this general agreement, Malcolm J. Wright is entitled to receive 19% of
the   pre-tax  profits  of  Leisureshare  International  Ltd,  Leisureshare
International Espanola SA, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., Tierra Del Sol Resort, Inc., and American Leisure Hospitality Group, Inc. L. William Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment over the life of his contract of $2,700,000. As Mr. Chiles' bonus is limited, it is not subject to the buy-out by the Company (discussed below) as it will cease as soon as the $2,700,000 amount has been paid to him. The executive officers of the Company's other subsidiaries are entitled to share a bonus of up to 19% of the pre-tax profits of the subsidiary in which they serve as executive officers. The Company has the right, but not the obligation to buy-out all of the above agreements after a period of five years by issuing such number of shares of its common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third (1/3) of the price-earnings ratio ("P/E Ratio") of the Company's common stock at the time of the buyout divided by the greater of the market price of the Company's common stock or $5.00. We are in the process of finalizing the bonus agreements. We have not paid or accrued any bonus as of the filing of this report. If we pay bonuses in the future, it will reduce our profits and the amount, if any, that we may otherwise have available to pay dividends to our preferred and common stockholders. The Company believes that this program is an effective tool in attracting and retaining qualified executives who will be motivated to enhance earnings for the Company. Further, the Company believes that this program is a viable form of profit sharing that promotes long-term commitment from its executives.

OUR CONTRACTS WITH SUPPLIERS OF TRAVEL SERVICES GENERALLY RENEW ANNUALLY AND IN SOME CASES MAY BE CANCELLED AT WILL BY THE SUPPLIER; THEREFORE, ADVERSE CHANGES OR INTERRUPTIONS IN OUR RELATIONSHIPS WITH THEM COULD REDUCE OUR REVENUE.

     We derive a portion of our travel division revenue from commissions and fees that we receive pursuant to contracts that we have with suppliers of travel services pursuant to which these suppliers provide their services to our customers. These contracts generally renew annually and in some cases may be cancelled at will by the supplier. As such, our ability to maintain or expand these contracts depends in large part on our ability to maintain and expand good relationships with these and other suppliers of travel services including airline, hotel, cruise, tour and car rental suppliers. If we cannot maintain good relationships, our suppliers could contract with us on terms less favorable than the current terms of our contracts or the terms of their contracts with our competitors, exclude us from the products and services that they provide to our competitors, refuse to renew our contracts, or, in some cases, cancel their contracts with us at will. In addition, our suppliers may not continue to sell services and products through global distribution systems on terms satisfactory to us. If we are unable to maintain or expand good relationships, our ability to offer and expand travel service or lower-priced travel inventory could be significantly reduced. Any discontinuance or deterioration in the services provided by third parties, such as global distribution systems providers, could prevent our customers from accessing or purchasing particular travel services through us. If these suppliers cancel or do not renew the contracts, we would not have the range or volume of services it will require to meet demand and its future revenue would decline.

OUR SUPPLIERS OF TRAVEL SERVICES COULD REDUCE OR ELIMINATE OUR COMMISSION RATES ON BOOKINGS MADE THROUGH US OVER THE INTERNET, WHICH WOULD LIKELY REDUCE OUR REVENUES.

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

FAILURE TO MAINTAIN RELATIONSHIPS WITH TRADITIONAL TRAVEL AGENTS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

     Hickory has historically received, and expects to continue to receive, a significant portion of its revenue through relationships with traditional travel agents. Maintenance of good relationships with these travel agents depends in large part on continued offerings of travel services in demand, and good levels of service and availability. If Hickory does not maintain good relations with its travel agents, these agents could terminate their memberships and use of Hickory's products and services, which would have a material adverse effect on our business and results of operations.

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY COULD SIGNIFICANTLY REDUCE OUR REVENUE.

     Potential declines or disruptions in the travel industry may result from any one or more of the following factors:

- price escalation in the airline industry or other travel related industries;
-     airline  or  other  travel  related  strikes;
-     political  instability,  war  and  hostilities;
-     long  term  bad  weather;
-     fuel  price  escalation;
-     increased  occurrence  of  travel-related  accidents;  and
-     economic  downturns  and  recessions.

WE MAY NOT IDENTIFY OR COMPLETE ACQUISITIONS IN A TIMELY, COST-EFFECTIVE MANNER IF AT ALL.

     In the event of any future acquisitions, the Company could issue additional stock that would further dilute current shareholders' percentage of ownership; incur debt; assume unknown or contingent liabilities; or experience negative effects on reported operating results from acquisition-related charges and amortization of acquired technology, goodwill and other intangibles. In the event that any of these events occur, it could have a material adverse effect on shareholder value, or the Company's results of operations or financial condition.

WE  MAY  NOT  BE  ABLE  TO  EFFECTIVELY  MANAGE  OUR  PLANNED  GROWTH.

     We plan to grow rapidly and will be subject to related risks, including capacity constraints and pressure on our management and our internal systems and controls. Our ability to effectively manage our planned growth will require us to implement new, and improve our existing, operational and financial systems and to expand, train and manage our employee base. If we are unable to effectively manage our planned growth, it would have a material adverse effect on our business, results of operations and future prospects.

BUSINESS ACQUISITIONS OR JOINT VENTURES MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

     As part of our business strategy, we may consider the acquisition of, or investments in, other businesses that offer services and technologies complementary to ours. If the analysis used to underwrite such acquisitions is faulty, such acquisitions could materially adversely affect our operating results and/or the price of our Common Stock. Acquisitions also entail numerous risks, including: (i) difficulty in assimilating the operations, products and personnel of the acquired business; (ii) potential disruption of our ongoing business; (iii) unanticipated costs associated with the acquisition; (iv) inability of management to manage the financial and strategic position of acquired or developed services and technologies; (v) the diversion of management's attention from our core business; (vi) inability to maintain uniform standards, controls, policies and procedures; (vii) impairment of relationships with employees and customers, which may occur as a result of integration of the acquired business; (viii) potential loss of key employees of acquired organizations; (ix) problems integrating the acquired business, including its information systems and personnel; (x) unanticipated costs that may harm operating results; (xi) adverse effects on existing business relationships with customers; and (xii) risks associated with entering an industry in which we have no (or limited) prior experience. Any of these risks would have a material adverse effect on our business, results of operations and financial condition.

EXCESSIVE CLAIMS FOR DEVELOPMENT-RELATED DEFECTS IN ANY REAL ESTATE PROPERTIES THAT WE PLAN TO BUILD COULD ADVERSELY AFFECT OUR LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We will engage third-party contractors to construct our resorts. However, our customers may assert claims against us for construction defects or other perceived development defects including, but not limited to, structural integrity, the presence of mold as a result of leaks or other defects, electrical issues, plumbing issues, or road construction, water or sewer defects. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. To the extent that the contractors do not satisfy any proper claims as they are primarily responsible, a significant number of claims for development-related defects could be brought against us, which could adversely affect our liquidity, financial condition, and results of operations.

WE ARE RELIANT ON KEY MANAGEMENT AND IF WE LOSE ANY OF THEM, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

     Our success depends, in part, upon the personal efforts and abilities of Malcolm J. Wright and L. William Chiles. Mr. Wright is a Director of the Company and the Company's Chief Executive Officer, President and Chief Financial Officer. Mr. Chiles is a Director of the Company and President of Hickory. Our ability to operate and implement our business plan is heavily dependent on the continued service of Messrs. Wright and Chiles. We are in the process of entering into a written employment agreement with Mr. Wright. Competition in our industry for executive-level personnel such as Messrs. Wright and Chiles is fierce and there can be no assurance that we will be able to motivate and retain them, or that we can do so on economically feasible terms. The loss of Mr. Wright or Mr. Chiles could have a material adverse effect on our business and results of operations. The Company is not the beneficiary of any life insurance policies on any of its executive officers or directors.

     Keith St. Clair is the Chief Executive Officer of AWT. We obtained a $3,000,000 life insurance policy covering Keith St. Clair as a requirement for $3,000,000 that we received from Stanford. Stanford is the named beneficiary of this insurance policy. $4,500,000 of our working capital was dedicated to supporting AWT while we conducted due diligence leading to our acquisition of its assets on December 31, 2004.

WE HAVE A LIMITED HISTORY OF OPERATIONS AND WE HAVE A HISTORY OF CONTINUING OPERATING LOSSES.

     Since our inception, we have been engaged primarily in planning the development of the Sonesta Orlando Resort, building travel club membership databases, the acquisition of Hickory in October 2003, the acquisition of TraveLeaders in December 2004, and the assembly of our management team. We have incurred net operating losses since our inception. As of March 31, 2005, we had an accumulated deficit of $9,926,824.

OUR REVENUES FLUCTUATE FROM QUARTER TO QUARTER DUE TO SEVERAL FACTORS INCLUDING ONES THAT ARE OUTSIDE OF OUR CONTROL, AND IF OUR REVENUES ARE BELOW OUR EXPECTATIONS IT WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     We have experienced and could continue to experience fluctuating revenues because of a variety of factors, many of which are outside our control. Such factors may include, but not be limited to, the timing of new contracts;
reductions or other modifications in our clients' marketing and sales strategies; the timing of new product or service offerings; the expiration or termination of existing contracts or the reduction in existing programs; the timing of increased expenses incurred to obtain and support new business; changes in the revenue mix among our various service offerings; labor strikes and slowdowns; and the seasonal pattern of certain businesses serviced by us. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenues are below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected.

WE  MAY  NOT  BE  PROFITABLE  IN  THE  FUTURE.

     We have incurred losses since our inception and continue to require additional capital to fund operations. Our fixed commitments, including salaries and fees for current employees and consultants, equipment rental, and other contractual commitments, are substantial and will increase if additional agreements are entered into and additional personnel are retained. We intend to generate the necessary capital to operate by achieving break-even cash flow from operations and subsequent profitability, selling equity and/or debt securities and/or entering into a sale-leaseback of our equipment. There can be no assurances that we will be successful in its efforts. If we are unsuccessful in our endeavors to fund our operations, we will have to delay, curtail or scale back some or all of our operations, in which case your entire investment in the Company may decline.

A GENERAL ECONOMIC DOWNTURN MAY HINDER OUR ABILITY TO ENTER INTO NEW MULTI-YEAR GLOBAL DISTRIBUTION SYSTEM ("GDS") CONTRACTS.

     Our ability to enter into new multi-year GDS contracts may be dependent upon the general economic environment in which our clients and their customers operate. A weak United States or global marketplace could cause us to have longer sales cycles, delays in closing contracts for new business, and slower growth under existing contracts. If an economic downturn frustrates our ability to enter into new multi-year contracts, it would have a material adverse effect on our business and results of operations.

GDS CONTRACTS THAT WE MAY ENTER INTO GENERALLY PROVIDE FOR FINANCIAL PENALTIES FOR NOT ACHIEVING PERFORMANCE OBJECTIVES.

     We are seeking to enter into multi-year GDS contracts. These contracts typically cover a five-year period and would require us to meet certain performance objectives. These contracts may trigger financial penalties if the performance objectives are not met. In the event that we enter into such contracts and are unable to meet the performance objectives required thereby, it would have a material adverse effect on our business, liquidity and results of operations.

OUR CONTRACTS DO NOT GUARANTEE THAT WE WILL RECEIVE A MINIMUM LEVEL OF REVENUE, ARE NOT EXCLUSIVE, AND MAY BE TERMINATED ON RELATIVELY SHORT NOTICE.

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

WE RECEIVE CONTRACTUALLY SET SERVICE FEES AND HAVE LIMITED ABILITY TO INCREASE OUR FEES TO MEET INCREASING COSTS.

     Most of our contracts have set services fees that we may not increase if, for instance, certain costs or price indices increase. In the event that a contract allows us to increase our services based upon increases in cost or price indices, such increases may not fully compensate us for increases in labor and other costs incurred in providing services. If our costs increase and we cannot, in turn, increase our service fees or we have to decrease our service fees because we do not achieve defined performance objectives, it will have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO KEEP UP WITH CURRENT AND CHANGING TECHNOLOGY ON WHICH OUR BUSINESS IS DEPENDENT.

     Our business is dependent on our computer and communications equipment and software capabilities. The underlying technology is continually changing. Our continued growth and future profitability will be dependent on a number of factors affected by current and changing technology, including our ability to
(i) expand our existing service offerings; (ii) achieve cost efficiencies in our existing call centers; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that our intended integration of automated customer support capabilities will achieve intended cost reductions. Our failure to maintain our technological capabilities or respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition.

A BUSINESS INTERRUPTION, WHETHER OR NOT PROLONGED, COULD HAVE A MATERIAL ADVERSE EFFECT ON OR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Our business operations are dependent upon our ability to protect our call center, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. While the Company does have some redundancy, in the event we experience a temporary or permanent interruption at our call center, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. In the event that we experience such interruptions, it would have a material adverse effect on our business, results of operations and financial condition.

OUR INDUSTRY IS LABOR INTENSIVE AND INCREASES IN THE COSTS OF OUR EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, LIQUIDITY OR RESULTS OF OPERATIONS.

     Our success will be largely dependent on our ability to recruit, hire, train and retain qualified personnel. Our industry is labor intensive and has experienced high personnel turnover. A significant increase in our personnel turnover rate could increase our recruiting and training costs and decrease operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale campaigns, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management campaigns or our call centers. Because significant portions of our operating costs relate to labor costs, an increase in wages, costs of employee benefits, employment taxes or other costs associated with our employees could have a material adverse effect on our business, results of operations or financial condition.

OUR INDUSTRY IS SUBJECT TO INTENSE COMPETITION AND COMPETITIVE PRESSURES COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We believe that the market in which we operate is fragmented and highly competitive and that competition is likely to intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms and the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than us. Similarly, there can be no assurance that additional competitors with greater resources than us will not enter our market. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or result in significant price erosion, all of which could have a material adverse effect upon our business, results of operations or financial condition.

RISKS  RELATING  TO  OUR  COMMON  STOCK

UNTIL SUCH TIME AS WE COMPLETE THE INTEGRATION OF OUR FINANCIAL ACCOUNTING FUNCTION, WE MAY NOT BE ABLE TO FILE OUR PERIODIC REPORTS AND REPORTS ON FORM 8-K WITH THE COMMISSION IN A TIMELY MANNER AND COULD RECEIVE AN "E" ON OUR TRADING SYMBOL OR BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD (THE "OTCBB").

     We are in the process of integrating the business operations of Hickory and TraveLeaders, which includes the financial accounting function. During 2004, we received an "e" on our trading symbol, which resulted in our common stock being de-listed from the OTCBB on May 21, 2004. We were able to have our common stock cleared for quotation on the OTCBB beginning on January 26, 2005. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of March 31, 2005, and determined that as of such date, our disclosure controls and procedures were effective; however, we face increased pressure related to recording, processing, summarizing and reporting consolidated financial information required to be disclosed by us in the reports that we file or submit under the Exchange Act in a timely manner as well as accumulating and communicating such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe that until we have fully integrated our financial accounting function, we will continue to face such increased pressure which could lead to a future determination that our disclosure controls and procedures are not effective as of a future evaluation date. If we are unable to file our periodic reports with the Commission in a timely manner, we could receive an "e" on our trading symbol, which could result in our common stock being de-listed from the OTCBB. In the event that our common stock is de-listed from the OTCBB, it is likely that our common stock will have less liquidity than it has, and will trade at a lesser value than it does, on the OTCBB. In addition, investors who hold restricted shares of our common stock will be precluded from reselling their shares pursuant to Rule 144 of the Securities Act until such time as we were able to establish a history of current filings with the Commission.

OUR COMMON STOCK COULD AND HAS FLUCTUATED SIGNIFICANTLY, AND SHAREHOLDERS MAY BE UNABLE TO RESELL THEIR SHARES AT A PROFIT.

     The price of our common stock has fluctuated substantially since it began trading. The trading prices for small capitalization companies like ours often fluctuate significantly. Market prices and trading volume for stocks of these types of companies including ours have also been volatile. The market price of our common stock is likely to continue to be highly volatile. If revenue or earnings are less than expected for any quarter, the market price of our common stock could significantly decline, whether or not there is a decline in our consolidated revenue or earnings that are reflective of long-term problems with our business. Other factors such as our issued and outstanding common stock becoming eligible for sale under Rule 144, terms of any equity and/or debt financing, and market conditions could have a significant impact on the future price of our common stock and could have a depressive effect on the then market price of our common stock.

RE-PRICING WARRANTS AND ISSUING ADDITIONAL WARRANTS MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     In the past, to obtain additional financing, we have modified the terms of our warrant agreements to lower the exercise price per share to $.001 from $5.00 with respect to warrants to purchase 100,000 shares of our common stock and $2.96 with respect to warrants to purchase 1,350,000 shares of our common stock. We are currently in need of additional financing and may be required to lower the exercise price of other warrants. We may issue additional warrants in connection with future financing arrangements. Re-pricing of our warrant agreements and any issuance of additional warrants may cause substantial dilution to our existing shareholders.

THERE MAY NOT BE AN ACTIVE OR LIQUID TRADING MARKET FOR OUR COMMON STOCK, WHICH MAY LIMIT INVESTORS' ABILITY TO RESELL THEIR SHARES.

     An active and liquid trading market for our common stock may not develop or, if developed, such a market may not be sustained. In addition, we cannot predict the price at which our common stock will trade. If there is not an active or liquid trading market for our common stock, investors in our common stock may have limited ability of to resell their shares.

WE HAVE AND MAY CONTINUE TO ISSUE PREFERRED STOCK THAT HAS RIGHTS AND PREFERENCES OVER OUR COMMON STOCK.

     Our Articles of Incorporation, as amended, authorize our Board of Directors to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors or the majority of the preferred stockholders. Accordingly, the Board of Directors may, without approval from the shareholders of common stock, issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of common stock. The preferred stock can be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in ownership and management of the Company that shareholders might not consider to be in their best interests. We have issued various series of preferred stock, which have rights and preferences over our common stock including, but not limited to, cumulative dividends and preferences upon liquidation or dissolution.

WE  DO  NOT  EXPECT  TO  PAY  DIVIDENDS  FOR  THE  FORESEEABLE  FUTURE.

     We have not declared or paid dividends on our common stock in the last two fiscal years. We do not anticipate paying dividends on our common in the foreseeable future. Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by us is subject to the discretion of our board of directors. Accordingly, dividends may not ever be paid on our common stock. We intend to reinvest in our business operations any funds that could be used to pay dividends. Our common stock is junior in priority to our preferred stock with respect to dividends. Cumulative dividends on our issued and outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series E Preferred (as the same may be amended from time to time) accrue at a rate of $1.20, $12.00, $4.00, and $4.00, respectively, per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. We have authorized Series F Preferred Stock with cumulative dividends that accrue at a rate of $1.00 per share per annum and are also payable in preference and priority to any payment of any cash dividend on our common stock. Dividends on our preferred stock accrue from the date on which we agree to issue such preferred shares and thereafter from day to day whether or not earned or declared and whether or not there exists profits, surplus or other funds legally available for the payment of dividends. We have never paid any cash dividends on our preferred stock.

BECAUSE OF THE SIGNIFICANT NUMBER OF SHARES OWNED BY OUR DIRECTORS, OFFICERS AND PRINCIPAL SHAREHOLDERS, OTHER SHAREHOLDERS MAY NOT BE ABLE TO SIGNIFICANTLY INFLUENCE OUR MANAGEMENT.

     Our directors, officers, and principal shareholders beneficially own a substantial portion of our outstanding common and preferred stock. Malcolm J. Wright, who serves as our President, Chief Executive Officer and Chief Financial Officer and as a Director, and Roger Maddock, one of our majority shareholders, have a mutual understanding pursuant to which each of them vote their shares with the other. As a result, these persons control our affairs and management, as well as all matters requiring shareholder approval, including the election and removal of members of the Board of Directors, transactions with directors, officers or affiliated entities, the sale or merger of the Company or substantially all of our assets, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in our ownership or management, even when a change would be in the best interest of other shareholders.

ITEM  3.     CONTROLS  AND  PROCEDURES.

     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective. However, because we have not fully integrated our financial accounting function, we face increased pressure related to recording, processing, summarizing and reporting consolidated financial information required to be disclosed by us in the reports that we file or submit under the Exchange Act in a timely manner as well as accumulating and communicating such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We are in the process of integrating the information technology, finance, financial accounting and account management functions departments of Hickory and TraveLeaders. We believe that until we have fully integrated the financial accounting function of Hickory, our other subsidiaries and TraveLeaders, we will continue to face such increased pressure regarding the timeliness of our filings as specified in the Commission's rules and forms which could lead to a future determination that our disclosure controls and procedures are not effective as of a future evaluation date.

Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     We are a defendant in an action that was filed in Orange County, Florida. In June, 2001, Rock Investment Trust, P.L.C., a British limited liability company, and RIT, LLC, a related Florida limited liability company, filed suit against Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and SunGate Resort Villas, Inc., seeking either the return of an alleged $500,000 investment or an ownership interest in one or more of the defendant entities equivalent to the alleged investment amount. This lawsuit involves allegations of fraud against Malcolm J. Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer. The defendants have denied all claims and have counterclaimed against Rock Investment Trust and its principal, Roger Smee seeking damages in excess of $10 million. The litigation is in the discovery phase and is not currently set for trial. While many depositions and other discovery of facts remain to be done, based on the status of the record developed thus far, our counsel believes that Rock Investment Trust's and RIT's claims are without merit and that the counterclaim will be successful, although damages are uncertain. This case has been inactive since February 2002, although opposing counsel did file discovery documents in the past year to keep the case from being dismissed for lack of prosecution.

     In March 2004, Manuel Sanchez and Luis Vanegas as plaintiffs filed a lawsuit against American Leisure Holdings, Inc. American Access Corporation, Hickory Travel Systems, Inc. Malcolm J. Wright and L. William Chiles, et al., seeking a claim for securities fraud, violation of Florida Securities and Investor Protection Act, breach of their employment contracts, and claims for fraudulent inducement. All defendants, including the Company, have denied all claims and have a counterclaim against Manuel Sanchez and Luis Vanegas for damages. The litigation commenced in March 2004 and will shortly enter the discovery phase and is not currently set for trial. The Company believes that Manuel Sanchez' and Luis Vanegas' claims are without merit and the claims are not material to the Company. The Company intends to vigorously defend the lawsuit.

     In February 2003, the Company and Malcolm J. Wright were joined in a lawsuit captioned as Howard C. Warren v. Travelbyus, Inc., William Kerby, David Doerge, DCM/Funding III, LLC, and Balis, Lewittes and Coleman, Inc. in the Circuit Court of Cook County, Illinois, Law Division, which purported to state a claim against us as a "joint venturer" with the primary defendants. The plaintiff alleged damages in an amount of $5,557,195.70. On November 4, 2004, the plaintiff moved to voluntarily dismiss its claim against us. Pursuant to an order granting the voluntary dismissal, the plaintiff has one (1) year from the date of entry of such order to seek to reinstate its claims.

     On March 30, 2004, the Company's President, Malcolm Wright, was individually named as a third-party defendant in the Circuit Court of Cook County, Illinois, Chancery Division, under the caption: Cahnman v. Travelbyus, et al. On July 23, 2004, the primary plaintiffs filed a motion to amend their complaint to add direct claims against our subsidiary, American Leisure as well as Mr. Wright. On August 4, 2004, the plaintiffs withdrew that motion and have not asserted or threatened any direct claims against American Leisure, Mr. Wright or the Company.

     In early May 2004, AWT, from which we purchased substantially all of its assets, filed a lawsuit with the clerk of the Miami-Dade Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. We were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought a retaliatory suit against AWT and the Company in a lawsuit styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that AWT has breached the contracts and also that we and AWT's Chief Executive Officer were complicit with certain officers and directors of AWT in securing ownership of certain assets for us that were alleged to have been a business opportunity for AWT. This lawsuit involves allegations of fraud against Malcolm J. Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by AWT. In a related matter, the attorneys for Seamless brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against the Company includes monetary damages and litigation costs. All three suits have been brought to the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the "Seamless Suit"). We have retained legal counsel regarding these matters. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us.

     On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and AWT in the Circuit Court Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of AWT and former owners of the assets of TraveLeaders. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by AWT in connection with their sale of 88% of the common stock of AWT; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of AWT that they further allege they never received. The plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorney's fees. The plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of AWT and seeking $450,000 plus interest, costs and reasonable attorney's fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of AWT and seeking unspecified amounts. The Company intends to vigorously defend the lawsuit.

     In the ordinary course of its business, we may from time to time become subject to routine litigation or administrative proceedings, which are incidental to our business.

     The Company is not aware of any proceeding to which any of its directors, officers, affiliates or security holders are a party adverse to the Company or have a material interest adverse to the Company.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

RELATED  PARTY  TRANSACTIONS

     We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the services from third parties. All ongoing and future transactions with such persons, including any loans or compensation from such persons, will be approved by a majority of disinterested members of the Board of Directors.

     We accrue $500,000 per year as salary payable to Malcolm J. Wright, our Chief Executive Officer. Prior to 2004, we accrued $250,000 per year as salary payable to Mr. Wright. We accrue interest at a rate of 12% compounded annually on the salary owed to Mr. Wright. As of March 31, 2005, the aggregate amount of salary payable and accrued interest owed to Mr. Wright was $1,390,110. We also accrue $100,000 per year as salary payable to L. William Chiles, a director of the Company and the President of Hickory, for his services, and interest at a rate of 12% compounded annually beginning in 2005. As of March 31, 2005, the aggregate amount of salary payable and accrued interest owed to Mr. Chiles was $128,000.

     We pay or accrue directors' fees to each of our directors in an amount of $18,000 per year for their services as directors. During the three months ended March 31, 2005, we accrued directors' fees for four directors; however, Gillian Wright resigned as a director on February 1, 2005. As of March 31, 2005, we had accrued an aggregate amount of directors' fees of $132,000.

     We entered into an agreement with Mr. Wright and Mr. Chiles whereby we agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of the Company's indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles make a personal guarantee for the Company's benefit in conjunction with any third-party financing, and Mr. Wright or Mr. Chiles elect to provide such guarantee, then Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to three per cent (3%) of the total original indebtedness and two per cent (2%) of any collateral posted as security. This fee is to be paid by the issuance of warrants to purchase our common stock at a fixed strike price of $1.02 per share, when the debt is incurred. Mr. Wright personally guaranteed $6,000,000 that we received from Stanford pursuant to a convertible promissory note. In addition, Mr. Wright pledged to Stanford 845,733 shares of our common stock held by Mr. Wright. Mr. Chiles had personally guaranteed $2,000,000 of the $6,000,000 received from Stanford and pledged to Stanford 850,000 shares of our common stock held by Mr. Chiles. Mr. Wright and Mr. Chiles have each also given a personal guarantee regarding a loan in the principal amount of $6,000,000 that was made to TDSR by Grand Bank & Trust of Florida. In March 2004, we authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $2.96 per share, which was subsequently reduced to $1.02 per share of common stock in March 2004 to place them on par with warrants that we issued to Stanford for additional financing. We are under a continued obligation to issue warrants at $1.02 to Messrs. Wright and Chiles for guarantees that they may be required to give on our behalf going forward.

     The Company has generally agreed to
provide the executive officers of each of its subsidiaries an aggregate bonus of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as executive officers. Pursuant to this general agreement, Malcolm J. Wright is entitled to receive 19% of the pre-tax profits of Leisureshare International Ltd, Leisureshare International Espanola SA, American Leisure
Homes, Inc., Advantage Professional Management Group, Inc., Tierra Del Sol Resort, Inc., and American Leisure Hospitality Group, Inc. L. William Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment over the life of his contract of $2,700,000. As Mr. Chiles' bonus is limited, it is not subject to the buy-out by the Company (discussed below) as it will cease as soon as the $2,700,000 amount has been paid to him. The executive officers of the Company's other subsidiaries are entitled to share a bonus of up to 19% of the pre-tax profits of the subsidiary in which they serve as executive officers. The Company has the right, but not the obligation to buy-out all of the above agreements after a period of five years by issuing such number of shares of its common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third (1/3) of the P/E Ratio of the Company's common stock at the time of the buyout divided by the greater of the market price of the Company's common stock or $5.00. We are in the process of finalizing the bonus agreements. We have not paid or accrued any bonus as of the filing of this report.

     Malcolm J. Wright is the President and 81% majority shareholder of American Leisure Real Estate Group, Inc. ("ALRG"). On November 3, 2003 TDSR, entered into an exclusive development agreement with ALRG to provide development services for the development of the Sonesta Orlando Resort. Pursuant to this development agreement, ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. As of March 31, 2005, ALRG had administered operations and paid bills in the amount of $5,639,975 and received a fee of 4% (or approximately $225,599) under the development agreement.

     Malcolm J. Wright and members of his family are the majority shareholders of Xpress Ltd. ("Xpress"). On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units in the Sonesta Orlando Resort being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR plus a marketing fee of 1.5%. Pursuant to the terms of the agreement, 1.5% of the sales fee is payable upon entering into a sales contract for a unit in the Sonesta Orlando Resort and the remaining 1.5% is due upon closing the sale. During the period since the contract was entered into and ended March 31, 2005, the total sales made by Xpress amounted to approximately $215,730,333. As a result of the sales, TDSR is currently obligated to pay Xpress a sales fee of approximately $3,235,955 and a marketing fee of $3,235,955. TDSR will be obligated to pay Xpress the remaining sales fee upon closing the sales of the units. As of March 31, 2005, the Company has paid Xpress $3,505,748 of cash, issued Xpress 120,000 shares of Series A Preferred Stock valued at $1,200,000, and transferred to Xpress a 1913 Benz automobile valued at $500,000. In February 2004, Malcolm J. Wright, individually and on behalf of Xpress, and Roger Maddock, individually and on behalf of Arvimex, Inc. ("Arvimex"), entered into contracts with TDSR to purchase an aggregate of 32 town homes for $8,925,120. Mr. Wright and Mr. Maddock paid an aggregate deposit of $892,512 and gave a 10% discount in lieu of brokerage commission. Roger Maddock is directly (and indirectly through Arvimex) the beneficial owner of more than 5% of our common stock.

     We granted warrants to each of Malcolm J. Wright and L. William Chiles for their services as directors to purchase 150,000 shares (or an aggregate of 300,000 shares) of our common stock at an exercise price of $1.02 per share. The warrants vested immediately with respect to the purchase of 50,000 shares by each of them and will vest with respect to the purchase of 100,000 shares by each of them in equal amounts on the next two anniversary dates of each of their terms as a director. We are in the process of finalizing the documentation regarding these warrants.

M J Wright Productions, Inc., of which Mr. Wright is the President, owns our Internet domain names.

     Mr. Wright and we have agreed to terms in principle of an employment agreement pursuant to which Mr. Wright will serve as our President, Chief Executive Officer and Chief Financial Officer. Mr. Wright and we have agreed to terms in principle of an indemnification agreement pursuant to which we will indemnify Mr. Wright. We will provide the terms of a definitive employment agreement and an indemnification agreement when such agreements are finalized.

     In March 2005, we closed on the sale of 13.5 acres of commercial property in Davenport, Polk County, Florida at the corner of U.S. Hwy. 27 and Sand Mine Road. The property was sold for $4,020,000 and the net proceeds were used to pay $1,648,317 of notes payable to related parties.

     Thomas Cornish, a director nominee, is the President of the Seitlin Insurance Company. The Board has authorized Seitlin to place a competitive bid to provide insurance for the Sonesta Orlando Resort. During 2004 and 2005, Mr. Cornish provided consulting services to the Company in consideration for $1,500 and $3,000, respectively. David Levine, a director nominee, provided consulting services to the Company during 2004 and 2005 in consideration for $3,000 and $1,500, respectively. Carlos Fernandez is also a director nominee. We authorized warrants to each of Thomas Cornish, Carlos Fernandez and David Levine to purchase 150,000 shares (or an aggregate of 450,000 shares) of our common stock at an exercise price of $1.02 per share in anticipation of them joining the Board. The warrants vested immediately with respect to the purchase of 50,000 shares by each of them and will vest with respect to the purchase of 100,000 shares by each of them in equal amounts on the next two anniversary dates after they join our Board.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBIT  NO.     DESCRIPTION  OF  EXHIBIT
------------     ------------------------

2.1  (1)       Stock  Purchase  Agreement
3.1  (2)       Articles  of  Incorporation
3.2  (3)       Amended  and  Restated  Bylaws
3.3  (3)       Amended  and  Restated  Articles  of Incorporation filed July 24,
               2002
3.4  (3)       Certificate  of  Amendment  of  Amended  and Restated Articles of
               Incorporation  filed  July  24,  2002
4.1  (3)       Certificate  of  Designation  of  Series  A Convertible Preferred
               Stock
4.2  (5)       Certificate  of  Designation  of  Series  B Convertible Preferred
               Stock
4.3  (5)       Certificate  of  Designation  of  Series  C Convertible Preferred
               Stock
4.4  (10)      Amended  and  Restated  Certificate  of  Designation  of Series C
               Convertible  Preferred  Stock
4.5*           Corrected  Certificate  of  Designation  of  Series E Convertible
               Preferred  Stock,  which  replaces  the  Form  of  Certificate of
               Designation  of  Series  E  Convertible Preferred Stock, filed as
               Exhibit  1  to  the  Registrant's  Form  8-K  on  April  12, 2004
4.6  (18)      Certificate  of  Designation  of  Series  F Convertible Preferred
               Stock,  which  replaces the Form of Certificate of Designation of
               Series F Convertible Preferred Stock, filed as Exhibit 3.1 to the
               Registrant's  Form  8-K  on  January  6,  2005
10.1  (3)      Stock  Option  Agreement with L. William Chiles Regarding Hickory
               Travel  Systems,  Inc.
10.2  (5)      Securities  Purchase  Agreement  with  Stanford  Venture  Capital
               Holdings,  Inc.  ("Stanford")  dated  January  29,  2003

10.3  (5)      Registration  Rights  Agreement  with  Stanford dated January 29,
               2003
10.4  (5)      Securities Purchase Agreement with Charles Ganz dated January 29,
               2003
10.5  (5)      Asset Sale  Agreement  with  Charles  Ganz dated January 29, 2003
10.6  (5)      Registration Rights Agreement with Charles Ganz dated January 29,
               2003
10.7  (5)      Securities Purchase  Agreement with Ted Gershon dated January 29,
               2003
10.8  (5)      Asset Sale  Agreement  with  Ted  Gershon  dated January 29, 2003
10.9  (5)      Registration Rights  Agreement with Ted Gershon dated January 29,
               2003
10.10 (6)      Confirmation  of  Effective  Date  and Closing Date of $6,000,000
               Line  of  Credit
10.11  (6)     Credit  Agreement  with  Stanford  for  $6,000,000 Line of Credit
10.12  (6)     First  Amendment to Credit Agreement with Stanford for $6,000,000
               Line  of  Credit
10.13  (6)     Mortgage  Modification  and  Restatement Agreement between Tierra
               Del Sol Resort Inc., formerly Sunstone Golf Resort, Inc. ("TDSR")
               and  Stanford  dated  December  18,  2003
10.14  (6)     Registration  Rights  Agreement  with Stanford dated December 18,
               2003
10.15  (6)     Florida  Mortgage  and Security Agreement securing the $6,000,000
               Line  of  Credit
10.16  (6)     Second  Florida  Mortgage  and  Security  Agreement  securing the
               $6,000,000  Line  of  Credit
10.17  (6)     Security  Agreement  by  Caribbean  Leisure Marketing Limited and
               American Leisure Marketing and Technology Inc. dated December 18,
               2003,  securing  the  $6,000,000  Line  of  Credit
10.18  (6)     Warrants  issued to Daniel T. Bogar to purchase 168,750 shares at
               $2.96  per  share
10.19  (7)     Warrants  issued to Arvimex, Inc. ("Arvimex") to purchase 120,000 shares  at  $0.001  per  share
10.20  (7)     Warrant  Purchase  Agreement  with  Stanford  to purchase 600,000 shares  at  $0.001  per  share  and 1,350,000 shares at $2.96 per share
10.21 (7)      Warrants  issued  to  Arvimex to purchase 270,000 shares at $2.96 per  share
10.22  (10)    Credit  Agreement  with  Stanford for $1,000,000 Credit  Facility
10.23  (10)    Credit  Agreement  with  Stanford for $3,000,000 Credit  Facility
10.24  (10)    Instrument  of Warrant Repricing to purchase 1,350,000 shares  at
               $0.001  per  share
10.25  (10)    Warrant  Purchase  Agreement  with  Stanford to purchase  500,000 shares  at  $5.00  per  share
10.26  (10)    Registration  Rights Agreement with Stanford  dated June 17, 2004
10.27  (9)     Agreement  and  First  Amendment to Agreement to Purchase Galileo
               Notes  with  GCD  Acquisition Corp. ("GCD"), dated March 19, 2004 and  March  29,  2004,  respectively
10.28  (9)     Assignment  Agreement  for  Security  for  Galileo  Notes
10.29  (18)    Bridge  Loan  Note  for  $6,000,000  issued  by  Around The World
               Travel,  Inc.  ("AWT")  in  favor  of  Galileo International, LLC
               ("Galileo")  and  acquired  by  the  Registrant
10.30  (18)    Third  Amended  and Restated Acquisition Loan Note for $6,000,000
               issued  by AWT in favor of Galileo and acquired by the Registrant
10.31  (18)    Amended  and  Restated Initial Loan Note for $7,200,000 issued by
               AWT  in  favor  of  Galileo  and  acquired  by  the  Registrant
10.32  (18)    Promissory  Note  for  $5,000,000  issued  by AWT in favor of CNG
               Hotels,  Ltd.  and  assumed  by  the  Registrant
10.33  (18)    Promissory Note for $2,515,000 issued by TDSR in favor of Arvimex and  Allonge  dated  January  31,  2000
10.34 (18)     Registration Rights Agreement with Arvimex dated January 23, 2004
10.35  (13)    Development  Agreement  between  TDSR  and American Leisure  Real
               Estate  Group,  Inc.
10.36  (14)    Exclusive  Sales and Marketing Agreement  between TDSR and Xpress
               Ltd.
10.37  (15)    Asset  Purchase  Agreement  with  AWT  for  TraveLeaders
10.38  (16)    Operating  Agreement  between American Leisure Hospitality Group,
               Inc.  and  Sonesta  Orlando,  Inc.,  dated  January  29,  2005
10.39  (17)    Second  Re-Instatement  and  Second  Amendment  to  Contract  of
               Advantage  Professional  Management  Group, Inc. ("Advantage") to
               sale unimproved land in Davenport, Florida to Thirteen Davenport,
               LLC
10.40  (17)    Purchase  Agreement  between  Advantage  and Paradise Development
               Group,  Inc.  ("Paradise")  to  sale  part  of unimproved land in
               Davenport,  Florida
10.41  (17)    First  Amendment  to  Purchase  Agreement  between  Advantage and
               Paradise  to  sale  part of unimproved land in Davenport, Florida

10.42  (17)    Assignment  of  Purchase  Agreement,  as  amended,  to  Thirteen
               Davenport,  LLC  to  sale  part  of unimproved land in Davenport,
               Florida
10.43*         Note  and  Mortgage  Modification  Agreement  dated May 12, 2005, regarding  a  Promissory  Note in the original amount of $985,000 dated  January  31,  2000,  issued  by  TDSR  in  favor of Raster
               Investments,  Inc. (the "Raster Note") and a Mortgage in favor of
               Raster  Investments,  Inc.
10.44*         First  Amendment  to  Asset  Purchase  Agreement  with  AWT  for
               TraveLeaders  dated  March  31,  2005
16.1  (3)      Letter  from  J.S.  Osborn,  P.C.  dated  August  1,  2002
16.2  (4)      Letter  from  J.S.  Osborn,  P.C.  dated  May  22,  2003
16.3  (11)     Letter  from  J.S.  Osborn,  P.C.  dated  August  17,  2004
16.4  (11)     Letter  from  Charles  Smith
16.5  (11)     Letter  from  Marc  Lumer  &  Company
16.6  (11)     Letter  from  Byrd  &  Gantt,  CPA's,  P.A.
16.7  (12)     Letter  from  Malone  &  Bailey,  PLLC
16.8  (19)     Letter  from  Bateman  &  Co.,  Inc.,  P.C.
21  (18)       Subsidiaries  of  American  Leisure  Holdings,  Inc.
31*            Certification  by  Chief  Executive  Officer  and Chief Financial
               Officer  pursuant  to 15 U.S.C. Section 7241, as adopted pursuant to  Section  302  of  the  Sarbanes-Oxley  Act  of  2002
32*            Certification  by  Chief  Executive  Officer  and Chief Financial
               Officer  pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002
99.1 (6)       Personal  Guarantee  by  Malcolm  J.  Wright  guaranteeing  the
               $6,000,000  Line  of  Credit
99.2  (10)     Letter  to  the  Shareholders  of  Around  The World Travel, Inc.

*    Filed  herein.
(1) Filed as Exhibit 2.1 to the Registrant's Form 8-K on June 28, 2002, and incorporated herein by reference.
(2) Filed as Exhibit 3.1 to the Registrant's Form SB-1 on October 20, 2000, and incorporated herein by reference.
(3) Filed as Exhibits 3.4, 3.1, 3.2, 3.3, 10.2, and 16.1, respectively, to the Registrant's Form 10-QSB on August 19, 2002, and incorporated herein by reference.
(4) Filed as Exhibit 16.1 to the Registrant's Form 8-K on May 23, 2003, and incorporated herein by reference.
(5)  Filed as Exhibits 99.2, 99.1, 99.3, 99.5, 99.6, 99.7, 99.8, 99.9, 99.10 and
     99.11, respectively, to the Registrant's Form 10-KSB on May 23, 2003, and incorporated herein by reference.
(6)  Filed  as  Exhibits  99.1, 99.2, 99.3, 99.4, 99.7, 99.8, 99.9, 99.10, 99.11
     and 99.5, respectively, to the Registrant's Form 8-K on April 1, 2004, and incorporated herein by reference.
(7) Filed as Exhibits 99.11, 99.12 and 99.13, respectively, to the Registrant's Form 10-QSB on May 25, 2004, and incorporated herein by reference.
(8) Filed as Exhibit 99.1 to the Registrant's Form 10-KSB on May 21, 2004, and incorporated herein by reference.
(9) Filed as Exhibits 99.1 and 99.2, respectively, to the Registrant's Form 8-K on April 6, 2004, and incorporated herein by reference.
(10) Filed as Exhibits 3.1, 10.1, 10.2, 10.3, 10.4, 10.5 and 99.2, respectively, to the Registrant's Forms 8-K/A filed on August 6, 2004, and incorporated herein by reference.

(11) Filed as Exhibits 16.2, 16.3, 16.4 and 16.5, respectively, to the Registrant's Forms 8-K/A filed on August 18, 2004, and incorporated herein by reference.
(12) Filed as Exhibit 16.1 to the Registrant's Form 8-K on August 18, 2004, and incorporated herein by reference.
(13) Filed as Exhibit 10.6 to the Registrant's Form 10-QSB on August 20, 2004, and incorporated herein by reference.
(14) Filed  as  Exhibit  10.6  to  the Registrant's Form 10-QSB/A on December 8,
     2004,  and  incorporated  herein  by  reference.
(15) Filed as Exhibit 10.1 to the Registrant's Form 8-K on January 6, 2005, and incorporated herein by reference.
(16) Filed as Exhibit 10.1 to the Registrant's Form 8-K on February 2, 2005, and incorporated herein by reference.
(17) Filed  as  Exhibits  10.1,  10.2,  10.3  and  10.4,  respectively,  to  the
     Registrant's Form 8-K on March 14, 2005, and incorporated herein by reference.
(18) Filed  as  Exhibits  4.6,  10.29,  10.30,  10.31,  10.32, 10.33, and 10.34,
     respectively, to the Registrant's Form 10-KSB on March 31, 2005, and incorporated herein by reference.
(19) Filed as Exhibit 16.2 to the Registrant's Form 8-K on March 28, 2005, and incorporated herein by reference.

REPORTS  ON  FORM  8-K

     We filed the following seven (7) reports on Form 8-K with the Commission during the quarter for which this report is filed:

(1) Report of Form 8-K filed on January 6, 2005, to report the acquisition of TraveLeaders and the authorization of 150,000 shares of Series F Preferred Stock.
(2) Report of Form 8-K filed on January 13, 2005, to report the material terms of our agreement with Stanford for $1.25 million of additional financing and the creation of a direct financial obligation therewith.
(3) Report of Form 8-K/A filed on January 13, 2005, to correct the disclosure under the section entitled "Item 1.01 Entry Into A Material Definitive
     Agreement" of the Form 8-K filed with the Commission on January 6, 2005, and listed in (1), above. We are not assuming any liabilities in connection with litigation matters of Around The World Travel, Inc., including, but not limited to lawsuits against Around The World Travel, Inc. filed by Seamless Technologies, Inc. or Peter Hairston.
(4) Report of Form 8-K filed on February 2, 2005, to report the material terms of an operating agreement and related agreements with Sonesta which delegates to Sonesta substantially all of the hospitality responsibilities within the management of the Sonesta Orlando Resort, which we plan to construct.
(5) Report of Form 8-K filed on February 15, 2005, to report the resignation of a Director, and the nomination of new Directors to fill vacancies created by such resignation and an increase in the number of directors from four
     (4)  to  nine  (9).
(6) Report of Form 8-K filed on March 14, 2005, to report the material terms of a sale of approximately 13.67 acres of unimproved land located in Davenport, Florida.
(7) Report of Form 8-K filed on March 28, 2005, to report a change in accountants that was effective August 25, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN  LEISURE  HOLDINGS,  INC.

                            By:     /s/  Malcolm  J.  Wright
                            Name:   Malcolm  J.  Wright
                            Title:  Chief  Executive  Officer  and
                                    Chief  Financial  Officer
                            Date:   May  23,  2005