Form 10KSB/A
period 2004-12-31
AMERICAN LEISURE HOLDINGS INC
filed 2005-07-22
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                              For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from      to
                                                             ----    ----
                              Commission file number 333-48312

                         AMERICAN LEISURE HOLDINGS, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                      75-2877111
     ----------------------                 ----------------------------------
    (State of organization)                (I.R.S. Employer Identification No.)


Park 80 Plaza East, Saddle Brook, NJ                       07663
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (800) 546-9676 ext. 2076

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

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of July 6, 2005, was approximately $5,860,137.

At July 6, 2005, there were 10,137,974 shares of the Issuer's common stock outstanding.

                                TABLE OF CONTENTS


ITEM 1.     DESCRIPTION OF BUSINESS                                           3

ITEM 2.     DESCRIPTION OF PROPERTY                                          10

ITEM 3.     LEGAL PROCEEDINGS                                                10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         12

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        16

ITEM 7.     FINANCIAL STATEMENTS                                             33

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.                                        58

ITEM 8A.    CONTROLS AND PROCEDURES.                                         59

ITEM 8B.    OTHER INFORMATION.                                               60

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.               60

ITEM 10.    EXECUTIVE COMPENSATION.                                          62

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS.                                 64

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   66

ITEM 13.    EXHIBITS                                                         68

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                          71

SIGNATURES                                                                   72

The registrant has restated the financial statements for the fiscal years ended December 31, 2004 and 2003 to include the accrual of cumulative dividends on various series of its preferred stock. This amended Form 10-KSB includes these restated financial statements and revisions to the related disclosure in "Item
6. Management's Discussion and Analysis or Plan of Operation" including the disclosure under the heading "Risk Factors." The financial information and related disclosure is current through December 31, 2004, unless otherwise stated. This report also includes other revised disclosure under each of the other items, which is current through the filing of this report, unless otherwise stated. Investors should read this report in its entirety along with our amended Form 10-QSB for the quarterly period ended March 31, 2005, which we are filing simultaneously with this filing.

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

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     American Leisure Holdings, Inc. is in the process of developing a large, multi-national travel services, travel management and travel distribution organization. We have established a Travel Division, a Resort Development Division and a Communications Division. Through our subsidiaries, we manage and distribute travel services, and develop, construct and will manage vacation home ownership and travel destination resorts and properties , develop and operate affinity-based travel clubs and own a call center in Antigua-Barbuda. Our businesses are intended to complement each other and create cross-marketing opportunities within our business. We intend to take advantage of the synergies between the distribution of travel services and the development, marketing, sale and management of vacation home ownership and travel destination properties.

     On October 1, 2003, we acquired a 51% majority interest in Hickory Travel Systems, Inc. as the first building block of our Travel Division. Hickory is a travel management service organization that serves its network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agents worldwide that focus primarily on corporate travel. We intend to complement our other businesses through the use of Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange. We view the members of Hickory as a resource for future acquisitions of viable travel agencies as we intend to continue to add well-positioned travel agencies to our Travel Division.

     In December 2004, Caribbean Leisure Marketing, Ltd., a segment of our company that is focused on telecommunications, entered into a joint venture with IMA Antigua, Ltd. to operate a call center in Antigua that Caribbean Leisure Marketing owns. The joint venture is operated through Caribbean Media Group, Ltd., an International Business Corporation formed under the laws of Barbados. We own 39.69% of the joint venture company that is currently operating the call center.

     On December 31, 2004, American Leisure Equities Corporation, one of our wholly owned subsidiaries, acquired substantially all of the assets of Around The World Travel, Inc. which included all of the tangible and intangible assets necessary to operate the business including the business name "TraveLeaders". We engaged Around The World Travel to manage the assets and granted Around The World Travel a license to use the name "TraveLeaders" in doing so. TraveLeaders is a fully integrated travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services in both traditional and e-commerce platforms including corporate travel management, leisure sales, and meeting, special event and incentive planning. TraveLeaders is based in Coral Gables, Florida.

     We were incorporated in Nevada in June 2000 as Freewillpc.com, Inc., and until June 2002, operated as a web-based retailer of built-to-order personal computers and brand name related peripherals, software, accessories and networking products. In June 2002, we acquired American Leisure Corporation in a reverse merger (discussed below). We re-designed and structured our business to own, control and direct a series of companies in the travel and tourism industries so that we can achieve vertical and horizontal integration in the sourcing and delivery of corporate and vacation travel services.

     On June 14, 2002, we entered into a stock purchase agreement with the former stockholders of American Leisure Corporation pursuant to which we issued to the former stockholders of American Leisure Corporation 4,893,974 shares of our common stock and 880,000 shares of our Series A preferred stock having 10 votes per share. As part of this transaction, Vyrtex Limited, a UK company, which owned 3,830,000 shares of our common stock, surrendered 3,791,700 of the 3,830,000 shares owned by them. The transaction was treated as a reverse merger and a re-capitalization of American Leisure Corporation, which was considered the accounting acquirer. The operations of Freewillpc.com prior to the transaction were not carried over and were adjusted to $0. On July 9, 2002, we changed our name to American Leisure Holdings, Inc.

     Except as expressly indicated or unless the context otherwise requires, "we," "our," or "us" means American Leisure Holdings, Inc. and its subsidiaries.

BUSINESS INTEGRATION

     We are on a mission to develop a large, multi-national travel services, travel management and travel distribution organization. We are in the process of integrating the administrative operations of Hickory and TraveLeaders to distribute, fulfill and manage our travel services.

     Our business model for support between our divisions is to use the travel distribution, fulfillment and management services of the combined resources of Hickory and TraveLeaders to provide consumer bookings at our planned resorts, to rent vacation homes that we plan to manage at these resorts, and to fulfill the travel service needs of our affinity-based travel clubs. We intend to complement our other businesses through the use of Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange. TraveLeaders is a fully integrated travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services in both traditional and e-commerce platforms including corporate travel management, leisure sales, and meeting, special event and incentive planning. TraveLeaders currently fulfills travel orders produced by our affinity travel clubs. We plan to develop, on average, a new club every two months for the next eighteen months.

TRAVEL SERVICES

Travel Services Industry Overview
---------------------------------

     The travel services industry is made up of two broad categories, corporate business travel and individual leisure travel. According to preliminary estimates by the Travel Industry Association of America, Americans spent over $500 billion on domestic travel in 2004. TraveLeaders does the majority of their business in the corporate travel management category, while Hickory provides services to a variety of agencies that focus on business travel.

     Corporate travel management became prevalent largely as a result of the deregulation of the airline industry in 1978. Complex pricing strategies and airline rules and the elimination of previously available commission arrangements created an opportunity for travel management companies to assist corporate clients in optimizing the value of their travel expenditures.

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

Our Travel Services
-------------------

     We manage and distribute travel services through Hickory, our subsidiary, and have contracted with Around the World Travel to manage TraveLeaders, a fully integrated travel services distribution business based in Coral Gables, Florida. We acquired Hickory in October 2003. On December 31, 2004, we acquired substantially all of the assets of Around the World Travel, which included all of the tangible and intangible assets necessary to operate TraveLeaders.

     TraveLeaders
     ------------

     We provide our clients with a comprehensive range of business and vacation travel services, including corporate travel management (including reservations, profiled service levels, financial and statistical reporting and supplier negotiations), leisure sales (including sales to individuals and to travel and vacation clubs), and meeting, special event and incentive planning. We provide integrated solutions for managing corporate travel on a worldwide scale. We also offer corporate travel services on a local and regional level. Our corporate travel services provide our clients with a complete suite of travel services that range from completely 'agent free' Internet booking tools to specialized expert travel agent guidance. Our private label websites provide our corporate clients with an exclusive portal for corporate and leisure travel planning and booking. Our corporate-clients range in size from companies with as few as two to three travelers to companies with several hundred travelers or more. We develop corporate travel policies, manage corporate travel programs and design and develop information systems tailored for our clients. The benefits derived by our clients typically increase proportionately with the amount of spending, in that we can obtain direct benefits for the clients by negotiating favored terms with suppliers and provide the client with better management information regarding their spending patterns through active, involved account management and customized reporting capabilities.

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

     Hickory Travel Systems, Inc.
     ----------------------------

     Hickory is a travel management service organization that serves its network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agency locations worldwide, that focus primarily on corporate travel. We intend to utilize Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange.

     American Travel & Marketing Group
     ---------------------------------

     American Travel & Marketing Group, Inc., our subsidiary, develops and operates affinity-based travel clubs. Highly advantageous travel benefits are the key to distinguishing our affinity club creation and management from the older model of single purpose clubs. In addition to travel benefits, we actively promote cross-marketing strategies to engage non-traditional sponsors to provide significant benefits to the members that would otherwise not be available to them in a traditional affinity club. We utilize TraveLeaders to fulfill the travel service needs of these affinity-based clubs.

Distribution of Our Travel Services
-----------------------------------

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

     TraveLeaders has two large customer service operations in Coral Gables, Florida and Irvine, California with eight branch offices as follows:

     -    Florida - Ft. Lauderdale, Boca Raton, Orlando, Tampa
     -    Pennsylvania - Philadelphia, Lancaster
     -    Ohio - Cincinnati
     -    California - San Francisco

     These branch offices provide several corporate and vacation travel services to our clients. These offices are primarily used by small companies as well as vacation travelers seeking expertise in domestic and international destinations. In addition, TraveLeaders has three leisure travel offices in Largo, Florida, Mt. Laurel, New Jersey, and Sinking Springs, Pennsylvania.

     We operate approximately fourteen on-site offices located at corporate client premises, where we provide private label websites, customized trip planning, reservation and ticketing services to the employees of such corporate clients.

     Hickory operates a 24-hour call center that we plan to use to service our travel clients and provide travel marketing services.

     We also maintain an online reservation and booking website at www.traveleaders.com. This website permits both corporate and vacation clients to book airline flights, hotel reservations, car rental reservations, cruises and vacation specials. We currently operate over a dozen web sites dedicated to specific types of travel planning.

Competition in the Travel Industry
----------------------------------

     The travel services industry is highly competitive. We compete with a large number of other providers of corporate and vacation travel services. Some of our competitors include multi-national corporations that have significantly greater resources than we have. These significantly larger competitors continue to expand their size, which may give them access to new products and more competitive pricing than we can offer. We also compete with Internet travel service providers and directly with travel suppliers including, airlines, cruise companies, hotels and car rental companies. We are faced with increasing use of the Internet by both business and vacation travelers to purchase products and services directly from travel suppliers that could result in bypassing us and travel service providers similarly situated to us. To meet that competition, we have developed and will continue to develop business models to enable TraveLeaders to obtain a growing market share of the 'agent free' travel business. We also compete by bundling our products in competitively priced tour packages.

VACATION HOME AND TRAVEL RESORT OPERATIONS

     Our vacation home and travel resort operations will be conducted within three business segments. One will acquire tracts of real estate suitable for the development of vacation resort properties, which will be subdivided, improved and sold, typically on a retail basis as vacation home sales. The second operation is planned to develop, market and sell vacation ownership interests in our future resort properties primarily through vacation clubs. The third segment is the ongoing hospitality management of the resorts built by us. While our vacation home management programs will not be a condition of purchase at any of our resorts, the consumer may elect to employ our management subsidiary to handle all aspects of the care and economics of their vacation home, including but not limited to the supervision of the home in a rental arrangement.

Vacation Homes and Travel Resorts
---------------------------------

     We derive our expertise from our founding shareholders who have successfully developed real estate abroad. Our first vacation home resort in the United States will be developed through our subsidiary, Tierra Del Sol
Resort, Inc. We intend to develop additional high-quality vacation resort properties comprised of vacation homes and extensive resort amenities. We seek to acquire suitable land for this purpose in locations where the demand for vacation properties is strong throughout the year, including Florida and the Caribbean. We intend to create and promote our vacation and travel clubs to the general public to provide revenue for our vacation home and travel resort properties. In addition, we hope to derive additional revenues from vacation and travel club membership dues, conversion of travel club members to vacation club members, and travel commissions from the fulfillment of services by our Travel Division. We plan to develop our vacation resort properties to include qualified units so that the homeowners may include their homes in voluntary rental arrangements.

     We plan to provide qualifying vacation resort homeowners a comprehensive set of vacation rental and property management and rental services. The services will consist of marketing, reservations, guest services, basic resort services, maintenance, repair and cleaning, management of home owner and condo associations, record keeping and billing, and representation of homeowners' interests with transient guests.

     We have finished the planning stage for The Sonesta Orlando Resort at Tierra del Sol, a 972-unit vacation home resort to be located just outside of Orlando, Florida. On January 29, 2005, we entered into an operating agreement with a subsidiary of Sonesta International Hotels Corporation of Boston, Massachusetts, a nationally recognized luxury resort management company. We retained the primary management responsibility, but we delegated substantially all of the hospitality responsibilities within the management of the resort to Sonesta.

     We plan to construct The Sonesta Orlando Resort at Tierra del Sol in two phases. Phase I is scheduled to include 430 residential units, a 126,000 square foot clubhouse, and one of Central Florida's largest swimming and recreation complexes which includes a combination pool and lazy river swimming feature, an outdoor sports bar with food service, restroom facilities, showers, water slides, beach volleyball and extensive sundecks. Phase II is scheduled to include 542 residential units and additional amenities. The Phase II resort amenities contemplated include miniature golf, a flow rider water attraction, a wave pool, rapid river, and a children's multilevel interactive water park. Phase II clubhouse improvements will include the finishing, equipping and furnishing of banquet/meeting rooms, casual and fine dining restaurants, a full service spa, a sales center and an owners' club. We estimate that the cost to complete the construction of Phase I will be $156,500,000, of which $19,200,000 will be the cost of the horizontal construction, $24,900,000 will be for the clubhouse and resort amenities, $67,600,000 will be for vertical construction on 430 units and $44,800,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. We plan to have the first phase of horizontal construction cost of $19,200,000 funded by the Westridge Community Development District via the sale by the district of bonds issued on a non-recourse basis to the Company. The Westridge Community Development District was initially created by the Company and enabled by an order of the State District Court. The debt service on the bonds will be paid by all of the owners of real property within the district as an additional property tax assessment over thirty years as a quasi-public cost for the community benefit provided by the infra-structure and green spaces that the district will create and preserve. We are currently in the final stages of the negotiations with a national banking institution for the provision of a $96,600,000 conventional construction loan that we expect to close in the third quarter of 2005. We have also given the same banking institution the underwriting role in the sale of the bonds. We expect to close the first offering of the bonds in August 2005. In June 2005, we began the earth moving and clearing process on the land for the resort.

     In November 2003, we entered into an exclusive sales and marketing agreement with Xpress Ltd. to sell the vacation homes in The Sonesta Orlando Resort at Tierra del Sol. Malcolm J. Wright, one of our founders and directors and our Chief Executive Officer and Chief Financial Officer, and members of his family are the majority shareholders of Xpress. As of June 15, 2005, Xpress has pre-sold 720 vacation homes in a combination of contracts on town homes and reservations on condominiums for total sales volume of over $243 million.

     We are developing additional affinity clubs. Our launch schedule of clubs in development calls for an average of 9 new clubs in the next 18 months. We have developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. Typically, we identify a national retail entity and propose to create a club to be comprised of persons in their target demographic for the purpose of fostering loyalty to the entity's brands. The incentives for membership are a rich assortment of discounted travel opportunities that are tailored to the target demographic as well as a significant array of special membership benefits that are provided by sponsors of nationally known products and services. We derive revenues from membership dues, sponsorship premiums and travel commissions. In addition to revenue generation, we will also provide traffic to our vacation home and resort properties. We believe that we will generate increased travel business through the creation of additional clubs comprised of affinity-based travelers. We believe that we are poised to secure a strong market share of the affinity-travel marketing segment. we are the proprietor and manager of the clubs that it creates. As such, we anticipate that we will generate substantial revenue from annual membership fees and commissions earned on the sale of travel services once our infrastructure has been finalized to enable our other businesses to communicate and sell to the affinity-based club databases we operate. We expect to derive revenue from sales opportunities to Hickory's corporate clients, Hickory's bulk purchasing power and fulfillment capacity, and access to vacation home and resort properties that we plan to develop. We recently unveiled a vacation creation program, which enables consumers to employ our proprietary budgeting and finance technique to enjoy annual vacations at premier properties that would otherwise not be available to them at the pricing that we are able to offer. We have contracted with premier properties to enhance the properties' occupancy rates during their off-season and the few weeks just before and after their prime season. We have received favored pricing from these properties as a result.

COMMUNICATIONS SERVICES

     In December 2004 we entered into a joint venture with IMA Antigua, Ltd., a Barbados company, to operate a call center in Antigua that we own. The joint venture is operated through Caribbean Media Group, Ltd., an International Business Corporation formed under the laws of Barbados. We own 39.69% of this joint venture which is currently operating the call center. The call center provides in-bound and out-bound traffic for customer service, customer retention and accounts receivable management. The clients of the call center are well known national businesses with well-established credit and operational systems.

     We opened the call center in Antigua due to the new demand for call centers in the Caribbean. The call center business is in demand in the Caribbean as a result of telecommunications deregulation in the islands, which has reduced costs and caused companies in the United States to spread their growing overseas call center business to lower-cost sites near the United States. Based on a news release by Global Information, Inc. dated January 31, 2005, interpreting the Zagada Institute's "Caribbean Call Center Report 2005: A CRM Market", persons employed in Caribbean call centers have more than doubled to 25,000 over the past two years and likely will double again by the end of 2006. Proximity means U.S. managers can easily visit and troubleshoot. Plus, it means call-center agents tend to be more familiar with U.S. culture than agents in more distant lands such as India. Caribbean nations are pursuing the call-center business, anxious to create jobs and nurture clean industry that complements their vital tourism industry. Many islands offer tax breaks, training programs and other incentives. Competition may be robust but at present we believe that the demand continues to exceed the supply. We cannot provide any assurance as to how long these market conditions may persist.

     We also own telecommunications equipment such as switches, dialers and telephone booths that may have application for a telecommunications program that we are considering in the United States. Part of this equipment can be used to serve as the switches for a telephone system that we plan to operate for The Sonesta Orlando Resort at Tierra del Sol. We plan to begin using the dialers and operator booths during 2005 for the travel fulfillment operations that TraveLeaders provides to our affinity-based travel clubs.

PATENTS, TRADEMARKS & LICENSES

     We do not own any patents, trademarks, copyrights or other forms of intellectual property. We will register or apply to register our trademarks when we believe registration is warranted, and important, to our ongoing business operations.

GOVERNMENT REGULATION

     The travel, real estate development and vacation ownership industries are subject to extensive and complex regulation. We are, and may in the future be, subject to compliance with various federal, state, and local environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision and sale of real estate and vacation ownership interests. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. We are, or may be subject to the Fair Housing Act and various other federal statutes and regulations. In addition, there can be no assurance that in the future, vacation ownership interests will not be deemed to be securities subject to regulation, which could increase the cost of such products. We believe that we are in compliance in all material respects with applicable regulations. However, the cost of complying with applicable laws and regulations may be significant. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us.

     We are subject to various federal and state laws regarding our tele-service sales and telemarketing activities. We believe we are in compliance in all material respects with all federal and state telemarketing regulations. Our practices and methods may be or become subject to additional regulation or regulatory challenge.

     The industries we will serve may also be subject to varying degrees of government regulation. Generally, in these instances, we rely on our clients and their advisors to develop and provide us with the scripts for their particular purposes. We anticipate that our clients will indemnify us against claims and expenses arising with respect to the scripts provided by our clients.

EMPLOYEES

     We have approximately 30 employees, all of which are employed on a full-time basis. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

ITEM 2.     DESCRIPTION OF PROPERTY

     Our corporate headquarters are located in Saddle Brook, New Jersey. Our Saddle Brook facility is approximately 5,000 square feet, of which 250 square feet houses our executive offices. This facility is leased by Hickory Travel Systems, Inc. for approximately $178,056 per year. The lease expires on April 30, 2008.

     Our subsidiary owns the land on which The Sonesta Orlando Resort at Tierra del Sol will be situated. It purchased this land for $5,560,366 in February 2000. We have spent approximately $1,123,000 to entitle and create the Westridge Community Development District. The land is currently subject to mortgages in an amount equal to approximately $12,000,000 that represents approximately a 35% loan to value ratio. As a developer of vacation resort properties, we plan to also purchase additional parcels of land for resort development.

     The TraveLeaders assets are located in a building leased by Around The World Travel, Inc. TraveLeaders occupies almost all of the 40,000 square feet at 1701 Ponce De Leon Boulevard, Coral Gables, Florida. We plan to move various other subsidiaries into the available space. The lease expires in December of 2006. We have commenced our search for alternative leaseholds.

ITEM 3.     LEGAL PROCEEDINGS

     We are a party in an action that was filed in Orange County, Florida and styled as Rock Investment Trust, P.L.C. and RIT, L.L.C. vs. Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., Case No. CIO-01-4874, Ninth Judicial Circuit, Orange County, Florida. In June, 2001, after almost 2 years from receiving notice from Malcolm Wright that one Mr. Roger Smee, doing business under the names Rock Investment Trust, PLC (a British limited company) and RIT, LLC (a Florida limited liability company) (collectively, the "Smee Entities") had defaulted under various agreements to loan or to joint venture or to fund investment into various real estate enterprises founded by Mr. Wright, the Smee Entities brought the Lawsuit against Mr. Wright, American Leisure, Inc. ("ALI") and several other entities. The gravamen of the initial complaint is that the Smee Entities made financial advances to Wright with some expectation of participation in a Wright real estate enterprise. In general, the suit requests either a return of the Smee Entities' alleged advances of $500,000 or an undefined ownership interest in one or more of the defendant entities. Mr. Wright, American Leisure, Inc., and Inversora Tetuan, S.A., have filed a counterclaim and cross complaint against the Smee Entities and Mr. Smee denying the claims and such damages in the amount of $10 million. If the court rules that Mr. Wright is liable under his guarantee of the American Leisure, Inc. obligation to Smee, it is believed that such a ruling would not directly affect American Leisure Holdings, Inc. The litigation is in the discovery phase and is not currently set for trial. We have been advised by our attorneys in this matter that Mr. Wright's position on the facts and the law is stronger than the positions asserted by the Smee Entities.

     In March 2004, Manuel Sanchez and Luis Vanegas as plaintiffs filed a lawsuit against American Leisure Holdings, Inc. American Access Corporation, Hickory Travel Systems, Inc. Malcolm J. Wright and L. William Chiles, et al., seeking a claim for securities fraud, violation of Florida Securities and Investor Protection Act, breach of their employment contracts, and claims for fraudulent inducement. All defendants have denied all claims and have a counterclaim against Manuel Sanchez and Luis Vanegas for damages. The litigation commenced in March 2004 and will shortly enter the discovery phase and is not currently set for trial. We believe that Manuel Sanchez' and Luis Vanegas' claims are without merit and the claims are not material to us. We intend to vigorously defend the lawsuit.

     In February 2003, we and Malcolm J. Wright were joined in a lawsuit captioned as Howard C. Warren v. Travelbyus, Inc., William Kerby, David Doerge, DCM/Funding III, LLC, and Balis, Lewittes and Coleman, Inc. in the Circuit Court of Cook County, Illinois, Law Division, which purported to state a claim against us as a "joint venturer" with the primary defendants. The plaintiff alleged damages in an amount of $5,557,195.70. On November 4, 2004, the plaintiff moved to voluntarily dismiss its claim against us. Pursuant to an order granting the voluntary dismissal, the plaintiff has one (1) year from the date of entry of such order to seek to reinstate its claims.

     On March 30, 2004, Malcolm Wright, was individually named as a third-party defendant in the Circuit Court of Cook County, Illinois, Chancery Division, under the caption: Cahnman v. Travelbyus, et al. On July 23, 2004, the primary plaintiffs filed a motion to amend their complaint to add direct claims against our subsidiary, American Leisure as well as Mr. Wright. On August 4, 2004, the plaintiffs withdrew that motion and have not asserted or threatened any direct claims against American Leisure, Mr. Wright or us.

     In early May 2004, Around The World Travel, Inc. substantially all of the assets of which we purchased, filed a lawsuit in the Miami-Dade Florida Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. They were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against Around The World Travel and American Leisure Holdings, Inc. in an action styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that Around The World Travel has breached the contracts and also that American Leisure Holdings, Inc. and Around The World Travel's Chief Executive Officer were complicit with certain officers and directors of Around The World Travel in securing ownership of certain assets for American Leisure Holdings, Inc. that were alleged to have been a business opportunity for Around The World Travel. This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamless' attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us.

     On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel and former owners of the assets of TraveLeaders. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock of Around The World Travel; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. The plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorney's fees. The plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorney's fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. We intend to vigorously defend the lawsuit. We have authorized our counsel to file various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying document that grants exclusive jurisdiction to the courts located in Cook County, Illinois.

     In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings that are incidental to our business.

     We are not aware of any proceeding to which any of our directors, officers, affiliates or security holders are a party adverse to us or have a material interest adverse to us.

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

     The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported on the OTCBB, except as otherwise noted. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


2004 (1)          HIGH BID          LOW BID
               --------------  ----------------
Fourth Quarter      $   1.50           $  1.25
Third Quarter       $   2.02           $  1.30
Second Quarter      $   2.00           $  0.45
First Quarter       $   0.60           $  0.25

2003              HIGH BID          LOW BID
               --------------  ----------------
Fourth Quarter      $   0.75           $  0.26
Third Quarter       $   0.40           $  0.10
Second Quarter      $   0.27           $  0.08
First Quarter       $   0.20           $  0.10

(1) Our common stock was de-listed from the OTCBB during the period from May 21, 2004 to January 26, 2005, as a result of one delinquent filing with the Commission. The high and low bid prices for our common stock for the second, third and fourth quarter of 2004, as listed above, were reported by Pink Sheets, LLC. Our common stock was cleared for quotation on the OTCBB on January 26, 2005.

     As of July 6, 2005, the Company had 328 holders of record of the common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

DIVIDEND  POLICY

     We have never declared or paid dividends on our common stock. We do not anticipate paying dividend on our common stock in the foreseeable future. We intend to reinvest in our business operations any funds that could be used to pay dividends. Our common stock is junior in priority to our preferred stock with respect to dividends.

     Cumulative dividends on our issued and outstanding Series A preferred stock, Series B preferred stock, Series C preferred stock and Series E preferred stock accrue at a rate of $1.20, $12.00, $4.00, and $4.00, respectively, per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. We have authorized Series F preferred stock, which accrues dividends at a rate of $1.00 per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. Dividends on our preferred stock accrue from the date on which such shares of preferred stock are issued and outstanding and thereafter from day to day whether or not earned or declared and whether or not there exists profits, surplus or other funds legally available for the payment of dividends. We may authorize and/or issue additional shares of preferred stock with dividends rights that are superior to our common stock. We have never paid any cash dividends on our preferred stock. We have never paid any cash dividends on our preferred stock. We will be required to pay accrued dividends on our preferred stock before we can pay any dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company has issued the following securities without registration under the Securities Act of 1933 (the "Act" or the "Securities Act") during the period covered by this report:

     In January 2004, the Company issued warrants to purchase 390,000 shares of the Company's common stock to Arvimex, Inc. ("Arvimex"). The warrants are divided into two classes. The first class, comprised of 120,000 warrants, had an exercise price of $0.001 per share of common stock and were exercisable until December 31, 2008. Arvimex exercised these warrants in June 2005, as discussed below. The second class, comprised of 270,000 shares, bears an exercise price of $2.96 per share of common stock and are exercisable until December 31, 2008. In March 2004, the Company reduced the exercise price of the warrants to purchase 270,000 shares from $2.96 to $1.02 in connection with a reduction in the exercise price of warrants that the Company had issued to Stanford Venture Capital Holdings, Inc. ("Stanford") from $2.96 to $0.001 per share. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In March 2004, the Company issued 340,000 shares of common stock to GCD Acquisition Corp. as partial consideration for the purchase of $22,600,000 in secured notes. The Company also assumed liability for a $5,000,000 promissory note that GCD Acquisition Corp. had issued to acquire the secured notes. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     In March 2004, the Company issued warrants to purchase 300,000 shares of the Company's common stock to Stanford and warrants to purchase an aggregate of 300,000 shares of the Company's common stock equally to Daniel T. Bogar, William
R. Fusselmann, Osvaldo Pi, and Ronald M. Stein, employees of Stanford. The warrants to purchase an aggregate of 600,000 shares that were issued to Stanford and the Stanford employees had an exercise price of $0.001 per share of common stock and were exercised as discussed below. Also in March 2004, the Company issued warrants to purchase 675,000 shares of the Company's common stock to Stanford and warrants to purchase an aggregate of 675,000 shares of the Company's common stock to the Stanford employees. The warrants to purchase an aggregate of 1,350,000 shares that were issued to Stanford and the Stanford employees had an exercise price of $2.96 per share. The warrants were issued as consideration for Stanford providing a $6,000,000 line of credit to the Company. The Company issued a $6,000,000 promissory note to Stanford. In June 2004, the Company reduced the exercise price of the warrants to purchase 1,350,000 shares from $2.96 to $0.001 per share in connection with $4,000,000 of additional financing provided by Stanford. The Company issued a promissory note for $3,000,000 and a promissory note for $1,000,000 to Stanford for the additional financing. In May 2004, the Company issued an aggregate of 600,000 shares of common stock to Stanford and the Stanford employees upon their exercise of their warrants at $0.001 per share of common stock (or an aggregate of $600). In June 2004, the Company also issued warrants to purchase 500,000 shares of the Company's common stock to Stanford in connection with the additional $4,000,000 of financing. The warrants to purchase 500,000 shares had an exercise price of $5.00 per share, but in November 2004, the Company reduced the exercise price to $0.001 with respect to warrants to purchase 100,000 of the shares as consideration for $1,605,000 of additional financing provided by Stanford. The Company increased the principal amount of the $3,000,000 note and the $1,000,000 note to $4,250,000 and $1,355,000, respectively. In September 2004 and December 2004, the Company issued an aggregate of 1,350,000 shares and 100,000 shares of common stock, respectively, to Stanford and the Stanford employees upon their exercise of their warrants at $0.001 per share of common stock (or an aggregate of $1,350 and $100, respectively). The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the warrants, the notes and the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company. However, the Company's relationship with Stanford includes the requirement that the Company utilize services provided by US Funding Corporation, an investment banking firm. US Funding Corporation received a fee of 5% for $6,000,000 of financing provided by Stanford and a fee of 2.5% of an aggregate of $5,605,000 of additional financing provided by Stanford.

     In March 2004, the Company issued warrants to L. William Chiles, a Director of the Company, to purchase 168,672 shares of the Company's common stock at an exercise price of $2.96 per share of common stock. Also, in March 2004, the Company issued warrants to Malcolm J. Wright, a Director of the Company and the Company's Chief Executive Officer and Chief Financial Officer, to purchase 347,860 shares of the Company's common stock at an exercise price of $2.96 per share of common stock. The Company issued the warrants to Messrs. Chiles and Wright as consideration for their personal guarantees of the Company's debt and pledges of their shares of the Company's stock to Stanford as part of the security for the financing that Stanford provided to the Company. In addition, Mr. Wright has personally guaranteed the Company's indebtedness of $6,000,000 to Stanford. The Company reduced the exercise price of the warrants from $2.96 to $1.02 in connection with a reduction of the exercise price of warrants issued to Stanford from $2.96 to $0.001. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

     In April 2004, the Company approved the issuance of 24,101 shares of Series E preferred stock to The Shadmore Trust U/A/D 12/26/89 as part of the Company's acquisition of the majority interest in the preferred stock of AWT. The Series E preferred stock ranks senior to the Company's common stock as to dividends and liquidation preference. Each share of Series E preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, into a maximum of 6.666 fully paid and non-assessable shares of common stock. The Company also issued an unsecured note in the original amount of $1,698,340 to Shadmore Trust in connection with the acquisition of debt owed to Shadmore Trust by AWT. The note bears interest at a rate of four percent (4%) per annum with weekly payments in the amount of $5,000 until the note is fully paid or April 1, 2011, whichever is first. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares and the note for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

     In July 2004, the Company granted warrants to Malcolm J. Wright, L. William Chiles, Thomas Cornish, David Levine and T. Gene Prescott for each of them to purchase 100,000 shares of common stock at an exercise price of $1.02 per share for services rendered. In February 2005, the Company granted warrants on the same terms to Charles J. Fernandez. Messrs. Wright and Chiles currently serve as Directors. Messrs. Fernandez and Prescott currently serve on the Company's advisory board providing the Company with general corporate and business advice. Messrs. Cornish and Levine have also served on the advisory board. Warrants to purchase 50,000 shares vested immediately to each of them. Warrants to purchase the remaining 50,000 shares would vest in equal amounts to each of them on their next two anniversary dates as Directors or advisors provided they remain in such position. They may exercise the warrants for a period of five years beginning on such vesting dates. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

     In November 2004, the Company issued to Arvimex warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $0.001 per share of common stock in consideration for an unsecured loan for Around The World Travel, Inc. in the principal amount of $500,000. Arvimex loaned the money to provide funds to Around The World Travel while the Company conducted due diligence of TraveLeaders and sought to secure an additional $1,250,000 of financing from Stanford. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants and the note for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

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

     On December 22, 2004, the Company issued 120,000 shares of Series A preferred stock, par value $0.001 per share, to Xpress Ltd. valued at $1,200,000. The Series A preferred stock was issued to Xpress as partial payment under its excusive sales and marketing agreement with us. Malcolm J. Wright, the Company's Chief Executive Officer and Chief Financial Officer, is the beneficial owner of Xpress. The Series A preferred stock ranks senior to the Company's common stock as to dividends and liquidation preference. Each share of Series A preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, into ten (10) fully paid and non-assessable shares of common stock. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

     In December 2004, the Company issued Steven Parker warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.02 per share of common stock in consideration for services rendered. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

     In December 2004, the Company issued Toni Palatto warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $1.02 per share of common stock in consideration for services rendered. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

     In December 2004, the Company issued 120,000 shares of common stock to Xpress Ltd., of which Malcolm J. Wright, the Company's Chief Executive Officer and Chief Financial Officer, is the beneficial owner, 10,000 shares of common stock to James Leaderer, a director of the Company, 20,000 shares of common stock to an entity and 10,000 shares of common stock to an employee of Hickory (or an aggregate of 160,000 shares of common stock) for various services that they provided to the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

     In March 2005, the Company cancelled an aggregate of 3,988,700 shares of common stock, of which 3,791,700 shares had been returned to the Company by Vyrtex Limited in June 2002 in connection with the reverse merger, and 197,000 shares had been authorized for issuance in June 2002, but never cancelled, in connection with the reverse merger.

     In June 2005, the Company issued to Arvimex an aggregate of 160,000 shares of the Company's common stock upon the exercise of warrants at $0.001 per share (or $160). The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     We are in the process of developing an organization that will provide, on an integrated basis, travel services, travel distribution as well as development, sales, management and rentals of destination resorts. To that end we have acquired or established businesses that manage and distribute travel services, develop vacation home ownership and travel destination resorts and develop and operate affinity-based clubs. There is a trend toward consolidation in the travel industry, which has caused us to seek to create a vertically integrated travel services organization that provides comprehensive services to our clients and generates revenue from several sources. We believe that we have a synergistic strategy that involves using our travel distribution, fulfillment and management services to provide consumer bookings at our planned resorts, selling and renting vacation homes that we plan to manage at these resorts, and fulfilling the travel service needs of our affinity-based travel clubs. We also own a call center in Antigua-Barbuda.

     Malcolm J. Wright, our President, Chief Executive Officer, Chief Financial Officer, a Director and one of our founders, has successfully developed vacation properties in Europe. We are currently developing our first luxury vacation home and destination resort, The Sonesta Orlando Resort at Tierra del Sol and relying on Mr. Wright's experience to do so. This resort will include 540 town homes and 432 condominiums. As of June 15, 2005, we have pre-sold all of the town homes and have accepted reservations on 41% of the condominiums, resulting in over $243,000,000 in gross contract value. In June 2005, we began the earth moving and clearing process on the land for the resort. Upon completion of these units, we will offer our management services to certain purchasers to permit them to voluntarily include their qualifying units in a rental program that we will operate. In addition, we will retain a 45-day, right of first refusal to repurchase the units in the resort that become available for resale.

     Our TraveLeaders business is a fully integrated travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services in both traditional and e-commerce platforms including corporate travel management, leisure sales, and meeting, special event and incentive planning. We acquired the assets of TraveLeaders effective December 31, 2004, from Around The World Travel, Inc. Around The World Travel is currently managing the assets for us. See the discussion below under "Recent Events."

     In October 2003, we acquired a 51% interest in Hickory. Hickory is a travel management service organization that primarily serves its network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agents worldwide that focus on corporate travel. The services provided by Hickory include a 24-hour reservation service, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs and marketing services. Our business plan includes the acquisition of additional travel agencies so that we can compete for greater volume buying discounts and market share. We view the members of Hickory as a resource for future acquisitions of viable travel agencies.

     We are in the process of integrating the administrative operations of Hickory and TraveLeaders. The integration process has been slower than we anticipated because it has taken us longer than expected to identify those operations that could be consolidated and determine the allocation and re-assignment of the personnel best suited for the consolidated enterprise. In addition, time has been required to analyze and determine the impact, if any, of certain litigation commenced by Around the World Travel regarding its contracts with Seamless Technologies, Inc. and others, as discussed in "Item 3. Legal Proceedings." As such, expenditures have been higher than anticipated.

     Our American Travel & Management Group business develops and operates Internet structured clubs that specialize in using demographic affinities to promote brand loyalty through the delivery of customized travel and other benefits to a constituency that is built under the auspices of a national retailer, publisher or national cause. A vital component to the benefits provided to club members and the sponsors is the inclusion of a sophisticated rewards program that will provide customer retention tracking data to those sponsors while enabling the members to enjoy significant discounts and rewards for their loyalty. We have recently entered into agreements with a prominent sports media organization, a national publisher and an international retail food service company. Based upon current agreements, we expect to launch a new club on an average of one every other month for the next eighteen months. We fulfill travel service orders produced by these clubs through TraveLeaders.

     In December 2004, we entered into a joint venture with IMA Antigua, Ltd. to operate a call center that we own located in Antigua. The joint venture is operated through Caribbean Media Group, Ltd. We own 39.69% of this joint venture company. The call center provides in-bound and out-bound traffic for customer service, customer retention and accounts receivable management. The clients of the call center are well known national businesses with well-established credit and operational systems.

     During the first quarter of 2005, we generated 41% of our revenue from the sale of land held for development in Davenport, Florida. For that period, we also recognized revenue from fees derived from Hickory's services and our affinity-based travel clubs as well as revenue from the operations of TraveLeaders.

     Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we receive and recognize as income 90% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization. The balance is retained by Around The World Travel as a management fee.

     We also currently generate modest revenue from our call center joint venture in Antigua. We expect revenues from our call center operations to increase throughout the year based on indications from a major client that it will require more seats in the third and fourth quarter.

     As discussed in "Liquidity and Capital Resources," the capital requirement for the first phase of the resort is approximately $122,600,000. We are currently negotiating the final terms of a $96,600,000 construction loan with a national construction lender. We expect to finance the balance of the development budget, which includes infrastructure, retention, roads and green space of approximately $26,000,000, through the sale of Westridge Community Development District bonds. We intend to complete the capitalization process in the third quarter of 2005 and begin the vertical construction during the fourth quarter of 2005.

RECENT  EVENTS

     On January 29, 2005, we entered into an operating agreement with a subsidiary of Sonesta International Hotels Corporation of Boston, Massachusetts, a luxury resort hospitality management company. Pursuant to the operating agreement, we sub-contracted to Sonesta substantially all of the hospitality responsibilities for The Sonesta Orlando Resort at Tierra del Sol. We retain primary management control of the resort. We had previously engaged Fugelberg Koch to design the residential units of the resort, amenities and the clubhouse. In February 2005, we held the official groundbreaking ceremony for the resort.

     On March 7, 2005, we sold land located in Davenport, Florida that had been held for commercial development. The land was acquired in 2002 for approximately $1,975,359 and sold for $4,020,000 and paid-off secured debt on the property in the amount of $1,300,000 plus accrued interest and other costs. We received approximately $2,100,000 in net proceeds from the sale and realized a profit of $1,100,000. We used the net proceeds for working capital and to pay $1,948,411 of notes payable to related parties attributable to the acquisition and retention of the property.

     We amended our agreement with Around The World Travel, Inc. effective March 31, 2005, to change the manner in which we will pay for the TraveLeaders assets that we acquired on December 31, 2004. The purchase price of $17,500,000 was determined by adding $1,500,000 to the fair value of the business as a going concern as determined by an independent investment banking firm to be $16,000,000. Pursuant to the terms of the original asset purchase agreement and prior to the completion of the independent valuation, we were to assume $17,306,352 in liabilities and issue 1,936 shares of our Series F preferred stock valued at $193,648 in consideration for the assets. Under the amendment, the liabilities assumed are reduced to $4,242,051, we will forgive certain working capital loans that Around The World Travel owes to us and we will not issue any Series F preferred stock. In addition, we will issue a 60 month, 6% per annum balloon note in favor of Around The World Travel in the principal amount of $8,483,330, which amount may be offset by any and all amounts payable to us by Around The World Travel including any sums owed to us from the management of the TraveLeaders assets.

     In May 2005, we extended for six months the maturity dates of two notes (payable to third parties) in the aggregate amount to $7,862,250 that matured on March 31, 2005. These notes are not in default as the terms have been extended for six months to September 30, 2005. Total accrued interest on the notes amounted to $256,512 as of March 31, 2005.

KNOWN  TRENDS,  EVENTS,  AND  UNCERTAINTIES

     We expect to experience seasonal fluctuations in our gross revenues and net earnings due to higher sales volume during peak periods. Advertising revenue from the publication of books by Hickory listing hotel availability is recognized once per year in December when the books are published. This seasonality may cause significant fluctuations in our quarterly operating results and our cash flows. In addition, other material fluctuations in operating results may occur due to the timing of development of resort projects and our use of the completed contracts method of accounting with respect thereto. Furthermore, costs associated with the acquisition and development of vacation resorts, including carrying costs such as interest and taxes, are capitalized as inventory and will be allocated to cost of real estate sold as the respective revenues are recognized. We intend to continue to invest in projects that will require substantial development and significant amounts of capital funding during 2005 and in the years ahead.

CRITICAL  ACCOUNTING  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, we evaluate our estimates. Actual results may differ from these estimates if our assumptions do not materialize or conditions affecting those assumptions change. For a detailed discussion of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies to the Notes to our audited consolidated financial statements included in "Item 7. Financial Statements."

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Going Concern Considerations
     ------------------------------

     We have incurred predictable losses during the development stage during our existence, and we have negative retained earnings. We expect our travel operations through the end of the current fiscal year to require additional working capital of approximately $1,500,000. If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Revenue Recognition
     --------------------

     We recognize revenues on the accrual method of accounting. Revenues from Hickory are recognized as earned, which is primarily at the time of delivery of the related service, publication or promotional material. Fees from advertisers to be included in the hotel book and web service operated by Hickory are recognized upon the annual publication of the book. Revenue from the delivery of services is recognized when it is invoiced to the recipient of the service.

     One of our principal sources of revenue is associated with access to the travel portals that provide a database of discounted travel services. Annual renewals occur at various times during the year. Costs and revenue related to portal usage charges are incurred in the month prior to billing. Customers are charged additional fees for hard copies of the site access information. Occasionally these items are printed and shipped at a later date, at which time both revenue and expenses are recognized.

     Revenues and expenses from our TraveLeaders business are not included in our results as the same are borne by Around the World Travel, Inc., the third party manager of the business. We recognize as revenue only the net operating results of TraveLeaders after deducting the management fee paid to Around the World Travel of 10% of net earnings before interest expense, taxes, depreciation and amortization.

     Revenues from our call center are recognized as generated by the joint venture that operates the call center.

     We have entered into 720 pre-construction sales contracts for units in The Sonesta Orlando Resort at Tierra del Sol. We will recognize revenue when title is transferred to the buyer.


     Goodwill
     --------

     We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No.
144. In 2004, we recorded an impairment of $1,500,000 related to the acquisition of the TraveLeaders assets in December 2004, based on our payment of more than fair value as determined by an independent investment bank. Our remaining goodwill of $14,425,437 has not been further impaired as of March 31, 2005, and will be evaluated on a quarterly basis and whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable.

RESULTS  OF  OPERATIONS

Fiscal  Year  Ended December 31, 2004 Compared to Fiscal Year Ended December 31,
--------------------------------------------------------------------------------
2003
----

     We had revenues of $6,419,320 for the fiscal year ended December 31, 2004, as compared to $3,327,483 for the fiscal year ended December 31, 2003, which represents a 93% increase in revenues. The increase in revenues was due to the inclusion of revenues from Hickory for the full year of 2004 as compared to three months of revenues from Hickory for the prior year beginning on the date of acquisition, which was October 1, 2003.

     Loss from operations increased $2,593,247 to $4,209,749 for the fiscal year ended December 31, 2004, as compared to loss from operations of $1,619,502 for the fiscal year ended December 31, 2003. Loss from operations consisted of depreciation and amortization of $936,874, general and administrative expenses of $8,192,195 and goodwill impairment loss of $1,500,000 for the fiscal year ended December 31, 2004, as compared to depreciation and amortization of $716,175, general and administrative expenses of $4,227,810 and goodwill impairment loss of $0 for the fiscal year ended December 31, 2003. The increase in loss from operations was due to the increase in depreciation and amortization, general and administrative expenses and goodwill impairment loss. We realized goodwill impairment loss during 2004 due to the write-down of our investment in the purchase of assets of Around The World Travel, Inc., which were valued by an independent third party at $16,000,000, and we wrote off $1,500,000 from the purchase consideration of $17,500,000.

     Loss from operations before minority interests was $7,131,825 for the fiscal year ended December 31, 2004, as compared to loss from operations before minority interests of $1,616,502 for the fiscal year ended December 31, 2003. The increase in loss from operations before minority interests was directly attributable to the increases in depreciation and amortization and general and administrative expenses as well as the goodwill impairment loss on acquiring the TraveLeaders assets and a loss of $ 2,185,278 on the write down of acquiring Around The World Travel's preferred stock in April 2004.

     We had $510,348 attributable to minority interests for the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003.

     Loss before income taxes for the fiscal year ended December 31, 2004 was $6,621,477 as compared to loss before income taxes of $2,126,850 for the fiscal year ended December 31, 2003. The increase in net loss before income taxes was directly attributable to the increases in depreciation and amortization and general and administrative expenses as well as the goodwill impairment loss on acquiring the TraveLeaders assets and a loss of $ 2,185,278 on the write down of acquiring Around The World Travel's preferred stock in April 2004.

     We recorded a benefit from income taxes of $(12,824) for the fiscal year ended December 31, 2004, as compared to a provision for income taxes of $0 for the fiscal year ended December 31, 2003.

     We had a net loss of $6,634,301 for the fiscal year ended December 31, 2004, as compared to a net loss of $2,126,850 for the fiscal year ended December 31, 2003, which represents an 86% increase in net loss. The increase in net loss resulted from the increased expenses and the impairment and write down described above.

     We accrued preferred stock dividend of $1,248,331 for the fiscal year ended December 31, 2004, as compared to preferred stock dividend of $1,083,025 for the fiscal year ended December 31, 2003.

     We had a net loss available to common stockholders of $7,882,632 for the fiscal year ended December 31, 2004, as compared to a net loss available to common stockholders of $3,209,875 for the fiscal year ended December 31, 2003, which represents a 146% increase in net loss. Basic and diluted net loss per share available to common stockholders was $0.92 for the fiscal year ended December 31, 2004, as compared to the basic and diluted net loss per share available to common stockholders of $0.47 for the fiscal year ended December 31, 2003. The increase in net loss and net loss per share available to common stockholders resulted from the increased expenses and the impairment and write down described above.

     Historically, Hickory has had seasonal losses during the first three quarters, and net profits during the fourth quarter of each year.

     We had an accumulated deficit of $12,295,121 as of December 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We expect that we will require approximately $1,500,000 through the end of the 2005 fiscal year for working capital for our travel management and services businesses. We are in receipt of a term sheet offer and are currently negotiating the final terms with a national banking institution to provide a $96,600,000 construction loan for the first phase of The Sonesta Orlando Resort at Tierra del Sol. We anticipate closing on the loan during the third quarter of 2005. In connection with this loan, we have also engaged the same banking institution to underwrite the sale of $26,000,000 in bonds issued by Westridge Community Development District. The underwriting on the bonds is completed and the pre-sale bids have been received. We anticipate that the bond sale will be consummated upon the completion of our final negotiations with our construction lender. These bonds will be repaid by residential unit owners in the district over a 30-year period, through a tax assessment by the district. Upon closing of the loan, we expect to repay $7,862,250 of short-term debt plus accrued interest of $256,512. This short-term debt originally matured on March 31, 2005, but in May 2005 was extended for six months. The sum of the construction loan and the bond sale proceeds will provide sufficient capital for the construction of the first phase of The Sonesta Orlando Resort at Tierra del Sol.

     In addition, to partially fund our development costs at The Sonesta Orlando Resort at Tierra del Sol, we have used cash from buyers deposits, after providing the disclosure required by Florida law, on the pre-sold town homes for which the buyer has waived the requirements to maintain the funds in escrow. The deposits on the town homes range from 10% to 20% of the purchase price. As of June 15, 2005, approximately 90% of the buyers of town homes in the Sonesta Orlando Resort have waived the escrow requirement and these funds have been expended for our project related costs. Our contract for the condominiums requires a 20% deposit. All of the deposits received on condominium contracts are maintained in escrow. Provided the purchaser has waived escrow, we may use any condominium contract deposit in excess of 10% to fund the hard costs of construction of their unit. In the event we post a bond according to Florida law, we will also be permitted to use the bonded portion of the deposits on the condominiums for the projects development and construction costs.

     We had total current assets of $6,000,365 as of December 31, 2004, which consisted of accounts receivable of $3,539,387, cash of $2,266,042, note receivable of $113,000, prepaid expenses and other of $51,460, and other current assets of $30,476.

     We had total current liabilities of $23,848,570 as of December 31 2005, which consisted of current maturities of long-term debt and notes payable of $9,605,235, accounts payable and accrued expenses of $5,618,973, customer deposits of $2,752,535, other current liabilities of $2,332,886, current maturities of notes payable to related parties of $1,910,629 of which approximately $140,044 was owed to a director, accrued expenses to officers of $1,355,000, and shareholder advances of $273,312 of which approximately $93,050 was owed to our CEO/director. We anticipate the closing of a construction and land loan for The Sonesta Orlando Resort at Tierra del Sol during the third quarter of 2005, of which there can be no assurance. In the event that we close the loan as anticipated, we intend to pay off current maturities of long-term debt and notes payable.

     We had negative net working capital of $17,848,205 as of December 31, 2004. The ratio of total current assets to total current liabilities was approximately 25% as of December 31, 2004. That ratio will improve upon the retirement of our short-term debts as of the closing of the construction loan referred to above.

     Net cash provided by operating activities was $9,108,807 for the fiscal year ended December 31, 2004, as compared to net cash used in operating activities of $2,339,445 for the fiscal year ended December 31, 2003. The change from net cash used in operating activities to net cash provided by operating activities was primarily due to an increase in deposits of $16,669,347 associated with deposits from presales for The Sonesta Orlando Resort at Tierra del Sol, an increase in accounts payable and accrued expenses of $2,872,777 and an adjustment for impairment loss of $3,685,278 that were offset by an increase in prepaid commissions of $8,355,410, a decrease in receivables of $382,125, a gain on the sale of American Vacation Resorts Inc.'s common stock of $145,614 and minority interests of $510,348.

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

     Net cash provided by financing activities was $7,281,023 for the fiscal year ended December 31, 2004, as compared to net cash provided by financing activities of $7,305,865 for the fiscal year ended December 31, 2004. Net cash provided by financing activities for the fiscal year ended December 31, 2004 was due to proceeds from debt of $8,860,943 and proceeds from notes payable to related parties of $312,377, which were offset by payments of advances of $757,571, payment of debt of $316,218 and payments to related parties of $818,508.

     Previously we have relied on loans from third parties and from related parties to provide working capital and other funding needs. Our outstanding debt includes three credit facilities totaling $11,605,000 in principal amount provided by Stanford.

     At December 31, 2004, we had outstanding principal balance of $11,505,000 under our three credit facilities with Stanford. Our $6,000,000 secured revolving credit facility with Stanford bears interest at a fixed rate of 6% per annum payable quarterly in arrears and matures on December 18, 2008. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $15.00 per share. The $6,000,000 credit facility is guaranteed by Malcolm Wright, our chief executive officer and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited.

     Our $4,250,000 secured revolving credit facility with Stanford bears interest at a fixed rate of 8% per annum payable quarterly in arrears. The credit facility is comprised of two tranches. The first tranche of $1,250,000 matures on September 30, 2005, may solely be used for the working capital of our Hickory and TraveLeaders travel business and must immediately be repaid to the extent that the borrowed amount together with accrued and unpaid interest exceeds a borrowing base which is generally calculated as the lesser of $1,250,000, or 50% of the dollar amount of TraveLeaders eligible accounts receivable minus such reserves as the lender may establish from time to time in its discretion. The second tranche of $3,000,000 matures on April 22, 2007. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

     Our $1,355,000 secured revolving credit facility with Stanford bears interest at a fixed rate of 8% per annum and matures April 22, 2007. The proceeds of this facility may be used solely for our call center operations in Antigua. Interest for the period from January 1, 2005 to March 31, 2006 is due on April 3, 2006 and interest is due quarterly in arrears for periods after April 1, 2006. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by all of the issued and outstanding stock of our subsidiary, Caribbean Leisure Marketing Limited.

     All of our credit facilities with Stanford contain customary covenants and restrictions, including covenants that prohibit us from incurring certain types of indebtedness, paying dividends and making specified distributions. Failure to comply with these covenants and restrictions would constitute an event of default under our credit facilities, notwithstanding our ability to meet our debt service obligations. Upon the occurrence of an event of default, the lender may convert the debt to the company's common stock, accelerate amounts due under the applicable credit facility and may foreclose on collateral and/or seek payment from a guarantor of the credit facility. At December 31, 2004, we believe we were in compliance with the covenants and other restrictions applicable to us under each credit facility.

     Our ability to construct The Sonesta Orlando Resort at Tierra del Sol and repay our current debt is contingent upon us closing the construction financing and receiving the district bond sale proceeds. We have experienced delays in closing the construction loan and bond financing as a result of various factors including difficulty determining a guaranteed maximum price of construction costs for phase one from our general contractor. We have now concluded the determination of the guaranteed maximum price of the construction and we anticipate receiving a firm commitment for the construction loan in July 2005. If we are unable to obtain financing for our working capital needs or close the construction loan or the community development district bond financing, we will be required to find alternative sources of capital that may not be available when needed or on terms satisfactory to us, if at all. In the past, most of our working capital has been obtained through loans from or the purchase of equity by our officers, directors, large shareholders and some third parties. At this time, we do not have any written commitments for additional capital from any of these parties. If we do not receive a sufficient amount of additional capital on acceptable terms, we will have to consider the sale of assets or securities or scale back some or all of our operations or we may be unable to continue as a going concern.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

RISK  FACTORS

RISKS  RELATING  TO  OUR  CAPITAL  AND  LIQUIDITY  NEEDS

WE  HAVE  A  LIMITED  HISTORY  OF  OPERATIONS AND WE HAVE A HISTORY OF OPERATING
LOSSES.

     Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As of December 31, 2004, we had an accumulated deficit of $12,295,121.

WE MAY NOT GENERATE ENOUGH OPERATING REVENUE OR CAPITAL TO MEET OUR OPERATING AND DEVELOPMENT COSTS.

     Our costs of establishing our business models for both the Travel Division and the Resort Development Division, including acquisitions and the due diligence costs of that process, together with the un-financed development costs incurred in the Resort Development Division requires significant capital. Historically, our sources for capital have been through loans from our founding and majority shareholders as well as from loans from our capital partner, Stanford. If we are unable to generate enough operating revenue to satisfy our capital needs or we cannot obtain future capital from our founding and majority shareholders or from Stanford, it will have a material adverse effect on our financial condition and results of operation.

WE HAVE RECEIVED $11,605,000 MILLION OF CONVERTIBLE DEBT FINANCING FROM STANFORD, WHICH IS SECURED BY MORTGAGES ON OUR PROPERTY AND LIENS ON OUR ASSETS.

     We have received an aggregate of $11,605,000 million of convertible debt financing from Stanford. The terms of our financial arrangements with Stanford are secured by the following mortgages on our properties and liens on our assets:

     - Our $6,000,000 credit facility is secured by a second mortgage on The Sonesta Orlando Resort at Tierra del Sol which we plan to develop, including all fixtures and personal property to be located on or used in connection with this property, and all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited.
     - Our $4,250,000 credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.
     - Our $1,355,000 credit facility is secured by all of the issued and outstanding stock of our subsidiary, Caribbean Leisure Marketing Limited.

In addition, Malcolm J. Wright, our President, Chief Executive Officer, Chief Financial Officer and a member of our board of directors provided a personal guarantee for our $6,000,000 credit facility. If we fail to comply with the covenants in our credit facility, Stanford can elect to accelerate the amounts due under the credit facility and may foreclose on our assets and property that secure the loans.

BUSINESS ACQUISITIONS OR JOINT VENTURES MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

     As part of our business strategy, we may consider the acquisition of, or investments in, other businesses that offer services and technologies complementary to ours. If the analysis used to value acquisitions is faulty, the acquisitions could have a material adverse affect on our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

     - difficulty in assimilating the operations, products and personnel of the acquired business;
     -    potential disruption of our ongoing business;
     -    unanticipated costs associated with the acquisition;
     - inability of management to manage the financial and strategic position of acquired or developed services and technologies;
     -    the diversion of management's attention from our core business;
     - inability to maintain uniform standards, controls, policies and procedures;
     - impairment of relationships with employees and customers, which may occur as a result of integration of the acquired business;

     -    potential loss of key employees of acquired organizations;
     - problems integrating the acquired business, including its information systems and personnel;
     -    unanticipated costs that may harm operating results; and
     - risks associated with entering an industry in which we have no (or limited) prior experience.

     If any of these occur, our business, results of operations and financial condition may be materially adversely affected.

RISKS  RELATED  TO  OUR  RESORT  DEVELOPMENT  DIVISION

WE NEED TO CLOSE A $96,600,000 CONSTRUCTION LOAN FOR THE RESORT DEVELOPMENT DIVISION IN ORDER TO BUILD THE SONESTA ORLANDO RESORT AT TIERRA DEL SOL.

     We need to complete the process of complying with the terms of a term sheet offer made to us by a national lender to provide the $96,600,000 of construction financing for The Sonesta Orlando Resort at Tierra del Sol. Our compliance is also necessary to trigger the issuance and sale of $26,000,000 of Westridge Community Development District bonds. Proceeds from the sale of the bonds will be used to construct the infrastructure of the resort and to acquire certain lands from us for public dedication. Proceeds from the sale of the bonds are a necessary component to the capital structure of the project to develop the resort. If we cannot complete the compliance required by the term sheet offer, it will cause a delay in the construction of the resort.

EXCESSIVE CLAIMS FOR DEVELOPMENT-RELATED DEFECTS IN ANY REAL ESTATE PROPERTIES THAT WE PLAN TO BUILD THROUGH OUR RESORT DEVELOPMENT DIVISION COULD ADVERSELY AFFECT OUR LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We will engage third-party contractors to construct our resorts. However, our customers may assert claims against us for construction defects or other perceived development defects including, but not limited to, structural integrity, the presence of mold as a result of leaks or other defects, electrical issues, plumbing issues, or road construction, water or sewer defects. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. To the extent that the contractors do not satisfy any proper claims as they are primarily responsible, a significant number of claims for development-related defects could be brought against us. To the extent that claims brought against us are not covered by insurance, our payment of those claims could adversely affect our liquidity, financial condition, and results of operations.

MALCOLM J. WRIGHT, WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHIEF FINANCIAL OFFICER AND AS A DIRECTOR, IS INVOLVED IN OTHER BUSINESSES THAT HAVE CONTRACTED WITH US AND IS ALSO INVOLVED WITH PROPERTY DEVELOPMENT PROJECTS THAT MAY BE IN COMPETITION WITH US.

     Malcolm J. Wright is the President of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of The Sonesta Orlando Resort at Tierra del Sol. Mr. Wright is an officer of Xpress Ltd., with which we have contracted for exclusive sales and marketing for The Sonesta Orlando Resort at Tierra del Sol. Mr. Wright is also an officer of Innovative Concepts, Inc., which operates a landscaping business, and M J Wright Productions, Inc., which owns our Internet domain names. Because Mr. Wright is employed by us and the other party to these transactions, these transactions may be or may be considered to be on terms that are not arms'-length and may not be as advantageous to us as agreements with unrelated third parties. From time to time, Mr. Wright pursues real estate investment and sales ventures that may be in competition with ventures that we pursue or plan to pursue.

BECAUSE MALCOLM J. WRIGHT, WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHIEF FINANCIAL OFFICER AND AS A DIRECTOR, IS INVOLVED IN A NUMBER OF OTHER BUSINESSES, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS.

     Malcolm J. Wright is the President of American Leisure Real Estate Group, Inc., Xpress Ltd., Innovative Concepts, Inc., M J Wright Productions, Inc., Resorts Development Group, LLC, Osceola Business Managers, Inc., Florida World, Inc. and SunGate Resort Villas, Inc. It is possible that the demands on Mr. Wright from these other businesses could increase with the result that he may have less time to devote to our business. We do not have an employment agreement with Mr. Wright and he is under no requirement to spend a specified amount of time on our business. As a result, Mr. Wright may not spend sufficient time in his roles as an executive officer and a director of our company to realize our business plan. If Mr. Wright does not have sufficient time to serve our company, it could have a material adverse effect on our business and results of operations.

WE MAY PROVIDE THE EXECUTIVE OFFICERS OF OUR SUBSIDIARIES AN AGGREGATE BONUS OF UP TO 19% OF THE PRE-TAX PROFITS OF THE SUBSIDIARY IN WHICH THEY SERVE AS OUR EXECUTIVE OFFICERS, WHICH WOULD REDUCE ANY PROFITS THAT WE MAY EARN.

     We may provide the executive officers of each of our subsidiaries an aggregate bonus of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as executive officers. Malcolm J. Wright would receive 19% of the pre-tax profits of Leisureshare International Ltd, Leisureshare International Espanola SA, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., Tierra Del Sol Resort, Inc., and American Leisure
Hospitality Group, Inc. We do not have any agreements with our officers regarding the bonus other than with L. William Chiles. Mr. Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment over the life of his contract of $2,700,000. As Mr. Chiles' bonus is limited, it is not subject to the buy-out by us described below. The executive officers of our other subsidiaries would share a bonus of up to 19% of the pre-tax profits of the subsidiary in which they serve as executive officers. We would retain the right, but not have the obligation to buy out all of the above agreements after a period of five years by issuing such number of shares of our common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third of the price-earnings ratio of our common stock at the time of the buyout divided by the greater of the market price of our common stock or $5.00. If we pay bonuses in the future, it will reduce our profits and the amount, if any, that we may otherwise have available to pay dividends to our preferred and common stockholders.

WE HAVE EXPERIENCED DELAYS IN OBTAINING SIGNATURES FOR AGREEMENTS AND TRANSACTIONS, WHICH HAVE PREVENTED THEM FROM BEING FINALIZED.

     We have experienced delays in obtaining signatures for various agreements and transactions. In some cases, we have either disclosed the terms of these agreements and transactions in our periodic and other filings with the SEC; however, these agreements and transactions are not final. Until they are finalized, their terms are subject to change although we do not have any present intention to do so. If the terms of these agreements and transactions were to change, we may be required to amend our prior disclosure and any revisions could be substantial.

WE ARE RELIANT ON KEY MANAGEMENT AND IF WE LOSE ANY OF THEM, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

     Our success depends, in part, upon the personal efforts and abilities of Malcolm J. Wright and L. William Chiles. Mr. Wright is a Director of the Company and the Company's Chief Executive Officer, President and Chief Financial Officer. Mr. Chiles is a Director of the Company and President of Hickory. Our ability to operate and implement our business plan is dependent on the continued service of Messrs. Wright and Chiles. We have entered into an employment agreement with Mr. Chiles. We are in the process of entering into a written employment agreement with Mr. Wright. If we are unable to retain and motivate them on economically feasible terms, our business and results of operations will be materially adversely affected.

IF WE DO NOT EVENTUALLY PAY MALCOLM J. WRIGHT, OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER FOR HIS SERVICES AS AN EXECUTIVE OFFICER AND A DIRECTOR, WE COULD LOSE HIS SERVICES.

     We have not paid cash to Malcolm J. Wright for his services as an executive officer and a director as of the filing of this report; however, he is entitled to receive various forms of remuneration from us such as accrued salary of $500,000 per year beginning in 2004 and accrued compensation of $18,000 per year for serving as a director. We may pay Mr. Wright a bonus of up to 19% of the pre-tax profits, if any, of various subsidiaries as discussed above. We have made payments to entities controlled by Mr. Wright in consideration for substantial services that those entities have provided to us for The Sonesta Orlando Resort at Tierra del Sol. If we do not eventually pay cash to Mr. Wright for his salary, director's compensation and bonus, he may determine to spend less of his time on our business or to resign his positions as an officer and a director.

RISKS  RELATED  TO  OUR  TRAVEL  DIVISION

WE NEED APPROXIMATELY $1,500,000 OF CAPITAL THROUGH THE END OF THE 2005 FISCAL YEAR FOR THE TRAVEL DIVISION THAT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

     We need to raise approximately $1,500,000 through the end of the 2005 fiscal year for the working capital needs for the Travel Division which includes Hickory's requirement through the third quarter of 2005 to cover its seasonal losses, TraveLeaders' requirements during its reorganization to adopt our business models, and our operating costs prior to closing a construction loan (discussed below). If we do not receive a sufficient amount of additional capital on acceptable terms, or at all, we may be unable to fully implement our business plan. We have identified sources of additional working capital, but we do not have any written commitments from third parties or from our officers, directors or majority shareholders. Additional capital may not be available to us on favorable terms, if at all. If we cannot obtain a sufficient amount of additional capital, we will have to delay, curtail or scale back some or all of our travel operations, any of which would materially adversely affect our travel businesses. In addition, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt.

OUR COMMISSIONS AND FEES ON CONTRACTS WITH SUPPLIERS OF TRAVEL SERVICES FOR OUR TRAVEL DIVISION MAY BE REDUCED OR THESE CONTRACTS MAY BE CANCELLED AT WILL BY THE SUPPLIERS BASED ON OUR VOLUME OF BUSINESS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

     Our suppliers of travel services including airline, hotel, cruise, tour and car rental suppliers may reduce the commissions and fees that we earn under contract with them based on the volume of business that we generate for them. These contracts generally renew annually and in some cases may be cancelled at will by the suppliers. If we cannot maintain our volume of business, our suppliers could contract with us on terms less favorable than the current terms of our contracts or the terms of their contracts with our competitors, exclude us from the products and services that they provide to our competitors, refuse to renew our contracts, or, in some cases, cancel their contracts with us at will. In addition, our suppliers may not continue to sell services and products through global distribution systems on terms satisfactory to us. If we are unable to maintain or expand our volume of business, our ability to offer travel service or lower-priced travel inventory could be significantly reduced. Any discontinuance or deterioration in the services provided by third parties, such as global distribution systems providers, could prevent our customers from accessing or purchasing particular travel services through us. If these suppliers were to cancel or refuse to renew our contracts or renew them on less favorable terms, it could have a material adverse effect on our business, financial condition or results of operations.

OUR SUPPLIERS OF TRAVEL SERVICES TO OUR TRAVEL DIVISION COULD REDUCE OR ELIMINATE OUR COMMISSION RATES ON BOOKINGS MADE THROUGH US BY PHONE AND OVER THE INTERNET, WHICH COULD REDUCE OUR REVENUES.

     We receive commissions paid to us by our travel suppliers such as hotel chains and cruise companies for bookings that our customers make through us by phone and over the Internet. Consistent with industry practices, our suppliers are not obligated by regulation to pay any specified commission rates for bookings made through us or to pay commissions at all. Over the last several years, travel suppliers have substantially reduced commission rates. Our travel suppliers have reduced our commission rates in certain instances. Future reductions, if any, in our commission rates that are not offset by lower operating costs could have a material adverse effect on our business and results of operations.

FAILURE TO MAINTAIN RELATIONSHIPS WITH TRADITIONAL TRAVEL AGENTS FOR OUR TRAVEL DIVISION COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

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

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY COULD SIGNIFICANTLY REDUCE OUR REVENUE FROM THE TRAVEL DIVISION.

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

OUR TRAVEL REVENUES MAY FLUCTUATE FROM QUARTER TO QUARTER DUE TO SEVERAL FACTORS INCLUDING ONES THAT ARE OUTSIDE OF OUR CONTROL, AND IF OUR REVENUES ARE BELOW OUR EXPECTATIONS IT WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     We may experience fluctuating revenues because of a variety of factors, many of which are outside of our control. These factors may include, but are not limited to, the timing of new contracts; reductions or other modifications in our clients' marketing and sales strategies; the timing of new product or service offerings; the expiration or termination of existing contracts or the reduction in existing programs; the timing of increased expenses incurred to obtain and support new business; changes in the revenue mix among our various service offerings; labor strikes and slowdowns at airlines or other travel businesses; and the seasonal pattern of TraveLeaders' business and the travel agency members of Hickory. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenues are below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected.

GLOBAL TRAVEL DISTRIBUTION SYSTEM CONTRACTS THAT WE MAY ENTER INTO GENERALLY PROVIDE FOR FINANCIAL PENALTIES FOR NOT ACHIEVING PERFORMANCE OBJECTIVES.

     We are seeking to enter into multi-year global distribution system contracts. These contracts typically cover a five-year period and would require us to meet certain performance objectives. If we do not structure a global distribution system contract effectively, it may trigger financial penalties if the performance objectives are not met. In the event that we enter into global distribution system contracts and are unable to meet the performance objectives, it would have a material adverse effect on our business, liquidity and results of operations.

OUR CONTRACTS WITH CLIENTS OF THE TRAVELEADERS BUSINESS DO NOT GUARANTEE THAT WE WILL RECEIVE A MINIMUM LEVEL OF REVENUE, ARE NOT EXCLUSIVE, AND MAY BE TERMINATED ON RELATIVELY SHORT NOTICE.

     Our contracts with clients of the TraveLeaders business do not ensure that we will generate a minimum level of revenue, and the profitability of each client may fluctuate, sometimes significantly, throughout the various stages of our sales cycles. Although we will seek to enter into multi-year contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. Although some contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in any canceled sales campaign or for the revenues we may lose as a result of the early termination. If we do not generate minimum levels of revenue from our contracts or our clients terminate our multi-year contracts, it will have a material adverse effect on our business, results of operation and financial condition.

WE RECEIVE CONTRACTUALLY SET SERVICE FEES AND HAVE LIMITED ABILITY TO INCREASE OUR FEES TO MEET INCREASING COSTS.

     Most of our travel contracts have set service fees that we may not increase if, for instance, certain costs or price indices increase. For the minority of our contracts that allow us to increase our service fees based upon increases in cost or price indices, these increases may not fully compensate us for increases in labor and other costs incurred in providing the services. If our costs increase and we cannot, in turn, increase our service fees or we have to decrease our service fees because we do not achieve defined performance objectives, it will have a material adverse effect on our business, results of operations and financial condition.

THE TRAVEL INDUSTRY IS LABOR INTENSIVE AND INCREASES IN THE COSTS OF OUR EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, LIQUIDITY OR RESULTS OF OPERATIONS.

     The travel industry is labor intensive and has experienced high personnel turnover. A significant increase in our personnel turnover rate could increase our recruiting and training costs and decrease operating effectiveness and productivity. If we obtain a significant number of new clients or implement a significant number of new, large-scale campaigns, we may need to recruit, hire and train qualified personnel at an accelerated rate, but we may be unable to do so. Because significant portions of our operating costs relate to labor costs, an increase in wages, costs of employee benefits, employment taxes or other costs associated with our employees could have a material adverse effect on our business, results of operations or financial condition.

OUR INDUSTRY IS SUBJECT TO INTENSE COMPETITION AND COMPETITIVE PRESSURES COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We believe that the market in which we operate is fragmented and highly competitive and that competition may intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms and the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than us. Additional competitors with greater resources than us may enter our market. Competitive pressures from current or future competitors could cause our services to lose market acceptance or result in significant price erosion, all of which could have a material adverse effect upon our business, results of operations or financial condition.

RISKS  RELATED  TO  OUR  COMMUNICATIONS  DIVISION

WE MAY NOT BE ABLE TO KEEP UP WITH CURRENT AND CHANGING TECHNOLOGY ON WHICH OUR BUSINESS IS DEPENDENT.

     Our call center and communications business is dependent on our computer and communications equipment and software capabilities. The underlying technology is continually changing. Our continued growth and future profitability depends on a number of factors affected by current and changing technology, including our ability to

     -    expand our existing service offerings;
     -    achieve cost efficiencies in our existing call centers; and
     - introduce new services and products that leverage and respond to changing technological developments.

     The technologies or services developed by our competitors may render our products or services non competitive or obsolete. We may not be able to develop and market any commercially successful new services or products. We have considered integrating and automating our customer support capabilities, which we expect would decrease costs by a greater amount than any decrease in revenues; however, we could be wrong in these expectations. Our failure to maintain our technological capabilities or respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition.

A BUSINESS INTERRUPTION AT OUR CALL CENTER, WHETHER OR NOT PROLONGED, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Our call center business operations depend upon our ability to protect our call center, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at our call center and our contracts do not provide relief, our business could be materially adversely affected and we could be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. In the event that we experience business interruptions, it would have a material adverse effect on our business, results of operations and financial condition.

RISKS  RELATING  TO  OUR  COMMON  STOCK

IF WE FAIL TO FILE OUR PERIODIC REPORTS AND REPORTS ON FORM 8-K WITH THE COMMISSION IN A TIMELY MANNER, WE COULD RECEIVE AN "E" ON OUR TRADING SYMBOL OR OUR COMMON STOCK COULD BE DE-LISTED FROM THE OTCBB.

     We are in the process of integrating the business operations of Hickory and TraveLeaders, which includes the financial accounting function. We face increased pressure related to recording, processing, summarizing and reporting consolidated financial information required to be disclosed by us in the reports that we file or submit under the Exchange Act in a timely manner. We also face increased pressure accumulating and communicating such information to our management as appropriate to allow timely decisions regarding required disclosure. We believe that until we have fully integrated our financial accounting function, we will continue to face such pressure. If we are unable to file our periodic reports with the Commission in a timely manner, we could receive an "e" on our trading symbol, which could result in our common stock being de-listed from the OTCBB. In addition, investors who hold restricted shares of our common stock would be precluded from reselling their shares pursuant to Rule 144 of the Securities Act until such time as we were able to establish a history of current filings with the Commission. In the event that our common stock is de-listed from the OTCBB, it is likely that our common stock will have less liquidity than it has, and will trade at a lesser value than it does, on the OTCBB.

OUR COMMON STOCK COULD AND HAS FLUCTUATED, AND SHAREHOLDERS MAY BE UNABLE TO RESELL THEIR SHARES AT A PROFIT.

     The price of our common stock has fluctuated since it began trading. The trading prices for small capitalization companies like ours often fluctuate significantly. Market prices and trading volume for stocks of these types of companies including ours have also been volatile. The market price of our common stock is likely to continue to be highly volatile. If revenues or earnings are less than expected for any quarter, the market price of our common stock could significantly decline, whether or not there is a decline in our consolidated revenues or earnings that reflects long-term problems with our business. Other factors such as our issued and outstanding common stock becoming eligible for sale under Rule 144, terms of any equity and/or debt financing, and market conditions could have a significant impact on the future price of our common stock and could have a depressive effect on the then market price of our common stock.

RE-PRICING WARRANTS AND ISSUING ADDITIONAL WARRANTS TO OBTAIN FINANCING HAS CAUSED AND MAY CAUSE ADDITIONAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     In the past, to obtain additional financing, we have modified the terms of our warrant agreements to lower the exercise price per share to $.001 from $5.00 with respect to warrants to purchase 100,000 shares of our common stock and to $.001 from $2.96 with respect to warrants to purchase 1,350,000 shares of our common stock. We are currently in need of additional financing and may be required to lower the exercise price of our existing warrants or issue additional warrants in connection with future financing arrangements. Re-pricing of our warrants and issuing additional warrants has caused and may cause additional dilution to our existing shareholders.

THERE MAY NOT BE AN ACTIVE OR LIQUID TRADING MARKET FOR OUR COMMON STOCK, WHICH MAY LIMIT INVESTORS' ABILITY TO RESELL THEIR SHARES.

     An active and liquid trading market for our common stock may not develop or, if developed, such a market may not be sustained. In addition, we cannot predict the price at which our common stock will trade. If there is not an active or liquid trading market for our common stock, investors in our common stock may have limited ability to resell their shares.

WE HAVE AND MAY CONTINUE TO ISSUE PREFERRED STOCK THAT HAS RIGHTS AND PREFERENCES OVER OUR COMMON STOCK.

     Our Articles of Incorporation, as amended, authorize our Board of Directors to issue preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors may, without approval from the shareholders of our common stock, issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of our common stock. The preferred stock can be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in our ownership and management that shareholders might not consider to be in their best interests. We have issued various series of preferred stock, which have rights and preferences over our common stock including, but not limited to, cumulative dividends and preferences upon liquidation or dissolution.

WE  DO  NOT  EXPECT  TO  PAY  DIVIDENDS  IN  THE  NEAR  FUTURE.

     We have never declared or paid dividends on our common stock. We do not anticipate paying dividends on our common stock in the near future. Our ability to pay dividends is dependent upon, among other things, future earnings as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. We intend to reinvest in our business operations any funds that could be used to pay dividends. Our common stock is junior in priority to our preferred stock with respect to dividends. Cumulative dividends on our issued and outstanding Series A preferred stock, Series B preferred stock, Series C preferred stock and Series E preferred stock accrue dividends at a rate of $1.20, $12.00, $4.00, and $4.00, respectively, per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. We have authorized Series F preferred stock with cumulative dividends that accrue at a rate of $1.00 per share per annum and are also payable in preference and priority to any payment of any cash dividend on our common stock. Dividends on our preferred stock accrue from the date on which we agree to issue such preferred shares and thereafter from day to day whether or not earned or declared and whether or not there exists profits, surplus or other funds legally available for the payment of dividends. We have never paid any cash dividends on our preferred stock. We will be required to pay accrued dividends on our preferred stock before we can pay any dividends on our common stock.

BECAUSE OF THE SIGNIFICANT NUMBER OF SHARES OWNED BY OUR DIRECTORS, OFFICERS AND PRINCIPAL SHAREHOLDERS, OTHER SHAREHOLDERS MAY NOT BE ABLE TO SIGNIFICANTLY INFLUENCE OUR MANAGEMENT.

Our directors, officers, and principal shareholders beneficially own a substantial portion of our outstanding common and preferred stock. Malcolm J. Wright, who serves as our President, Chief Executive Officer and Chief Financial Officer and as a Director, and Roger Maddock, one of our majority shareholders, own, directly and indirectly, an aggregate of 62.6% of the voting power in our company. As a result, these persons control our affairs and management, as well as all matters requiring shareholder approval, including the election and removal of members of the Board of Directors, transactions with directors, officers or affiliated entities, the sale or merger of the Company or substantially all of our assets, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in our ownership or management, even when a change would be in the best interest of other shareholders.

ITEM 7.     FINANCIAL STATEMENTS


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

As discussed in Note 20, the consolidated financial statements as of December 31, 2004 and 2003 and for each of the years ended December 31, 2004 and 2003 have been restated.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
March 30, 2005, except note 20, which is as of June 27, 2005

                         AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEET
                                      AS OF DECEMBER 31, 2004

                                                                        Consolidated  Consolidated
                                                                          American      American
                                                                           Leisure       Leisure
                                                                       Holdings, Inc.  Holdings, Inc.
                                                                            2004           2003
                                                                        ------------   ------------
                                                                          (Restated)     (Restated)
                           ASSETS
CURRENT ASSETS:
    Cash                                                                $ 2,266,042    $   734,852
    Accounts receivable                                                   3,539,387      2,148,134
    Note receivable                                                         113,000
    Prepaid expenses and other                                               51,460         40,867
    Other Current Assets                                                     30,476
                                                                        ------------   ------------
             Total Current Assets                                         6,000,365      2,923,853

PROPERTY AND EQUIPMENT, NET                                               6,088,500      3,192,878

LAND HELD FOR DEVELOPMENT                                                23,448,214     15,323,627

OTHER ASSETS
     Prepaid Sales Commissions                                            5,966,504              0
     Prepaid Sales Commissions - affiliated entity                        2,665,387              0
     Investment-Senior Notes                                              5,170,000              0
     Investment-Non-marketable securities                                         0        654,386
     Goodwill                                                            14,425,437      1,840,001
     Trademark                                                            1,000,000              0
     Other                                                                2,637,574      1,441,730
                                                                        ------------   ------------
             Total Other Assets                                          31,864,902      3,936,117
                                                                        ------------   ------------

TOTAL ASSETS                                                            $67,401,981    $25,376,475
                                                                        ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable             $ 9,605,235   $ 5,048,025
     Current maturities of notes payable-related parties                  1,910,629     1,619,575
     Accounts payable and accrued expenses                                5,618,973     1,787,699
     Accrued expenses - officers                                          1,355,000       500,000
     Customer deposits                                                    2,752,535             0
     Other                                                                2,332,886             0
     Shareholder advances                                                   273,312     1,030,883
                                                                        ------------  ------------
             Total Current Liabilities                                   23,848,570     9,986,182

Long-term debt and notes payable                                         18,605,253     7,919,398
Deferred revenues                                                         1,994,809             0
Notes payable-related parties                                                     0       797,185
Mandatory redeemable preferred stock                                              0     2,718,900
Deposits on unit pre-sales                                               16,669,347             0
Minority interest                                                                 0       510,348
                                                                        ------------  ------------
             Total liabilities                                           61,117,979    21,932,013

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,00,000 Series "A" shares issued and outstanding at
       December 31, 2004 and December 31, 2003                               10,000         8,800
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       December 31, 2004 and December 31, 2003                                   28            25
     Preferred stock, 28,000 shares authorized;
    $.01 par value; 27,189 Series "C" shares issued and outstanding at
       December 31, 2004 and 2003                                               272             -
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 and 0 Series "E" shares issued and outstanding at
       December 31, 2004 and 2003                                                24             -
     Preferred stock; 150,000 shares authorized; $.01 par value;
       1,936 and 0 Series "F" shares issued and outstanding at
       December 31, 2004 and 2003                                                19             -

     Common stock, $.001 par value; 100,000,000 shares authorized;
       9,977,974 and 7,488,983 shares issued and outstanding at
       December 31, 2004 and December 31, 2003                                9,978         7,489

     Additional paid-in capital                                          18,558,802     7,840,656

     Accumulated deficit                                                (12,295,121)   (4,412,488)
                                                                        ------------  ------------
             Total Stockholders' Equity                                   6,284,002     3,444,462
                                                                        ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $67,401,981   $25,376,475
                                                                        ============  ============


         AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED PROFIT AND LOSS STATEMENT
             YEARS ENDED DECEMBER 31, 2004 AND 2003


                                            Consolidated   Consolidated
                                              American       American
                                               Leisure        Leisure
                                            Holdings, Inc.  Holdings, Inc.
                                                2004           2003
                                             ------------  ------------
                                              (Restated)    (Restated)
Revenue                                      $ 6,419,320   $ 3,327,483

Operating Expenses:
    Depreciation and amortization               (936,874)     (716,175)
    General and administrative expenses       (8,192,195)   (4,227,810)
    Goodwill Impairment Loss - Traveleaders   (1,500,000)            0
                                             ------------  ------------

Loss from Operations                          (4,209,749)   (1,616,502)

Other Income (Expense):
  Interest Expense                              (736,798)            0
  Unrealized Loss on Marketable
    Securities(AWT)                           (2,185,278)            0
                                             ------------  ------------
                                              (2,922,076)            0
                                             ------------  ------------

Loss Before Minority Interest in Subsidiary   (7,131,825)   (1,616,502)

Minority Interest                               (510,348)      510,348
                                             ------------  ------------

Loss before Income Taxes                      (6,621,477)   (2,126,850)

PROVISIONS FOR INCOME TAXES                      (12,824)            0
                                             ------------  ------------

NET LOSS                                      (6,634,301)   (2,126,850)

Preferred Stock Dividend                      (1,248,331)   (1,083,025)
                                             ------------  ------------

NET LOSS AVAILABLE TO COMMON
   STOCKHOLDERS                              $(7,882,632)  $(3,209,875)
                                             ============  ============

NET LOSS PER SHARE AVAILABLE
   TO COMMON STOCKHOLDERS:
      BASIC AND DILUTED                      $     (0.92)  $     (0.47)
                                             ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                        8,607,614     6,844,172
                                             ============  ============


                                                AMERICAN LEISURE HOLDINGS, INC.

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 2004 AND 2003 (Restated)


                                                Preferred Stock          Capital Stock        Additional    Retained      Total
                                                ---------------          -------------         Paid-in     Earnings/   Stockholders
                                              Shares       Amount       Shares     Amount      Capital     (Deficit)      Equity
                                           -----------  ------------  ---------  ----------  -----------  ------------  -----------
 Balance-December 31, 2002                     882,500  $      8,825  6,524,983  $    6,525  $ 6,329,975  $ (1,202,613)  $5,142,712


 Issuance of shares for equipment                    -             -    114,000         114      130,986             -     131,100

 Issuance of shares for 50.83 % of
  Hickory Travel Systems, Inc.                       -             -    850,000         850      296,650             -     297,500

Accrual of preferred stock dividend                  -             -          -           -    1,083,025   (1,083,025)           -

Net loss                                             -             -          -           -            -    (2,126,850) (2,126,850)
                                           -----------  ------------  ---------  ----------  -----------  ------------  -----------

 Balance-December 31, 2003                     882,500         8,825  7,488,983       7,489    7,840,636    (4,412,488)  3,444,462

Issuance of common stock
  to acquire senior debt of Around the
  World Travel, Inc.                                                    340,000         340      169,660                   170,000

Issuance of common stock for
  debt issue costs                                                      600,000         600      329,400                   330,000

Issuance of common stock for
  debt issue costs                                                    1,450,000       1,450    2,022,200                 2,023,650

Issuance of warrants in connection
  with debt                                                                                      244,348                   244,348

Reclassification of Series C
  preferred stock                               27,189           272                           2,718,628                 2,718,900

Issuance of Series E preferred stock in
  Exchange for preferred stock of
  Around the World Travel, Inc.                 24,101            24                           2,410,076                 2,410,100

Issuance of common stock for services                                    98,991          99      120,456                   120,555

Issuance of Series B preferred stock
  for assets                                       325             3                              62,637                    62,640

Issuance of Series A preferred stock
  for debt to an affiliated entity             120,000         1,200                           1,198,800                 1,200,000

Issuance of Series F preferred stock
  in connection with the acquisition
  of certain assets and assumption
  of certain liabilities of Around the
  World Travel, Inc.                             1,936            19                             193,629                   193,648

Accrual of preferred stock dividend                  -             -          -           -    1,248,331   (1,248,331)           -

Net loss                                                                                                   (6,634,301)  (6,634,301)
                                           -----------  ------------  ---------  ----------  -----------  ------------  -----------
                                             1,056,051  $     10,323  9,977,974  $    9,978  $18,558,802  $(12,295,121)  $6,284,002
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

     The consolidated financial statements include the accounts of American Leisure Holdings, Inc. and its subsidiaries owned and/or controlled by American Leisure as follows:

                        Company                                 Percentage
                        -------                                 ----------

   American Leisure Corporation, Inc. (ALC) and Subsidiaries     100.00%
   Florida Golf Group, Inc.(FGG)                                 100.00%
   American Leisure Equities Corporation                         100.00%
   American Leisure Homes, Inc. (ALH)                            100.00%
   I-Drive Limos, Inc. (ID)                                      100.00%
   Orlando Holidays, Inc. (OH)                                   100.00%
   Welcome to Orlando, Inc. (WTO)                                100.00%
   American Leisure, Inc. (ALI)                                  100.00%
   Pool Homes Managers, Inc. (PHM)                               100.00%
   Advantage Professional Management Group, Inc. (APMG)          100.00%
   Leisureshare International Ltd (LIL)                          100.00%
   Leisureshare International Espanola S.A. (LIESA)              100.00%
   American Travel & Marketing Group, Inc. (ATMG)                 81.00%
   American Leisure Marketing and Technology, Inc.               100.00%
   Tierra Del Sol Resort, Inc.                                    81.00%
   Hickory  Travel  Systems,  Inc.                                50.83%
   American Travel Club, Inc.                                    100.00%
   American Access Telecommunications Corporation                100.00%
   American Switching Technologies, Inc.                         100.00%
   Affinity Travel Club, Inc.                                    100.00%
   AAH Kissimmee LLC                                             100.00%
   Club Turistico Latinoamericano, Inc.                          100.00%
   Affinity Travel, Inc.                                         100.00%
   Pool Homes, Inc.                                              100.00%
   American Sterling Corp.                                        81.00%
   American Sterling Motorcoaches, Inc.                           81.00%
   Caribbean Leisure Marketing, Ltd.                              81.00%
   Comtech Fibernet, Inc.                                         81.00%
   Caribbean Media Group, Ltd                                     39.69%

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

     During its years ended December 31, 2004 and 2003, the Company accrued $1,248,331 and $1,083,025 of dividends, respectively, which are included in the carrying value of the preferred stock in the accompanying consolidated balance sheet.

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

     We are a party in an action that was filed in Orange County, Florida and styled as Rock Investment Trust, P.L.C. and RIT, L.L.C. vs. Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., Case No. CIO-01-4874, Ninth Judicial Circuit, Orange County, Florida. In June, 2001, after almost 2 years from receiving notice from Malcolm Wright that one Mr. Roger Smee, doing business under the names Rock Investment Trust, PLC (a British limited company) and RIT, LLC (a Florida limited liability company) (collectively, the Smee Entities) had defaulted under various agreements to loan or to joint venture or to fund investment into various real estate enterprises founded by Mr. Wright, the Smee Entities brought the Lawsuit against Mr. Wright, American Leisure, Inc. (ALI) and several other entities. The gravamen of the initial complaint is that the Smee Entities made financial advances to Wright with some expectation of participation in a Wright real estate enterprise. In general, the suit requests either a return of the Smee Entities alleged advances of $500,000 or an undefined ownership interest in one or more of the defendant entities. Mr. Wright, American Leisure, Inc., and Inversora Tetuan, S.A., have filed a counterclaim and cross complaint against the Smee Entities and Mr. Smee denying the claims and such damages in the amount of $10 million. If the court rules that Mr. Wright is liable under his guarantee of the American Leisure, Inc. obligation to Smee, it is believed that such a ruling would not directly affect American Leisure Holdings, Inc. The litigation is in the discovery phase and is not currently set for trial. We have been advised by our attorneys in this matter that Mr. Wrights position on the facts and the law is stronger than the positions asserted by the Smee Entities.

     In March 2004, Manuel Sanchez and Luis Vanegas as plaintiffs filed a lawsuit against American Leisure Holdings, Inc. American Access Corporation, Hickory Travel Systems, Inc. Malcolm J. Wright and L. William Chiles, et al., seeking a claim for securities fraud, violation of Florida Securities and Investor Protection Act, breach of their employment contracts, and claims for fraudulent inducement. All defendants have denied all claims and have a counterclaim against Manuel Sanchez and Luis Vanegas for damages. The litigation commenced in March 2004 and will shortly enter the discovery phase and is not currently set for trial. We believe that Manuel Sanchez and Luis Vanegas claims are without merit and the claims are not material to us. We intend to vigorously defend the lawsuit.

     In February 2003, we and Malcolm J. Wright were joined in a lawsuit captioned as Howard C. Warren v. Travelbyus, Inc., William Kerby, David Doerge, DCM/Funding III, LLC, and Balis, Lewittes and Coleman, Inc. in the Circuit Court of Cook County, Illinois, Law Division, which purported to state a claim against us as a joint venturer with the primary defendants. The plaintiff alleged damages in an amount of $5,557,195.70. On November 4, 2004, the plaintiff moved to voluntarily dismiss its claim against us. Pursuant to an order granting the voluntary dismissal, the plaintiff has one (1) year from the date of entry of such order to seek to reinstate its claims.

     On March 30, 2004, Malcolm Wright, was individually named as a third-party defendant in the Circuit Court of Cook County, Illinois, Chancery Division, under the caption: Cahnman v. Travelbyus, et al. On July 23, 2004, the primary plaintiffs filed a motion to amend their complaint to add direct claims against our subsidiary, American Leisure as well as Mr. Wright. On August 4, 2004, the plaintiffs withdrew that motion and have not asserted or threatened any direct claims against American Leisure, Mr. Wright or us.

     In early May 2004, Around The World Travel, Inc. substantially all of the assets of which we purchased, filed a lawsuit in the Miami-Dade Florida Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. They were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against Around The World Travel and American Leisure Holdings, Inc.in an action styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that Around The World Travel has breached the contracts and also that American Leisure Holdings, Inc.and Around The World Travels Chief Executive Officer were complicit with certain officers and directors of Around The World Travel in securing ownership of certain assets for American Leisure Holdings, Inc.that were alleged to have been a business opportunity for Around The World Travel. This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamlesss attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us.

     On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel and former owners of the assets of TraveLeaders. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock of Around The World Travel; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. The plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorneys fees. The plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorneys fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. We intend to vigorously defend the lawsuit. We have authorized our counsel to file various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying document that grants exclusive jurisdiction to the courts located in Cook County, Illinois.

We are not aware of any proceeding to which any of our directors, officers, affiliates or security holders are a party adverse to us or have a material interest adverse to us.

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

     As of December 31, 2004, Xpress has been paid approximately $2,100,000 in cash, and tendered the 1913 Mercedes-Benz for $500,000.

     The Company also issued 120,000 shares of Series A preferred stock valued at $1,200,000 for accounts payable and debt.

NOTE  20  -  RESTATEMENT

     American Leisure has corrected its financial statements to include the accrual of dividends on its preferred stock. American Leisure increased the carrying value of the preferred stock $2,922,480 and $1,674,148 and increased the accumulated deficit $(2,922,480) and $(1,674,148) at December 31, 2004 and 2003, respectively. The preferred stock dividend increased the loss available to common stockholders $(1,248,331) and $(1,083,025) for the year ended December 31, 2004.

A  summary  of  the  restatement  is  as  follows:

                              As previously   Increase        As
                                reported     (Decrease)     Restated
                              ------------  ------------  -------------
At December 31, 2004
Balance sheet:
  Additional paid-in capital  $15,636,322   $ 2,922,480   $ 18,558,802
  Accumulated deficit         $(9,372,641)  $(2,922,480)  $(12,295,121)

Year ended
  December 31, 2004:
  Statements of Operations:
    Preferred stock dividend  $         -   $(1,248,331)  $ (1,248,331)
    Net loss available to
      common stockholders     $(6,634,301)  $(1,248,331)  $ (7,882,632)

At December 31, 2003
Balance sheet:
  Additional paid-in capital  $ 6,166,488   $ 1,674,148   $  7,840,636
  Accumulated deficit         $(2,738,340)  $(1,674,148)  $ (4,412,488)

Year ended
  December 31, 2003:
  Statements of Operations:
    Preferred stock dividend  $         -   $(1,083,025)  $ (1,083,025)
    Net loss available to
      common stockholders     $(2,126,850)  $(1,083,025)  $ (3,209,875)

NOTE 21 - SUBSEQUENT EVENTS

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

     The Company, through one of its' majority owned subsidiaries, formed an Operating corporation to be known as Caribbean Media Group, Ltd, pursuant to the Companies Act of Barbados. The Company's subsidiary will own 39.69% of this joint venture company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective August 25, 2004, the client auditor relationship between us and Bateman & Co., Inc., P.C. ceased as the former principal independent accountant was dismissed. On that date, our Board of Directors approved a change of accountants and the Company's management engaged Lopez, Blevins, Bork &
Associates, LLP as our principal independent public accountant for the fiscal year ended December 31, 2004. Prior to that, we had engaged Bateman on August 16, 2004 and dismissed Malone & Bailey, PLLC as our principal independent accountant on August 17, 2004. In both cases, the decision to change principal independent accountants was approved by our Board of Directors. Bateman had been engaged when the audit partner in charge of our account left Malone to join Bateman. The audit partner left Bateman and joined Lopez. We reported the change of auditors from Bateman to Lopez on Form 8-K filed with the Commission on March 28, 2005. We reported the change of auditors from Malone to Bateman on Form 8-K filed with the Commission on August 18, 2004.

     Lopez is succeeding Bateman who succeeded Malone. Malone audited our balance sheet as of December 31, 2002 and December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003. Malone's report on our financial statements for the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about our ability to continue as a going concern.

     In connection with the audit of our financial statements for the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, there were no disagreements with Malone on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Malone would have caused Malone to make reference to the subject matter of the disagreement(s) in connection with its report on our financial statements. There were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B during the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

     Bateman reviewed our interim financial statements included in the Form 10-QSB filed with the Commission on August 20, 2004. During the interim period beginning August 16, 2004 (the date that we engaged Bateman) up to and including the date that the relationship with Bateman ceased, there were no disagreements with Bateman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Bateman would have caused Bateman, if Bateman had issued a report on our financial statements, to make reference to the subject matter of the disagreement(s) in connection with such report. There have been no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B during the interim period up to and including the date the relationship with Bateman ceased.

     We authorized Malone and Bateman to respond fully to any inquiries of any new auditors hired by us relating to their engagement as our principal independent accountant. We requested that Malone review the disclosure in the report on Form 8-K filed with the Commission on August 18, 2004, and Malone was given an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of its views, or the respect in which it did not agree with the statements made by us therein. Such letter was filed as an exhibit to such report on Form 8-K. We requested that Bateman review the disclosure in the report on Form 8-K filed with the Commission on March 28, 2005, and Bateman was given an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of its views, or the respect in which it did not agree with the statements made by us therein. Such letter was filed as an exhibit to such report on Form 8-K.

     We did not previously consult with Bateman regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B) between us and Malone, our previous principal independent accountant, as there were no such disagreements, or an other reportable event (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) during the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased. Neither have we received any written or oral advice concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue.

     We did not previously consult with Lopez regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B) between us and Bateman or Malone, our previous principal independent accountants, as there were no such disagreements, or an other reportable event
(as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) during the interim period up to an including the date the relationship with Bateman ceased, or the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased. Neither have we received any written or oral advice concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue.

     We requested Bateman review the disclosure in the report on Form 8-K before it was filed with the Commission on August 18, 2004, and provided Bateman the opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of its views, or the respects in which Bateman did not agree with the statements made by us in such report. Bateman did not furnish a letter to the Commission. We requested Lopez review the disclosure in the report on Form 8-K before it was filed with the Commission on March 28, 2005, and provided Lopez an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of its views, or the respects in which Lopez did not agree with the statements made by us in such report. Lopez did not furnish a letter to the Commission.

ITEM 8A.     CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective. However, because we have not fully integrated our administrative operations, we face increased pressure related to recording, processing, summarizing and reporting consolidated financial information required to be disclosed by us in the reports that we file or submit under the Exchange Act in a timely manner as well as accumulating and communicating such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe that until we have fully integrated our administrative operations, we will continue to face such pressure regarding the timeliness of our filings as specified in the Commission's rules and forms which could lead to a future determination that our disclosure controls and procedures are not effective as of a future evaluation date.

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

ITEM  8B.     OTHER  INFORMATION.

Form  8-K,  Item 5.03, Departure of Directors or Principal Officers; Election of
--------------------------------------------------------------------------------
Directors;  Appointment  of  Principal  Officers.
-------------------------------------------------

     The Company filed a Form 8-K with the Commission on February 15, 2005, which disclosed that the Company's Board of Directors appointed David Levine, Thomas Cornish and Carlos "Charles" J. Fernandez as Directors of the Company to fill vacancies on the Board of Directors created by the resignation of Gillian Wright and an increase in the number of members on the Board of Directors from four to nine. This disclosure under Item 8B is being provided to clarify that Messrs. Levine, Cornish and Fernandez are director nominees and have not yet accepted directorship. L. William Chiles continues to serve as Chairman of the Board until Mr. Levine is inducted into such position, which induction is anticipated by the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS  AND  DIRECTORS

     Our executive officers and directors, and their ages and positions are as follows:


NAME                              AGE          TITLE
-------------------               ---          ----------------------------------------------
Malcolm J. Wright                  54          Chief Executive Officer, President, Secretary,
                                               Chief Financial Officer and Director

L. William Chiles                  63          Director

James Leaderer                     51          Director


BIOGRAPHICAL  INFORMATION

     Current  Directors
     ------------------

     MALCOLM J. WRIGHT is the driving force behind our business model, has served as our President, Secretary, Chief Executive Officer and Chief Financial Officer and as a member of our Board of Directors since June 2002, and as our Chief Executive Officer since May 2004. Prior to joining us, Mr. Wright successfully developed vacation properties abroad that are similar to the ones planned at The Sonesta Orlando Resort at Tierra del Sol. Since 1998, Mr. Wright served as the President of American Leisure Inc, which we acquired in June 2002. Mr. Wright currently serves as the President of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of the resort, Xpress Ltd., with which we contracted for the exclusive sales and marketing for resort, Innovative Concepts, Inc., which operates a landscaping business, M J Wright Productions, Inc., which owns our Internet domain names, and Resorts Development Group, LLC, which engages in real estate development. Mr. Wright is also the President of Osceola Business Managers, Inc., Florida World, Inc. and SunGate Resort Villas, Inc. which do not currently conduct any business operations. Since 1980, Mr. Wright has spent a considerable amount of time and money in establishing a large and effective marketing network in the United Kingdom and parts of Europe, that has been responsible for the pre-sales at The Sonesta Orlando Resort at Tierra del Sol
Mr. Wright was admitted to Associate Membership of the Institute of Chartered Accountants in England & Wales in 1974 and admitted to Fellowship of the Institute of Chartered Accountants in England & Wales in 1978.

     L. WILLIAM CHILES has served as a member of our board of directors since June 2002. Mr. Chiles served as our Chief Executive Officer from August 2002 to May 2004. Since August 1998, Mr. Chiles has served as the Chief Executive Officer and President of Hickory Travel Systems, Inc., which we acquired in October 2003. Mr. Chiles received a Masters degree in marketing and finance from the University of Colorado and a Bachelors degree in business administration from Colorado State University. Mr. Chiles has specialized education in management. He is a Member of the Young Presidents Organization, the Chicago Presidents Organization and the Minister ARC Advisory Board.

     JAMES LEADERER has served as a member of our board of directors since May 2002, and served as our President, Chief Executive Officer, Treasurer and Secretary from May 2002 to July 2002. From January 1999 to November 2003, Mr. Leaderer served as the General Principal of Momentum Securities. Mr. Leaderer received a Bachelor of Science degree in engineering from Syracuse University.

     Our  Advisory  Board  and  Our  Director  Nominees
     --------------------------------------------------

     We have an advisory board consisting of Charles J. Fernandez and T. Gene Prescott. The members of our advisory board provide us with general corporate and business advice. Thomas Cornish and David Levine have served on our advisory board. Our board of directors, via signed written consent, has nominated Thomas Cornish, Charles J. Fernandez and David Levine to serve as directors; however, they have not accepted directorship as of the filing of this report and we do not currently have plans for them to come onto our board of directors.

     CHARLES J. FERNANDEZ, age 67, has been nominated as a director. He has served on our advisory board since February 2005. Since June 2004, Mr. Fernandez has been a self-employed Financial Consultant. Mr. Fernandez worked for the public accounting firm of KPMG in various capacities for over 37 years. From May 1994 until his second retirement in May 2004, Mr. Fernandez served KPMG as Managing Director and held other responsibilities within the Audit, Transaction Services and Forensic and Litigation Support groups. Mr. Fernandez had previously been an audit partner with KPMG from July 1971 through October
1991, when he took voluntary early retirement. Mr. Fernandez is a Certified Public Accountant licensed in Florida. Mr. Fernandez is a member of the AICPA, FICPA, Florida International Bankers Association, Florida International University Board of Trustees, International Center of Florida, Cuban Banking Study Group, Dade Marine Institute, and Greater Miami Chamber of Commerce. Mr. Fernandez received a Bachelors degree in accounting from the University of Florida. We anticipate that Mr. Fernandez will serve as an audit committee financial expert on an audit committee which we anticipate forming shortly after Mr. Fernandez has been duly elected and qualified.

     T. GENE PRESCOTT, age 62, has served on our advisory board since July 2004. Mr. Prescott is Chairman and Owner of Seaway Two Corp, a hospitality business, located in Coral Gables Florida, and has served in these capacities since 1979. Mr. Prescott received a bachelor's degree in accounting from The University of Ohio in 1965. Mr. Prescott attended Carnegie Mellon from 1965 to 1967. Mr. Prescott is a director and the Treasurer of the Miami Dade Expressway Authority and a director of Miami Children's Hospital. Mr. Prescott is a member of the Orange Bowl Committee, various chambers of commerce and the Coral Gables Foundation.

     There are no family relationships among our directors, executive officers or persons nominated to become directors or executive officers.

     We are not aware of the occurrence during the last five years of any events described in Item 401(d) of Regulation S-B under the Securities Act regarding our directors, persons nominated to become directors, executive officers, or control persons.

TERM  OF  OFFICE

     Our directors are appointed for an initial term of three years followed. Our officers are appointed by our board of directors and hold office until they are removed by the board or they resign.

AUDIT COMMITTEE

     We do not have an audit committee or an audit committee financial expert. We expect the nomination and acceptance of several directorships in the future. We anticipate that we will form an audit committee when new members join our board of directors, and anticipate that one of them will serve as an independent audit committee financial expert.

COMPENSATION  COMMITTEE

     We do not have a compensation committee. We expect the nomination and acceptance of several directorships in the future. We anticipate that we will form a compensation committee when new members join our board of directors.

COMPENSATION OF DIRECTORS

     We pay or accrue $18,000 per year for each person who serves on the board of directors. During the last two fiscal years we paid an aggregate of $66,000 to directors and accrued an aggregate of $114,000.

     We granted to each of Malcolm J. Wright and L. William Chiles warrants to purchase 100,000 shares (or an aggregate of 200,000 shares) of our common stock at an exercise price of $1.02 per share for their services. Warrants to purchase 75,000 shares have vested to each of them. Warrants to purchase the remaining 25,000 shares will vest to each of them on their next anniversary dates as Directors, provided that they are still serving as Directors. They may exercise the warrants for a period of five years from the dates on which such warrants vest.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Persons wishing to make such a request should do so in writing to the Secretary at American Leisure Holdings, Inc., Park 80 Plaza East, Saddle Brook, New Jersey, 07663.

ITEM 10.     EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the compensation that we paid to our Chief Executive Officer and each of our four other most highly compensated executive officers during the three years ended December 31, 2004. We refer to these officers in this report as the named executive officers.


SUMMARY COMPENSATION TABLE

                                           Annual Compensation (1)              Long Term Compensation (2)
                                                                                        Awards
                                                                               Restricted     Securities
                                                                Other annual     Stock        Underlying
                                           Salary      Bonus    compensation     award(s)     Options/SARs
Name and Principal Position     Year        ($)         ($)         ($)            ($)            (#)
Malcolm J. Wright               2004    $578,000(3)      --          --             --          347,860 (5)
Chief Executive Officer,        2003    $313,000(3)      --          --             --             --
President, Secretary, Chief     2002    $268,000(3)      --          --             --             --
Financial Officer and Director

L. William Chiles               2004    $270,902(4)      --          --             --          168,672 (5)
Our Chairman and the Chief      2003    $168,579(4)      --          --             --             --
Executive Officer of Hickory
Travel Systems, Inc.


(1) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.
(2) There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors; however, see Footnote 5 to this table, below.
(3) Includes $500,000, $250,000 and $250,000 of accrued salary for Mr. Wright's services as an executive officer for 2004, 2003 and 2002, respectively, $60,000 and $45,000 of accrued interest on salaries payable in 2004 and 2003, respectively, at 12% per annum, compounded annually, and $18,000 of accrued director compensation per year for Mr. Wright's services as a director of the Company for 2004, 2003 and 2002. We pay $940 per month and related expenses to provide Mr. Wright with business use of a motor vehicle.
(4) Includes $152,902 and $150,579 of salary paid to Mr. Chiles for his services as an executive officer of Hickory for 2004 and 2003, respectively, $100,000 of accrued salary for 2004, and $18,000 of accrued director compensation per year for his services as a director for 2004, 2003 and 2002. Mr. Chiles is provided a new insured automobile for his use during the term of his employment with Hickory, which vehicle shall have an approximate value of $80,000.
(5) In March 2004, pursuant to a debt guarantor agreement, we authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $2.96 per share, which was subsequently reduced to $1.02 per share of common stock.


EMPLOYMENT  AGREEMENTS

     Mr. Wright and we are negotiating an employment agreement pursuant to which Mr. Wright will serve as our President, Chief Executive Officer and Chief Financial Officer.

     On May 18, 2004, entered into a three-year employment agreement with L. William Chiles to serve as Chairman of our board of directors and a separate three-year employment agreement for him to serve as the President and Chief Executive Officer of Hickory Travel Systems, Inc. The agreements provide that Mr. Chiles will receive a base salary of $100,000 for his services as our Chairman and $150,000 for his services as the President and Chief executive Officer of Hickory. Under each agreement, Mr. Chiles is eligible to receive an annual incentive-based bonus based on his achievement of goals and objectives that he and our board of directors agree upon. Mr. Chiles is entitled to one and one-half weeks of vacation at two times his base salary rate per week per $50,000 of his base salary for his services as Chairman and $75,000 of his base salary for his services as President and Chief Executive Officer of Hickory. Mr. Chiles is also entitled to share in the profits of Hickory in an amount not to exceed $2,700,000 over the life of his employment agreement with Hickory. Hickory is required to provide Mr. Chiles with key man life insurance equal to eight times his base salary; however, neither we nor Hickory have obtained such policy as of the date of this report. Hickory is also required to provide Mr. Chiles with one insured automobile having a value of $80,000 every year of his employment agreement. If Mr. Chiles is terminated without cause, under each agreement, he will receive thirty-six months' base salary and any incentive-based bonus that otherwise would have been payable to him through the date that we terminate his employment. We do not have an obligation to pay base salary or incentive-based bonus to Mr. Chiles under either agreement if he voluntarily terminates his employment or he is terminated for cause. For purposes of these employment agreements, "cause" means the following activities:

     - Use of alcohol, narcotics or other controlled substances that prevent him from efficiently performing his duties;
     - Disclosure of confidential information or competes against us in violation of the employment agreements;

     - Theft, dishonesty, fraud, or embezzlement from us or a violation of the duty of loyalty to us;
     - If Mr. Chiles is directed by a regulatory or governmental authority to terminate his employment with us or engages in activities that cause actions to be taken by regulatory or government authorities, that have a material adverse effect on us;
     - Conviction of a felony (other than a felony resulting in a traffic violation) involving any crime of moral turpitude or any crime involving us;
     -    Sexual harassment or sexually inappropriate behavior;
     -    Materially disregards duties under the employment agreements;
     -    Egregious misconduct or pattern of conduct;
     - Entering into enforceable commitments on our behalf without conforming to our policies and procedures or in violation of any of our directives.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information as of July 6, 2005, with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:


                                                            COMMON STOCK
                                                        BENEFICIALLY OWNED(1)
                                                  --------------------------------
NAME AND ADDRESS                                          NUMBER          PERCENT
------------------------------------------------  ----------------------  --------
Roger Maddock                                             7,767,616  (2)     50.3%

Arvimex, Inc.                                             7,122,268  (3)     47.0%

Malcolm J. Wright                                         6,015,841  (4)     41.3%

Stanford International Bank Limited                       3,608,233  (5)     30.6%

Xpress, Ltd.                                              4,069,942  (6)     30.2%

L. William Chiles                                         1,093,672  (7)     10.3%

James Leaderer                                               10,000             *

Thomas Cornish                                               50,000  (8)        *

Charles J. Fernandez                                         50,000  (9)        *

David Levine                                                 50,000  (8)        *

All officers and directors as a group (3 people)  7,119,513  (4) (7)(10)     48.1%

*Less than 1%.

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right. As of July 6, 2005, there were 10,137,974 shares of common stock outstanding.


(2) Includes 345,348 shares of common stock and 30,000 shares of Series A preferred stock, which are convertible into 300,000 shares of common stock, owned directly by Mr. Maddock, 2,102,268 shares of common stock owned directly by Arvimex, 475,000 shares of Series A preferred stock owned directly by Arvimex which are convertible into 4,750,000 shares of common stock, and a warrant to purchase 270,000 shares of common stock at an exercise price of $1.02 per share owned by Arvimex and exercisable within the next sixty days. Mr. Maddock is the President of Arvimex and beneficially owns the shares of common stock, Series A preferred stock and warrants owned by Arvimex.
(3) Includes 2,102,268 shares of common stock and 475,000 shares of Series A preferred stock, which are convertible into 4,750,000 shares of common stock, owned directly by Arvimex, and a warrant to purchase 270,000 shares of common stock at an exercise price of $1.02 per share, which may be exercised by Arvimex within the next sixty days. Roger Maddock is the President of Arvimex and the beneficial owner of the securities owned by Arvimex.
(4) Includes 845,733 shares of common stock and 55,000 shares of Series A preferred stock, which are convertible into 550,000 shares of common stock, owned directly by Mr. Wright, 719,942 shares of common stock owned directly by Xpress Ltd., 335,000 shares of Series A preferred stock owned directly by Xpress which are convertible into 3,350,000 shares of common stock, 27,306 shares of common stock and 10,000 shares of Series A preferred stock, which are convertible into 100,000 shares of common stock, owned directly by Mr. Wright's daughter who resides in the same household as Mr. Wright, and warrants to purchase 422,860 shares of common stock at an exercise price of $1.02 per share, which may be exercised by Mr. Wright within the next sixty days. Mr. Wright is the President of Xpress and beneficially owns the shares of common stock and Series A preferred stock owned by Xpress. Mr. Wright has pledged 845,733 shares of common stock to Stanford as collateral for an aggregate of $6,000,000 of financing that Stanford has provided to us. Mr. Wright disclaims beneficial ownership of 302,000 shares of common stock owned directly by James Hay Trustees, Ltd. as Mr. Wright does not have voting or investment power over these shares, which the trust is holding for the benefit of Mr. Wright's children.
(5)  Includes  1,125,000  shares  of  common  stock  and 23,850 shares of Series
     C preferred stock which are convertible into 477,000 shares of common stock, owned directly by Stanford, 200,000 shares of common stock issuable upon the exercise of warrants at $5.00 per share, 960,500 shares issuable upon conversion of convertible promissory notes and 845,733 shares pledged by Malcolm J. Wright, but does not include the shares of common stock directly owned by four Stanford employees or shares issuable upon exercise of the warrants owned by them, as there are no contracts, agreements or understandings pursuant to which Stanford has or shares voting power, which includes the power to vote, or direct the voting of, or investment power, which includes the power to dispose or direct the disposition of, in connection with the shares of the four Stanford employees. Stanford International Bank Limited received the securities of which it is the beneficial owner from R. Allen Stanford who received them from Stanford Venture Capital Holdings, Inc. as set forth in an Assignment and Assumption Agreement, filed as Exhibit 10.1 to Schedule 13D by Stanford International Bank Limited on July 15, 2005. A reference in this report related to ownership of these securities by Stanford relates to Stanford International Bank Limited.
(6) Includes 719,942 shares of common stock and 335,000 shares of Series A preferred stock, which are convertible into 3,350,000 shares of common stock, owned directly by Xpress. Malcolm J. Wright is the President of Xpress and the beneficial owner of the securities owned by Xpress.
(7) Includes 850,000 shares of common stock owned directly by Mr. Chiles, and warrants to purchase 243,672 shares of common stock at an exercise price of $1.02 per share, which may be exercised by Mr. Chiles within the next sixty days.
(8) The shares beneficially owned by each of Mr. Cornish and Mr. Levine represent 50,000 shares of common stock issuable upon the exercise of a warrant at $1.02 which has vested as of the date of this report. Mr.
     Cornish and Mr. Levine are director nominees; however, they have not accepted directorship as of the filing of this report and we do not currently have plans for them to come onto our board of directors.
(9) The shares beneficially owned by Mr. Fernandez represent 50,000 shares of common stock issuable upon the exercise of a warrant at $1.02 per share which has vested as of the date of this report. Mr. Fernandez is a director nominee; however, he has not accepted directorship as of the filing of this report and we do not currently have plans for him to come onto our board of directors.
(10) Does not include 50,000 shares of common stock beneficially owned by each of the director nominees, Messrs. Cornish, Levine and Fernandez.

CHANGE IN CONTROL

     We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the services from third parties, if such transaction would be available from third parties. All past, ongoing and future transactions with such persons, including any loans from or compensation to such persons, have been or will in the future be approved by a majority of disinterested members of the Board of Directors.

     We accrue $500,000 per year as salary payable to Malcolm J. Wright, our Chief Executive Officer. Prior to 2004, we accrued $250,000 per year as salary payable to Mr. Wright. We accrue interest at a rate of 12% compounded annually on the salary owed to Mr. Wright. As of December 31, 2004, the aggregate amount of salary payable and accrued interest owed to Mr. Wright was $1,105,000. We also accrue $100,000 per year as salary payable to L. William Chiles, a director of the Company and the President of Hickory, for his services, and interest at a rate of 12% compounded annually beginning in 2005. As of December 31, 2004, the aggregate amount of salary payable to Mr. Chiles was $66,400.

     We pay or accrue directors' fees to each of our directors in an amount of $18,000 per year for their services as directors. During the last two fiscal years, we paid an aggregate of $66,000 to directors and accrued an aggregate of $114,000.

     We entered into a debt guarantor agreement with Mr. Wright and Mr. Chiles whereby we agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of our indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles make a personal guarantee for our benefit in conjunction with any third-party financing, and Mr. Wright or Mr. Chiles elect to provide such guarantee, then Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to three per cent (3%) of the total original indebtedness and two per cent (2%) of any collateral posted as security. This fee is to be paid by the issuance of warrants to purchase our common stock at a fixed strike price of $1.02 per share, when the debt is incurred. Mr. Wright personally guaranteed $6,000,000 that we received from Stanford pursuant to a convertible promissory note. In addition, Mr. Wright pledged to Stanford 845,733 shares of our common stock held by Mr. Wright. Stanford is currently in possession of the shares of our common stock that Mr. Wright pledged; however, Mr. Wright retained the power to vote (or to direct the voting) and the power to dispose (or direct the disposition) of those shares. Mr. Chiles had personally guaranteed $2,000,000 of the $6,000,000 received from Stanford and pledged to Stanford 850,000 shares of our common stock held by Mr. Chiles. Stanford released Mr. Chiles from the personal guarantee and released his common stock from the pledge when we closed the $6,000,000 credit facility. Mr. Wright and Mr. Chiles have each also given a personal guarantee regarding a loan in the principal amount of $6,000,000 that was made to Tierra Del Sol Resort Inc. by Grand Bank & Trust of Florida. We have authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 587,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $1.02 per share. We are under a continued obligation to issue warrants at $1.02 to Messrs. Wright and Chiles for guarantees that they may be required to give on our behalf going forward.

     We may provide the executive officers of each of our subsidiaries an aggregate bonus of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as executive officers. Malcolm J. Wright will receive 19% of the pre-tax profits of Leisureshare International Ltd, Leisureshare International Espanola SA, American Leisure Homes, Inc., APMG, TDSR, and American Leisure Hospitality Group, Inc. We do not have any agreements with our officers regarding the bonus other than with L. William Chiles. Mr. Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment over the life of his contract of $2,700,000. As Mr. Chiles' bonus is limited, it is not subject to the buy-out by us (discussed below) as it will cease as soon as the $2,700,000 amount has been paid to him. The executive officers of our other subsidiaries would share a bonus of up to 19% of the pre-tax profits of the subsidiary in which they serve as executive officers. We would retain the right, but not have the obligation to buy-out all of the above agreements after a period of five years by issuing such number of shares of our common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third of the price to earnings ratio of our common stock at the time of the buyout divided by the greater of the market price of our common stock or $5.00. We have not paid or accrued any bonus as of the filing of this report.

     Since the reverse merger in July of 2002, we have relied almost exclusively upon Malcolm J. Wright for the experience and energy required to cultivate opportunities for us in vacation real estate development. We have accrued salary and other compensation to Mr. Wright up to this point. Therefore, we have entered into agreements with entities owned or controlled by Mr. Wright to secure advancement of our real estate development projects.

     Malcolm J. Wright is the President and 81% majority shareholder of American Leisure Real Estate Group, Inc. On November 3, 2003, we entered into an exclusive development agreement with American Leisure Real Estate Group to provide development services for the development of The Sonesta Orlando Resort at Tierra del Sol. Pursuant to this development agreement, it is responsible for all development logistics and we are obligated to reimburse it for all of its costs and to pay it a development fee in the amount of 4% of the total costs of the project paid by it. As of December 31, 2004, it had administered operations and paid bills in the amount of $3,543,784 and received a fee of 4% (or approximately $141,751) under the development agreement.

     Malcolm J. Wright and members of his family are the majority shareholders of Xpress Ltd., a company that has experience marketing vacation homes in Europe. On November 3, 2003, we entered into an exclusive sales and marketing agreement with Xpress to sell the units in The Sonesta Orlando Resort at Tierra del Sol being developed by us. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by us plus a marketing fee of 1.5%. Pursuant to the terms of the agreement, one-half of the sales fee is payable upon entering into a sales contract (with deposits paid as required by the sales contract) for a unit in the resort and the other half is due upon closing the sale. During the period since the contract was entered into and ended December 31, 2004, the total sales made by Xpress amounted to approximately $173,979,572. As a result of the sales, we were obligated to pay Xpress a sales fee of approximately $2,609,694 and a marketing fee of $2,609,694. We will be obligated to pay Xpress the remaining sales fee upon closing the sales of the units. As of December 31, 2004, we had paid Xpress $3,505,748 of cash, issued Xpress 120,000 shares of Series A Preferred Stock valued at $1,200,000, and transferred to Xpress a 1913 Benz automobile valued at $500,000.

     In February 2004, Malcolm J. Wright, individually and on behalf of Xpress, and Roger Maddock, individually and on behalf of Arvimex, Inc., entered into contracts with us to purchase an aggregate of 32 town homes for $13,116,800. Mr. Wright and Mr. Maddock paid an aggregate deposit of $1,311,680 and were given a 10% discount that we otherwise would have had to pay as a commission to a third-party real estate broker. Roger Maddock is directly (and indirectly through Arvimex) the beneficial owner of more than 5% of our common stock.

     We granted warrants to each of Malcolm J. Wright and L. William Chiles for their services as directors to purchase 100,000 shares (or an aggregate of 200,000 shares) of our common stock at an exercise price of $1.02 per share. Warrants to purchase 75,000 shares have vested to each of them. Warrants to purchase the remaining 25,000 shares will vest to each of them on the next anniversary date of each of their terms as a director, provided they are then serving in said capacity.

     M J Wright Productions, Inc., of which Mr. Wright is the President, owns our Internet domain names.

     Mr. Wright and we are negotiating an employment agreement pursuant to which Mr. Wright will serve as our President, Chief Executive Officer and Chief Financial Officer. We will provide the terms of the employment agreement when it is finalized. In June 2005, we entered into an indemnification agreement with Mr. Wright.

     In March 2005, we closed on the sale of 13.5 acres of commercial property in Davenport, Polk County, Florida at the corner of U.S. Hwy. 27 and Sand Mine Road. The property was sold for $4,020,000. We paid-off secured debt on the property of $1,300,000 plus accrued interest and other costs. We used the net proceeds for working capital and to pay $1,948,411 of notes payable to related parties attributable to the acquisition and retention of the property.

     Thomas Cornish is a director nominee and has served as a member of our advisory board. He is the President of the Seitlin Insurance Company. Our board of directors has authorized Seitlin to place a competitive bid to provide insurance for The Sonesta Orlando Resort at Tierra del Sol. During 2004 and 2005, Mr. Cornish provided services on our advisory board in consideration for $1,500 and $3,000, respectively. David Levine is a director nominee and has served as a member of our advisory board. He provided services on our advisory board during 2004 and 2005 in consideration for $3,000 and $1,500, respectively. We reimbursed Mr. Levine for travel expenses in the amount of $1,613 and $8,521 during 2004 and 2005, respectively. Charles J. Fernandez, a member of our advisory board and a director nominee, provided services on our advisory board during 2005 for which he was paid $3,000. We authorized warrants to each of Thomas Cornish, Charles J. Fernandez and David Levine to purchase 100,000 shares (or an aggregate of 300,000 shares) of our common stock at an exercise price of $1.02 per share in consideration for their services as advisors. The warrants vested immediately with respect to the purchase of 50,000 shares by each of them. Warrants to purchase the remaining 50,000 shares will vest to by each of them in equal amounts on their next two anniversary dates as advisors or Directors, provided they are then serving in one of said capacities.

ITEM 13.     EXHIBITS

     The exhibits listed below are filed as part of this annual report.


EXHIBIT NO.   DESCRIPTION OF EXHIBIT

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

4.1 (3)    Certificate of Designation of Series A Convertible Preferred Stock

4.2 (5)    Certificate of Designation of Series B Convertible Preferred Stock

4.3 (5)    Certificate of Designation of Series C Convertible Preferred Stock

4.4 (10) Amended and Restated Certificate of Designation of Series C Convertible Preferred Stock

4.5 (20) Corrected Certificate of Designation of Series E Convertible Preferred Stock, which replaces the Form of Certificate of Designaion of Series E Convertible PreferredStock, filed as Exhibit 1 to the Registrant's Form 8-K on April 12, 2004

4.6 (18) Certificate of Designation of Series F Convertible Preferred Stock, which replaces the Form of Certificate of Designat of Series F Convertible Preferred Stock, filed as Exhibit 3.1 to the Registrant's Form 8-K on January 6, 2005

10.1 (3) Stock Option Agreement with L. William Chiles Regarding Hickory Travel Systems, Inc.

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

10.9 (5)   Registration Rights Agreement with Ted Gershon dated January 29, 2003

10.10 (6)  Confirmation of Effective Date and Closing Date of $6,000,000 Line of
           Credit

10.11 (6)  Credit Agreement with Stanford for $6,000,000 Line of Credit

10.12 (6)  First Amendment to Credit Agreement with Stanford for $6,000,000 Line of Credit

10.13 (6)  Mortgage Modification and Restatement Agreement between Tierra Del
           Sol Resort Inc., formerly Sunstone Golf Resort, Inc., formerly Sunstone Golf Resort, Inc. ("TDSR") and Stanford dated December 18, 2003

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

10.28 (9)  Assignment Agreement for Security for Galileo Notes

10.29 (18) Bridge Loan Note for $6,000,000 issued by Around The World
           Travel, Inc. in favor of Galileo International, LLC and acquired by the Registrant

10.30 (18) Third Amended and Restated Acquisition Loan Note for $6,000,000
           issued by Around The World Travel, Inc. in favor of Galileo International, LLC and acquired by the Registrant

10.31 (18) Amended and Restated Initial Loan Note for $7,200,000 issued by
           Around The World Travel in favor of Galileo and acquired by the Registrant

10.32 (18) Promissory Note for $5,000,000 issued by Around The World Travel,
           Inc. in favor of CNG Hotels, Ltd. and assumed by the Registrant

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

10.40 (17) Purchase Agreement between Advantage Professional Management
           Group, Inc. and Paradise Development Group, Inc. to sale part of unimproved land in Davenport, Florida

10.41 (17) First Amendment to Purchase Agreement between Advantage Professional
           Management Group, Inc. and Paradise Development Group, Inc. to sale part of unimproved land in Davenport, Florida

10.42 (17) Assignment of Purchase Agreement, as amended, to Thirteen Davenport,
           LLC to sale part of unimproved land in Davenport, Florida

10.43 (20) Note and Mortgage Modification Agreement dated May 12, 2005, regarding a Promissory Note in the original amount of $985,000 dated January 31, 2000, issued by TDSR in favor of Raster Investments, Inc. and a Mortgage in favor of Raster Investments, Inc.

10.44 (20) First Amendment to Asset Purchase Agreement with Around The World
           Travel, Inc. for TraveLeaders dated March 31, 2005

10.45 (21) Management Agreement with Around The World Travel, Inc. dated
           January 1, 2005

10.46 (21) License Agreement with Around The World Travel, Inc. dated
           January 1, 2005

10.47 (21) Agreement with Shadmore Trust U/A/D dated April 1, 2004 to acquire common stock, preferred stock and indebtedness of AWT

10.48 (21) Promissory Note for $1,698,340 issued by the Registrant in favor of Shadmore Trust U/A/D and dated April 1, 2004

10.49 (21) Stock Purchase Agreement dated April 12, 2004 to acquire preferred stock of Around The World Travel, Inc.

10.50 (21) Additional $1.25M issued by the Registrant in favor of Stanford and dated November 15, 2004.

10.51 (21) Third Amendment to Credit Agreement with Stanford for $1,000,000 and Second Additional Stock Pledge Agreement dated December 13, 2004

10.52 (21) Second Renewal Promissory Note for $1,355,000 issued by the
           Registrant in favor of Stanford and dated December 13, 2004

10.53 (21) Agreement dated March 17, 2005, to Terminate Right of First
           Refusal Agreement and Amend Registration Rights Agreement with
           Stanford

10.54 (22) Warrant Agreement and Warrants to Malcolm J. Wright to purchase
           100,000 shares at $1.02 per share

10.55 (22) Warrant Agreement and Warrants to L. William Chiles to purchase
           100,000 shares at $1.02 per share

10.56 (22) Warrant Agreement and Warrants to T. Gene Prescott to purchase
           100,000 shares at $1.02 per share

10.57 (22) Warrant Agreement and Warrants to Charles J. Fernandez to
           purchase 100,000 shares at $1.02 per share

10.58 (22) Warrant Agreement and Warrant to Steven Parker to purchase
           200,000 shares at $1.02 per share

10.59 (22) Warrant Agreement and Warrants to Toni Pallatto to purchase
           25,000 shares at $1.02 per share

10.60 (21) Employment Agreement, as amended, between L. William Chiles and
           Hickory Travel Systems, Inc.

10.61 (21) Employment Agreement between L. William Chiles and the Registrant

10.62 (21) First Amendment to $3 Million Credit Agreement

10.63 (21) Instrument of Warrant Repricing to purchase 100,000 shares at
           $0.001 per share

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

16.6 (11)  Letter from Byrd & Gantt, CPA's, P.A.

16.7 (12)  Letter from Malone & Bailey, PLLC

16.8 (19)  Letter from Bateman & Co., Inc., P.C.

21 (18)    Subsidiaries of American Leisure Holdings, Inc.

23.1(21)   Consent of Lopez, Blevins, Bork & Associates, LLP

23.2 (23)  Consent of David M. Loev, Attorney at Law

31* CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)  Filed  as  Exhibits  99.1,  99.2,  99.3,  99.4,  99.7,  99.8,  99.9, 99.10,
     99.11 and 99.5, respectively, to the Registrant's Form 8-K on April 1, 2004, and incorporated herein by reference.
(7) Filed as Exhibits 99.11, 99.12 and 99.13, respectively, to the Registrant's Form 10-QSB on May 25, 2004, and incorporated herein by reference.
(8) Filed as Exhibit 99.1 to the Registrant's Form 10-KSB on May 21, 2004, and incorporated herein by reference.
(9) Filed as Exhibits 99.1 and 99.2, respectively, to the Registrant's Form 8-K on April 6, 2004, and incorporated herein by reference.
(10) Filed  as  Exhibits  3.1,  10.1,  10.2,  10.3,  10.4,  10.5  and  99.2,
     respectively, to the Registrant's Forms 8-K/A filed on August 6, 2004, and incorporated herein by reference.
(11) Filed as Exhibits 16.2, 16.3, 16.4 and 16.5, respectively, to the Registrant's Forms 8-K/A filed on August 18, 2004, and incorporated herein by reference.
(12) Filed as Exhibit 16.1 to the Registrant's Form 8-K on August 18, 2004, and incorporated herein by reference.
(13) Filed as Exhibit 10.6 to the Registrant's Form 10-QSB on August 20, 2004, and incorporated herein by reference.
(14) Filed as Exhibit 10.6 to the Registrant's Form 10-QSB/A on December 8, 2004, and incorporated herein by reference.
(15) Filed as Exhibit 10.1 to the Registrant's Form 8-K on January 6, 2005, and incorporated herein by reference.
(16) Filed as Exhibit 10.1 to the Registrant's Form 8-K on February 2, 2005, and incorporated herein by reference.
(17) Filed  as  Exhibits  10.1,  10.2,  10.3  and  10.4,  respectively,  to  the
     Registrant's Form 8-K on March 14, 2005, and incorporated herein by reference.
(18) Filed  as  Exhibits  4.6,  10.29,  10.30,  10.31,  10.32, 10.33, and 10.34,
     respectively, to the Registrant's Form 10-KSB on March 31, 2005, and incorporated herein by reference.
(19) Filed as Exhibit 16.2 to the Registrant's Form 8-K on March 28, 2005, and incorporated herein by reference.
(20) Filed as Exhibits 4.5, 10.43 and 10.44, respectively to the Registrant's Form 10-QSB on May 23, 2005, and incorporated herein by reference.
(21) Filed  as  Exhibits  10.45,  10.46,  10.47,  10.48,  10.49,  10.50,  10.51,
     10.52,  10.53,  10.60,  10.61,  10.62, 10.63 and 23.1, respectively, to the
     Registrant's Form SB-2 on June 30, 2005, and incorporated herein by reference.
(22) To  be  filed  as  Exhibits  10.54,  10.55,  10.56, 10.57, 10.58 and 10.59,
respectively, to  the  Registrant's  Form  SB-2/A  in  the  next  few days. (23)
     Included in Exhibit 5.1 filed with the Registrant's Form SB-2 on June 30, 2005, and incorporated herein by reference.


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

                                AMERICAN LEISURE HOLDINGS, INC.

                                By:  /s/ Malcolm J. Wright
                                     --------------------------
                                Name:  Malcolm J. Wright
                                Title: Chief Executive Officer and
                                       Director
                                Date:  July 22, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                          DATE
-------------------------  ----------------------------------      ------------
By: /s/ Malcolm J. Wright  Chief Executive Officer, President,
-------------------------  Secretary, Chief Financial Officer,     July 22, 2005
Malcolm J. Wright          and Director

By: /s/ L. William Chiles
-------------------------
L. William Chiles          Director                                July 22, 2005


By: /s/ James Leaderer
-------------------------
James Leaderer             Director                                July 22, 2005