Form 10QSB/A
period 2005-03-31
AMERICAN LEISURE HOLDINGS INC
filed 2005-07-22
CIK 1124197

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

                                For the transition period from   to

                                Commission file number 333-48312

                        AMERICAN LEISURE HOLDINGS, INC.
                        -------------------------------
      (Exact name of the small business issuer as specified in its charter)

          Nevada                                           75-2877111
          ------                                           ----------
 (State of incorporation)                      (IRS Employer Identification No.)


                   Park 80 Plaza East, Saddle Brook, NJ 07663
                   ------------------------------------------
                    (Address of principal executive offices)

                            (800) 546-9676 ext. 2076
                            ------------------------
                           (Issuer's telephone number)


                                       N/A
      -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 6, 2005, there were outstanding 10,137,974 shares of the Issuer's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

The registrant has restated the financial statements for the three months ended March 31, 2005 to include the accrual of cumulative dividends on various series of its preferred stock. This amended Form 10-QSB includes these restated financial statements and revisions to the related disclosure in "Item 2. Management's Discussion and Analysis or Plan of Operation" including the disclosure under the heading "Risk Factors." The financial information and related disclosure is current through March 31, 2005, unless otherwise stated. This report also includes new disclosure under "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" and other revised disclosure in "Item 3. Legal Proceedings" and "Item 5. Other Information" under the heading "Related Party Transactions." The other revised disclosures are current through the filing of this report, unless otherwise stated. Investors should read this report in its entirety along with our second amended Form 10-KSB, which we are filing simultaneously with this filing.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.


                     AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2005 AND DECEMBER 31, 2004



                                                                      MARCH 31, 2005    DECEMBER 31, 2004
                                                                     ----------------  -------------------
     ASSETS                                                               Unaudited          Audited
                                                                          (Restated)       (Restated)
CURRENT ASSETS:
    Cash                                                             $     1,767,769   $        2,266,042
    Accounts receivable                                                    1,079,308            3,539,387
    Note receivable                                                           70,254              113,000
    Prepaid expenses and other                                               267,843               51,460
    Other Current Assets                                                           0               30,476
                                                                     ----------------  -------------------
             Total Current Assets                                          3,185,174            6,000,365
                                                                     ----------------  -------------------


PROPERTY AND EQUIPMENT, NET                                                5,623,959            6,088,500
                                                                     ----------------  -------------------

LAND HELD FOR DEVELOPMENT                                                 23,531,130           23,448,214
                                                                     ----------------  -------------------

OTHER ASSETS
     Prepaid Sales Commissions                                             6,553,688            5,966,504
     Prepaid Sales Commissions - affiliated entity                         3,235,955            2,665,387
     Investment-Senior Notes                                               5,170,000            5,170,000
     Goodwill                                                             14,425,437           14,425,437
     Trademark                                                             1,008,478            1,000,000
     Other                                                                 3,874,494            2,637,574
                                                                     ----------------  -------------------
             Total Other Assets                                           34,268,052           31,864,902
                                                                     ----------------  -------------------

TOTAL ASSETS                                                         $    66,608,315   $       67,401,981
                                                                     ================  ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable          $     9,302,704   $        9,605,235
     Current maturities of notes payable-related parties                     262,312            1,910,629
     Accounts payable and accrued expenses                                 2,007,621            5,618,973
     Accrued expenses - officers                                           1,518,110            1,355,000
     Customer deposits                                                        40,500            2,752,535
     Other                                                                    96,616            2,332,886
     Shareholder advances                                                    393,559              273,312
                                                                     ----------------  -------------------
             Total Current Liabilities                                    13,621,422           23,848,570

Long-term debt and notes payable                                          27,913,777           20,600,062
Deposits on unit pre-sales                                                19,536,945           16,669,347
                                                                     ----------------  -------------------
             Total liabilities                                            61,072,144           61,117,979

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                   10,000               10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                       28                   28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                      272                  272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 and 0 Series "E" shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                       24                   24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       0 and 1,936 Series "F" shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                        -                   19

     Common stock, $.001 par value; 100,000,000 shares authorized;
       9,977,974 shares issued and outstanding at
       March 31, 2005 and December 31, 2004                                    9,978                9,978

     Additional paid-in capital                                           18,716,063           18,558,802

     Accumulated deficit                                                 (13,200,194)         (12,295,121)
                                                                     ----------------  -------------------
             Total Stockholders' Equity                                    5,536,171            6,284,002
                                                                     ----------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    66,608,315   $       67,401,981
                                                                     ================  ===================


                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004



                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                        MARCH 31, 2005       MARCH 31, 2004
                                        --------------       -------------
                                           UNAUDITED           UNAUDITED
                                          (Restated)           (Restated)
Revenue                                  $ 2,675,674        $ 1,186,665

Operating Expenses:
    Depreciation and amortization           (431,382)          (220,072)
    General and administrative expenses   (2,405,156)        (1,974,466)
                                          -----------        -----------

Loss from Operations                        (160,864)        (1,007,873)

Interest Expense                            (393,319)

Minority Interest                                  -            256,624
                                          -----------        -----------
Total Other Income (Expense)                (393,319)           256,624
                                          -----------        -----------

Loss before Income Taxes                    (554,183)          (751,249)

PROVISIONS FOR INCOME TAXES                        -             (1,135)
                                          -----------        -----------

NET LOSS                                    (554,183)          (752,384)

Preferred Stock Dividend                    (350,890)          (275,969)
                                          -----------        -----------

NET LOSS AVAILABLE TO COMMON
      STOCKHOLDERS                       $  (905,073)       $(1,028,353)
                                          ===========        ===========

NET LOSS PER SHARE AVAILABLE
   TO COMMON STOCKHOLDERS:
      BASIC AND DILUTED                        (0.09)             (0.13)
                                          ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                    9,977,974          7,630,961
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

NOTE H - RESTATEMENT

American Leisure has corrected its financial statements to include the accrual of dividends on its preferred stock. American Leisure increased the carrying value of the preferred stock $3,273,370 and increased the accumulated deficit $(3,273,370) at March 31, 2005. The preferred stock dividend increased the loss available to common stockholders $(350,890) and $(275,969) for the three months ended March 31, 2005 and 2004, respectively.

A summary of the restatement is as follows:



                                                             Increase                   As
                               As previously reported       (Decrease)               Restated
                              ------------------------  --------------------  ---------------------
At March 31, 2005
Balance sheet:
  Additional paid-in capital  $            15,442,693   $         3,273,370   $         18,716,063
  Accumulated deficit         $            (9,926,824)  $        (3,273,370)  $        (13,200,194)

Three months ended
  March 31, 2005:
  Statements of Operations:
    Preferred stock dividend  $                     -   $          (350,890)  $           (350,890)
    Net loss available to
      common stockholders     $              (554,183)  $          (350,890)  $           (905,073)

Three months ended
  March 31, 2004:
  Statements of Operations:
    Preferred stock dividend  $                     -   $          (275,969)  $           (275,969)
    Net loss available to
      common stockholders     $              (752,384)  $          (275,969)  $         (1,028,353)


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

OVERVIEW
--------

     American Leisure Holdings, Inc. (the "Company") is in the process of developing an organization that will provide, on an integrated basis, travel services, travel distribution as well as development, sales, management and rentals of destination resorts. To that end we have acquired or established businesses that manage and distribute travel services, develop vacation home ownership and travel destination resorts and develop and operate affinity-based clubs. There is a trend toward consolidation in the travel industry, which has caused us to seek to create a vertically integrated travel services organization that provides comprehensive services to our clients and generates revenue from several sources. We believe that we have a synergistic strategy that involves using our travel distribution, fulfillment and management services to provide consumer bookings at our planned resorts, selling and renting vacation homes that we plan to manage at these resorts, and fulfilling the travel service needs of our affinity-based travel clubs. We also own a call center in Antigua-Barbuda.

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

     We  are  in  the  process  of  integrating the administrative operations of
Hickory and TraveLeaders. The integration process has been slower than we anticipated because it has taken us longer than expected to identify those operations that could be consolidated and determine the allocation and re-assignment of the personnel best suited for the consolidated enterprise. In addition, time has been required to analyze and determine the impact, if any, of certain litigation commenced by Around the World Travel regarding its contracts with Seamless Technologies, Inc. and others. As such, expenditures have been higher than anticipated.

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

     In May 2005, we extended for six months the maturity dates of two notes (payable to third parties) in the aggregate amount to $7,862,250 that matured on March 31, 2005. These notes are not in default as the terms have been extended for six months to September 30, 2005. Total accrued interest on the notes amount to $256,512 as of March 31, 2005.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Going  Concern  Considerations
     ------------------------------

     We have incurred predictable losses while developing our business, and we have negative retained earnings. We expect our travel operations through the end of the current fiscal year to require additional working capital of approximately $1,500,000. If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS  OF  OPERATIONS

Three  Months ended March 31, 2005 Compared to Three Months Ended March 31, 2004
--------------------------------------------------------------------------------

     Revenue increased $1,489,009, or 125%, to $2,675,674 for the three months ended March 31, 2005, as compared to revenue of $1,186,665 for the three months ended March 31, 2004. The increase in revenue was primarily attributable to $1,100,000 from the sale of land in Davenport, Florida.

     Depreciation and amortization expenses increased $211,310, or 96%, to $431,382 for the three months ended March 31, 2005, as compared to depreciation and amortization expenses of $220,072 for the three months ended March 31, 2004. The increase in depreciation and amortization expenses was primarily attributable to the call center and TraveLeaders. We opened the call center and acquired TraveLeaders in the fourth quarter of 2004.

     General and administrative expenses increased $430,690, or 22%, to $2,405,156 for the three months ended March 31, 2005, as compared to general and administrative expenses of $1,974,466 for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily attributable to refurbishment and start-up of the call center and other telecommunications operations.

     Loss from operations decreased $847,009, or 84%, to $160,864 for the three months ended March 31, 2005, as compared to a loss from operations of $1,007,873 for the three months ended March 31, 2004. The decrease in loss from operations was largely due to the sale of land and the resulting increase in revenue.

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

     Loss before income taxes decreased $197,066, or 26%, to $554,183 for the three months ended March 31, 2005, as compared to loss before income taxes of $751,249 for the three months ended March 31, 2004. The decrease in loss before income taxes was largely due to the sale land and the resulting increase in our revenue.

     We did not record a provision for income taxes for the three months ended March 31, 2005. We recorded a provision for income taxes of $1,135 for the three months ended March 31, 2004. Although we have net operating loss carry-forwards that may be used to offset future taxable income and generally expire in varying amounts through 2024, no tax benefit has been reported in the financial statements.

     Net loss decreased $198,201, or 26%, to $554,183 for the three months ended March 31, 2005, as compared to net loss of $752,384 for the three months ended
March 31, 2004. The decrease in net loss and basic and diluted net loss per share was largely due to the sale of land and the resulting increase in our revenue.

     We accrued preferred stock dividend of $350,890 for the three months ended March 31, 2005, as compared to preferred stock dividend of $275,969 for the three months ended March 31, 2004.

     Net loss available to common stockholders decreased $123,280, or 12%, to $905,073 with basic and diluted net loss per share available to common stockholders of $0.09 for the three months ended March 31, 2005, as compared to net loss of $1,028,353 with basic and diluted net loss per share available to common stockholders of $0.13 for the three months ended March 31, 2004. The decrease in net loss and basic and diluted net loss per share available to common stockholders was largely due to the sale of land and the resulting increase in our revenue.

          We had an accumulated deficit of $13,200,194 as of March 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We expect that we will require approximately $1,500,000 through the end of the current fiscal year for working capital for our travel management and services businesses. We are in receipt of a term sheet offer and are currently negotiating the final terms with a national banking institution to provide a $96,600,000 construction loan for the first phase of The Sonesta Orlando Resort at Tierra del Sol. We anticipate closing on the loan during the third quarter of 2005. In connection with this loan, we have also engaged the same banking institution to underwrite the sale of $26,000,000 in bonds issued by Westridge Community Development District. The underwriting on the bonds is completed and the pre-sale bids have been received. We anticipate that the bond sale will be consummated upon the completion of our final negotiations with our construction lender. These bonds will be repaid by residential unit owners in the district over a 30-year period, through a tax assessment by the district. Upon closing of the loan, we expect to repay $7,862,250 of short-term debt plus accrued interest of $256,512. This short-term debt originally matured on March 31, 2005, but in May 2005 was extended for six months. The sum of the construction loan and the bond sale proceeds will provide sufficient capital for the construction of the first phase of The Sonesta Orlando Resort at Tierra del Sol.

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

     We had negative net working capital of $10,436,248 as of March 31, 2005. The ratio of total current assets to total current liabilities was approximately 23% as of March 31, 2005. That ratio will improve upon the retirement of our short-term debts as of the closing of the construction loan referred to above.

     Net cash used in operating activities was $3,891,814 for the three months ended March 31, 2005, as compared to net cash provided by operating activities of $756,335 for the three months ended March 31, 2004. The change from net cash provided by operating activities to net cash used in operating activities was attributable to a net loss of $554,183, an increase in prepaid and other assets of $1,388,560, and an increase in prepaid commissions of $1,157,752 which were primarily offset by an increase in deposits on unit pre-sales of $2,867,598, a decrease in accounts payable and accrued expenses of $4,231,662, a decrease in customer deposits of $2,712,035 and a decrease in receivables of $2,460,079 for the three months ended March 31, 2005.

     Net cash used in investing activities decreased $2,570,171 to $49,757 for the three months ended March 31, 2005, as compared to net cash used in investing activities of $2,619,928 for the three months ended March 31, 2004. The decrease was a result of a decrease in capitalization of real estate carrying costs to $49,757 for the three months ended March 31, 2005, from $733,643 for the three months ended March 31, 2004, a decrease in security deposits and other to $0 for the three months ended March 31, 2005, from $970,429 for the three months ended March 31, 2004, a decrease in advances to Around The World Travel, Inc. to $0 for the three months ended March 31, 2005, from $808,487 for the three months ended March 31, 2004, and a decrease in acquisition of fixed assets to $0 for the three months ended March 31, 2005, from $107,369 for the three months ended March 31, 2004.

     Net cash provided by financing activities increased $1,977,018 to $3,443,298 for the three months ended March 31, 2005, as compared to net cash provided by financing activities of $1,466,280 for the three months ended March 31, 2004. The increase was due to proceeds from debt of $6,391,615 from Stanford that was offset by a payment of debt of $1,300,000 that was retired upon the sale of the land in Davenport, Florida and payments to related parties of $1,648,317 for the three months ended March 31, 2005.

     Previously we have relied on loans from third parties and from related parties to provide working capital and other funding needs. Our outstanding debt includes three credit facilities totaling $11,605,000 in principal amount provided by Stanford.

     At March 31, 2005, we had outstanding principal balance of $11,605,000 under our three credit facilities with Stanford. Our $6,000,000 secured revolving credit facility with Stanford bears interest at a fixed rate of 6% per annum payable quarterly in arrears and matures on December 18, 2008. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $15.00 per share. The $6,000,000 credit facility is guaranteed by Malcolm Wright, our chief executive officer and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited.

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

     All of our credit facilities with Stanford contain customary covenants and restrictions, including covenants that prohibit us from incurring certain types of indebtedness, paying dividends and making specified distributions. Failure to comply with these covenants and restrictions would constitute an event of default under our credit facilities, notwithstanding our ability to meet our debt service obligations. Upon the occurrence of an event of default, the lender may convert the debt to our common stock, accelerate amounts due under the applicable credit facility and may foreclose on collateral and/or seek payment from a guarantor of the credit facility. At March 31, 2005, we believe we were in compliance with the covenants and other restrictions applicable to us under each credit facility.

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

RISK  FACTORS

RISKS  RELATING  TO  OUR  CAPITAL  AND  LIQUIDITY  NEEDS

WE  HAVE  A  LIMITED  HISTORY  OF  OPERATIONS AND WE HAVE A HISTORY OF OPERATING
LOSSES.

     Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As of March 31, 2005, we had an accumulated deficit of $13,200,194.

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

RISKS  RELATED  TO  OUR  TRAVEL  DIVISION

WE NEED APPROXIMATELY $1,500,000 OF CAPITAL THROUGH THE END OF THE CURRENT FISCAL YEAR FOR THE TRAVEL DIVISION THAT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

     We need to raise approximately $1,500,000 through the end of the current fiscal year for the working capital needs for the Travel Division which includes Hickory's requirement through the third quarter of 2005 to cover its seasonal losses, TraveLeaders' requirements during its reorganization to adopt our business models, and our operating costs prior to closing a construction loan (discussed below). If we do not receive a sufficient amount of additional capital on acceptable terms, or at all, we may be unable to fully implement our business plan. We have identified sources of additional working capital, but we do not have any written commitments from third parties or from our officers, directors or majority shareholders. Additional capital may not be available to us on favorable terms, if at all. If we cannot obtain a sufficient amount of additional capital, we will have to delay, curtail or scale back some or all of our travel operations, any of which would materially adversely affect our travel businesses. In addition, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt.

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     In February 2005, the Company granted warrants to Charles J. Fernandez to purchase 100,000 shares of common stock at an exercise price of $1.02 per share for services rendered. Mr. Fernandez currently serves on the Company's advisory board providing the Company with general corporate and business advice. Mr. Fernandez is also a director nominee. Warrants to purchase 50,000 shares vested immediately to Mr. Fernandez. Warrants to purchase the remaining 50,000 shares would vest in equal amounts to Mr. Fernandez on his next two anniversary dates as a director or advisor provided he remains in such service. Mr. Fernandez may exercise the warrants for a period of five years beginning on such vesting dates. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

RELATED  PARTY  TRANSACTIONS

     We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the services from third parties. All ongoing and future transactions with such persons, including any loans from or compensation to such persons, will be approved by a majority of disinterested members of the Board of Directors.

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

     Malcolm J. Wright is the President and 81% majority shareholder of American Leisure Real Estate Group, Inc. On November 3, 2003, we entered into an exclusive development agreement with American Leisure Real Estate Group to provide development services for the development of The Sonesta Orlando Resort at Tierra del Sol. Pursuant to this development agreement, it is responsible for all development logistics and we are obligated to reimburse it for all of its costs and to pay it a development fee in the amount of 4% of the total costs of the project paid by it. As of March 31, 2005, it had administered operations and paid bills in the amount of $5,639,975 and received a fee of 4% (or approximately $225,599) under the development agreement.

     Malcolm J. Wright and members of his family are the majority shareholders of Xpress Ltd., a company that has experience marketing vacation homes in Europe. On November 3, 2003, we entered into an exclusive sales and marketing agreement with Xpress to sell the units in The Sonesta Orlando Resort at Tierra del Sol being developed by us. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by us plus a marketing fee of

1.5%. Pursuant to the terms of the agreement, one-half of the sales fee is payable upon entering into a sales contract (with deposits paid as required by the sales contract) for a unit in the resort and the other half is due upon closing the sale. During the period since the contract was entered into and ended March 31, 2005, the total sales made by Xpress amounted to approximately $215,730,333. As a result of the sales, we are currently obligated to pay Xpress a sales fee of approximately $3,235,955 and a marketing fee of $3,235,955. We will be obligated to pay Xpress the remaining sales fee upon closing the sales of the units. As of March 31, 2005, we have paid Xpress $3,505,748 of cash, issued Xpress 120,000 shares of Series A Preferred Stock valued at $1,200,000, and transferred to Xpress a 1913 Benz automobile valued at $500,000.

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

     In March 2005, we closed on the sale of 13.5 acres of commercial property in Davenport, Polk County, Florida at the corner of U.S. Hwy. 27 and Sand Mine Road. The property was sold for $4,020,000. We paid-off secured debt on the property of $1,300,000 plus accrued interest and other costs. We used the net proceeds for working capital and to pay $1.948,411 of notes payable to related parties attributable to the acquisition and retention of the property.

     Thomas Cornish is a director nominee and has served as a member of our advisory board. He is the President of the Seitlin Insurance Company. Our board of directors has authorized Seitlin to place a competitive bid to provide insurance for The Sonesta Orlando Resort at Tierra del Sol. During 2004 and 2005, Mr. Cornish provided services on our advisory board in consideration for $1,500 and $3,000, respectively. David Levine is a director nominee and has served as a member of our advisory board. He provided services on our advisory board during 2004 and 2005 in consideration for $3,000 and $1,500, respectively. We reimbursed Mr. Levine for travel expenses in the amount of $1,613 and $8,521 during 2004 and 2005, respectively. Charles J. Fernandez, a member of our advisory board and a director nominee, provided services on our advisory board during 2005 for which he was paid $3,000. We authorized warrants to each of Thomas Cornish, Charles J. Fernandez and David Levine to purchase 100,000 shares (or an aggregate of 300,000 shares) of our common stock at an exercise price of $1.02 per share in consideration for their services as advisors. The warrants vested immediately with respect to the purchase of 50,000 shares by each of them. Warrants to purchase the remaining 50,000 shares will vest to each of them in equal amounts on their next two anniversary dates as advisors or Directors, provided they are then serving in one of said capacities.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     ----------------------

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

10.4 (5)    Securities Purchase Agreement with Charles Ganz dated
            January 29,2003

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

10.9 (5)    Registration Rights Agreement with Ted Gershon dated
            January 29, 2003

10.10 (6)   Confirmation of Effective Date and Closing Date of $6,000,000
            Line of Credit

10.11 (6)   Credit Agreement with Stanford for $6,000,000 Line of Credit

10.12 (6)   First Amendment to Credit Agreement with Stanford for $6,000,000
            Line of Credit

10.13 (6)   Mortgage Modification and Restatement Agreement between Tierra Del
            Sol Resort Inc., formerly Sunstone Golf Resort, Inc. ("TDSR") and
            Stanford dated December18, 2003

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

REPORTS ON FORM 8-K

     We filed the following seven (7) reports on Form 8-K with the Commission during the quarter for which this report is filed:

(1) Report of Form 8-K filed on January 6, 2005, to report the acquisition of TraveLeaders and the authorization of 150,000 shares of Series F Preferred Stock.
(2) Report of Form 8-K filed on January 13, 2005, to report the material terms of our agreement with Stanford for $1.25 million of additional financing and the creation of a direct financial obligation therewith.
(3) Report of Form 8-K/A filed on January 13, 2005, to correct the disclosure under the section entitled "Item 1.01 Entry Into A Material Definitive Agreement" of the Form 8-K filed with the Commission on January 6, 2005, and listed in (1), above. We are not assuming any liabilities in connection with litigation matters of Around The World Travel, Inc., including, but not limited to lawsuits against Around The World Travel, Inc. filed by Seamless Technologies, Inc. or Peter Hairston.
(4) Report of Form 8-K filed on February 2, 2005, to report the material terms of an operating agreement and related agreements with Sonesta which delegates to Sonesta substantially all of the hospitality responsibilities within the management of the Sonesta Orlando Resort, which we plan to construct.
(5) Report of Form 8-K filed on February 15, 2005, to report the resignation of a Director, and the nomination of new Directors to fill vacancies created by such resignation and an increase in the number of directors from four to nine.
(6) Report of Form 8-K filed on March 14, 2005, to report the material terms of a sale of approximately 13.67 acres of unimproved land located in Davenport, Florida.
(7) Report of Form 8-K filed on March 28, 2005, to report a change in accountants that was effective August 25, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN LEISURE HOLDINGS, INC.


                                    By:  /s/ Malcolm J. Wright
                                        --------------------------
                                    Name:  Malcolm J. Wright
                                    Title: Chief Executive Officer and
                                           Chief Financial Officer
                                    Date:  July  22,  2005