Form 10QSB
period 2005-06-30
AMERICAN LEISURE HOLDINGS INC
filed 2005-08-22
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended June 30, 2005

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from      to
                                                               ------  ------

                                 Commission file number 333-48312

                        AMERICAN LEISURE HOLDINGS, INC.
                        -------------------------------
      (Exact name of the small business issuer as specified in its charter)

          Nevada                                           75-2877111
  ----------------------                        -------------------------------
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


                                      N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 9, 2005, there were outstanding 10,137,974 shares of the Issuer's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                        AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 30, 2005 AND YEAR ENDED DECEMBER 31, 2004

                                                                    JUNE 30, 2005    DECEMBER 31, 2004
                                                                  -----------------  -----------------
                                                                       UNAUDITED          AUDITED
ASSETS
CURRENT ASSETS:
    Cash                                                             $  1,857,918       $ 2,266,042
    Cash - Restricted                                                   4,649,377                 0
    Accounts receivable, net                                              762,212         3,539,387
    Note receivable                                                        76,755           113,000
    Prepaid expenses and other                                            725,373            51,460
    Other Current Assets                                                        0            30,476
                                                                  -----------------  -----------------
             Total Current Assets                                       8,071,635         6,000,365
                                                                  -----------------  -----------------


PROPERTY AND EQUIPMENT, NET                                             5,352,149         6,088,500
                                                                  -----------------  -----------------

LAND HELD FOR DEVELOPMENT                                              28,686,579        23,448,214
                                                                  -----------------  -----------------

OTHER ASSETS
    Prepaid Sales Commissions                                           7,365,517         5,966,504
    Prepaid Sales Commissions - affiliated entity                       3,643,695         2,665,387
    Investment-Senior Notes                                             5,170,000         5,170,000
    Goodwill                                                           14,425,437        14,425,437
    Trademark                                                           1,000,794         1,000,000
    Other                                                                 594,246         2,637,574
                                                                  -----------------  -----------------
             Total Other Assets                                        32,199,689        31,864,902
                                                                  -----------------  -----------------

TOTAL ASSETS                                                         $ 74,310,052       $67,401,981
                                                                  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable          $  8,613,354       $ 9,605,235
     Current maturities of notes payable-related parties                1,033,216         1,910,629
     Accounts payable and accrued expenses                              2,694,954         5,618,973
     Accrued expenses - officers                                        1,624,083         1,355,000
     Customer deposits                                                          0         2,752,535
     Other                                                                140,915         2,332,886
     Shareholder advances                                                       0           273,312
                                                                  -----------------  -----------------
             Total Current Liabilities                                 14,106,522        23,848,570

Long-term debt and notes payable                                       27,415,853        20,600,062
Deposits on unit pre-sales                                             28,641,009        16,669,347
                                                                  -----------------  -----------------
             Total liabilities                                         70,163,384        61,117,979

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                 10,000            10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                     28                28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                    272               272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 and 0 Series "E" shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                     24                24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       1,936 and 0 Series "F" shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                      0                19
     Common stock, $.001 par value; 100,000,000 shares authorized;
       10,137,974 and 9,977,974 shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                 10,138             9,978

     Additional paid-in capital                                        15,442,693        15,636,322

     Accumulated deficit                                              (11,316,487)       (9,372,641)
                                                                  -----------------  -----------------
             Total Stockholders' Equity                                 4,146,668         6,284,002
                                                                  -----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 74,310,052       $67,401,981
                                                                  =================  =================


                                       AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                             SIX MONTHS ENDED JUNE 30, 2005 AND 2004




                                                SIX MONTHS ENDED   SIX MONTHS ENDED  THREE MONTHS ENDED  THREE MONTHS ENDED
                                                  JUNE 30, 2005      June 30, 2004     June 30, 2005       June 30, 2004
                                                   ------------      ------------      ------------        ------------
                                                    UNAUDITED          UNAUDITED         UNAUDITED           UNAUDITED
Revenue                                            $ 4,498,920        $ 2,344,947       $ 1,823,246        $ 1,158,282

Operating Expenses:
    Depreciation and amortization                     (813,927)          (442,992)         (382,545)          (222,920)
    General and administrative expenses             (4,677,198)        (3,782,683)       (2,272,042)        (1,880,181)
                                                   ------------       ------------      ------------       ------------


Loss from Operations                                  (992,205)        (1,880,728)         (831,341)          (944,819)

Interest Expense                                      (736,845)          (192,072)         (343,526)          (120,108)

Minority Interest                                            -            484,286                 -            227,662

Equity in operations of unconsolidated affiliate      (214,795)                 -          (160,849)                 -

Total Other Income (Expense)                          (951,640)           292,214          (504,375)           107,554
                                                   ------------       ------------      ------------       ------------

Loss before Income Taxes                            (1,943,845)        (1,588,514)       (1,335,716)          (837,265)

PROVISIONS FOR INCOME TAXES                                  -             (3,870)                -             (1,135)
                                                   ------------       ------------      ------------       ------------

NET LOSS                                           $(1,943,845)       $(1,592,384)      $(1,335,716)       $  (838,400)
                                                   ============       ============      ============       ============

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                                  (0.26)             (0.28)            (0.17)             (0.14)
                                                   ============       ============      ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             10,001,841          7,759,642        10,025,447          7,888,324
                                                   ============       ============      ============       ============

                           AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                        SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                          JUNE 30, 2005    JUNE 30, 2004
                                                                            ------------   ------------
                                                                             UNAUDITED       UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                             $(1,943,845)  $(1,592,384)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                      813,927       442,992
             Non-cash interest expense                                          736,845             -
             Loss on Sale of AVR                                                      -       113,529
             Gain on settlement of litigation                                         -      (145,614)
          Changes in assets and liabilities:
             Decrease in receivables                                          2,777,175     1,382,250
             Decrease (Increase) in prepaid and other assets                  1,435,342       (58,630)
             Increase in advances receivable                                          -      (101,864)
             Increase in prepaid commissions                                 (2,377,321)            -
             Increase (Decrease) in shareholder advances & notes payable        141,635      (101,864)
             Increase (Decrease) in deposits on unit pre-sales               11,971,662    (5,947,214)
             Decrease (Increase) in customer deposits                        (2,752,535)    7,251,917
             Decrease (Increase) in accounts payable and accrued expenses    (5,015,865)       16,221
                                                                            ------------  ------------

             Net cash provided by (used in) operating activities              5,787,020     1,259,339
                                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of AWT Assets                                               10,602,635             -
     Investment in non-marketable securities                                          -        (5,250)
     Investment in non-consolidated subsidiaries                                      -       (20,427)
     Increase in notes receivable                                                     -    (2,114,020)
     Acquisition of fixed assets                                                (77,576)     (212,205)
     Capitalization of real estate carrying costs                            (5,238,206)   (1,802,526)
                                                                            ------------  ------------

             Net cash used in investing activities                            5,286,853    (4,154,428)
                                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt                                                         (6,114,651)            -
     Proceeds from notes payable                                                      -     5,516,169
     Payments of notes payable - related parties                               (717,969)     (552,504)
     Proceeds from sale of securities                                                 -           600
     Proceeds from shareholder advances                                               -      (387,191)
                                                                            ------------  ------------

             Net cash provided by financing activities                       (6,832,620)    4,577,074
                                                                            ------------  ------------

             Net decrease in cash                                             4,241,253     1,681,985

CASH AT BEGINNING PERIOD                                                      2,266,042       734,852
                                                                            ------------  ------------

CASH AT END OF PERIOD                                                       $ 6,507,295   $ 2,416,837
                                                                            ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                 $   696,065   $   360,000
                                                                            ============  ============
     Cash paid for income taxes                                             $         -   $         -
                                                                            ============  ============

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2005 and December 31, 2004, the related consolidated statements of operations for the six and three months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, (the financial statements) include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and restated Financial Statements and notes thereto included in the Company's December 31, 2004, Form 10-KSB/A, Amendment No. 2, the Company's March 31, 2005 Form 10-QSB/A, Amendment No. 1 and the Company's Forms 8-K & 8-K/A filings.

NOTE B - REVENUE RECOGNITION

American Leisure recognizes revenues on the accrual method of accounting. For the sales of units on the Orlando property, revenues will be recognized upon the close of escrow for the sales of its real estate. Operating revenues earned will be recognized upon the completion of the earning process.

Revenues from American Leisure's call center are recognized on the equity basis from the joint venture entity, Caribbean Media Group, Ltd.

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

NOTE C - PROPERTY AND EQUIPMENT, NET

As of June 30, 2005, property and equipment consisted of the following:

                                          Useful
                                           Lives          Amount
                                        ----------      ----------
Equipment                                   3-5         $7,655,203
Furniture & fixtures                        5-7          1,578,861
                                                        ----------
Subtotal                                                 9,234,064
Less: accumulated depreciation and amortization          3,881,915
                                                        ----------
Property and equipment, net                             $5,352,149
                                                        ==========

Depreciation expense for the six-month and three-month period ended June 30, 2005 amounts to $813,927 and $382,545 respectively.

NOTE D - LONG-TERM DEBT AND NOTES PAYABLE

Two notes which amount to $7,862,250 ($6 million with Grand Bank and $1,862,250 with Raster Investments) matured on March 31, 2005. These notes are not in default and the terms have been extended for an additional six months. Total accrued interest on the notes amount to $431,936.

NOTE E - NOTES PAYABLE - RELATED PARTIES

The Current maturities of notes payable - related parties is as follows:

        Xpress Ltd                                   $ 522,145
        Officers of Hickory Travel Services            374,445
        Malcolm Wright                                  12,364
        Peter Webb                                     124,262
                                                   -----------
        Notes payable - related parties             $1,033,216
                                                   ===========

The current portion of notes payable includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $374,445. $222,892 of such amount is owed to L. William Chiles, a Director of the Company.

Included in Long-term debt and notes payable are debts and notes payable to the following related parties:

          Officers of Hickory Travel Services          $589,947
                                                 --------------
          Related party debt and notes                 $589,947
                                                 ==============

The long-term portion of notes payable includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $589,947. $209,004 of such amount is owed to L. William Chiles, a Director of the Company.

NOTE  F  -  ACQUISITIONS

On December 31, 2004, American Leisure Equities Corporation (the "Purchaser") a wholly-owned subsidiary of American Leisure, entered into an Asset Purchase Agreement (hereinafter referred to as "APA") with Around The World Travel, Inc. (the "Seller"), pursuant to which the Seller agreed to sell substantially all of its assets to the Purchaser. Under the terms of the APA, the Seller conveyed to the Purchaser all of the assets necessary to operate the Business, including substantially all of the Seller's tangible and intangible assets and certain agreed operating liabilities.

The purchase price for the assets transferred under the APA is an amount equal to the fair value of the Business ($16 million, established by an unaffiliated investment-banking firm, calculated on a going concern basis), plus $1.5 million, for a total purchase price of $17.5 million. On the date of acquisition the company impaired the value of the acquired assets in the amount of $1,500,000 resulting in total assets acquired of $16,000,000.

The APA was amended on March 31, 2005. The original APA indicated that the Purchaser will pay the purchase price on or before June 30, 2005 through a combination of a number of different currencies including but limited to the application of short term debt owed to the Company, the assumption of specific liabilities, the payment to certain AWT creditors on behalf of AWT and potentially certain preferred stock of the Company. Pursuant to the terms of the APA, the Seller and the Purchaser have entered into a Management Agreement, under which the Seller manages the Business on behalf of the Purchaser. The Seller and the Purchaser also entered into a License Agreement, under which the Purchaser granted the Seller a non-exclusive license to use certain trade names and related intellectual property in connection with the performance of its duties under the Management Agreement. The License Agreement will expire simultaneously with the Management Agreement. The amendment changed the consideration for the purchase price to a combination of 1) issuance to Seller of a note payable in the amount of $8,483,330; 2) reduction of certain amounts owed by the Seller to Purchaser in the amount of $4,774,619; and 3) the assumption of certain liabilities of the Seller in the amount of $4,242,051. The Series F preferred stock issuance in the original APA was cancelled. During the first quarter, certain of the assets, doubtful receivables, pre-paids and security deposits were transferred to Seller as reduction of the note payable. The note was further reduced by a set-off of the amount of the Accounts Receivable deemed received and retained by AWT. AWT had sold the Accounts
Receivable to the Company on December 31, 2004. In lieu of segregating and remitting the payments received on the Accounts Receivables, AWT was permitted to apply said amounts as a credit to the Company's note payable. The balance due under the note payable, as determined on June 30, 2005, by application of the known credits for accounts receivable and other authorized offsets is $6,356,740. The note provides for the right of the holder (Purchaser) to set off any sums incurred by the holder (Purchaser) for the business affairs of the maker (Seller) and any cash advances made by holder (Purchaser) to maker (Seller) outside of the amortization schedule.

The excess purchase price over the fair value of net tangible assets was $12,585,435, all of which was allocated to goodwill. No impairment of the goodwill amount occurred during the quarter covered by this report.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

                             Total
                         -----------
Current assets           $ 1,850,109
Property and equipment       287,975
Deposits                     276,481
Trademark                  1,000,000
Goodwill                  12,585,435
                         -----------
  Total assets acquired  $16,000,000
                         ===========
Notes assumed              4,424,051
Debt forgiven              4,774,619
Note issued                8,483,330
                         -----------
Consideration            $17,500,000
                         ===========

NOTE G - RELATED PARTY TRANSACTIONS

The Company accrues salaries payable to Malcolm Wright in the amount of $500,000 per year (and $250,000 per year in 2002 and 2003) with interest at 12%. As of June 30, 2005, the amount of salaries payable accrued to Mr. Wright was $1,418,750.

The Company accrued director fees to each of its three (3) directors in an amount of $18,000 per year for their services as directors of the Company. No payments of director fees were paid during the current quarter and the balance of accrued director fees as of the end of the quarter covered by this report amounts to $145,500.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 Tierra Del Sol Resort, Inc. ("TDSR"), a wholly-owned subsidiary of American Leisure, entered into an exclusive
Development Agreement with ALRG to provide development services for the development of The Sonesta Orlando Resort at Tierra del Sol. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through June 30, 2005 the total costs plus fees amounted to $6,427,706.

A trust for the natural heirs of Malcolm Wright is the majority shareholders of Xpress Ltd. ("Xpress"). On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR payable in two installments: one-half of the fee is paid when the rescission period has elapsed in a unit sales agreement and one-half is paid upon the conveyance of the unit. The agreement also provides for a marketing fee of 1.5% of the total sales prices received by TDSR. The marketing fee is paid when the first segment of the sales fee is paid. During the period since the contract was entered into and ended June 30, 2005 the total sales amounted to approximately $242,912,970. As a result of the sales, TDSR is currently obligated to pay Xpress a total fee of $7,287,389. As of June 30, 2005, $6,765,244 has been paid to Xpress and $522,145 remains unpaid and is included in Current maturities of notes payable - related parties (see Note E regarding Notes payable - Related parties). Based on the sales contracts as of June 30, 2005, TDSR will be obligated to pay Xpress $3,643,694, the other half of the sales fee, upon the conveyance of the units.

NOTE H - NET INCOME (LOSS) PER SHARE
Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income
(loss) per share as follows:


  Description                  Six months   Six months  Three months  Three months
                                 ended        ended        ended        ended
                               6/30/2005    6/30/2004    6/30/2005    6/30/2004
                              -----------  -----------  -----------  -----------
NET LOSS (as reported)        (1,943,845)  (1,592,384)  (1,335,716)    (838,400)

UNDECLARED PREFERRED
STOCK DIVIDEND                  (701,780)    (551,938)    (350,890)    (275,969)
                              -----------  -----------  -----------  -----------

NET LOSS AFTER PREFERRED
STOCK DIVIDEND                (2,645,625)  (2,144,322)  (1,686,606)  (1,114,369)

NET INCOME (LOSS) PER SHARE
    BASIC AND DILUTED              (0.26)       (0.28)       (0.17)       (0.14)

NOTE I - SUBSEQUENT EVENTS

On August 16, 2005, TDSR received two commitments from KeyBank, N.A. for credit facilities that will be used for the development of TDSR Phase I. One credit facility provides $96.6 million for a term of twenty-four months as a development loan at 275 basis points over the 30-day LIBOR. An additional credit facility provides $14.85 million for a term of eighteen months as a land loan secured by Phase II at 310 basis points over the 30-day LIBOR. The total credit facility amounts to $111.45 million. The industry standard fees to KeyBank, N.A. for the credit facilities include a 1% commitment fee ($1,114,500) plus an administration fee of $150,000 per annum.

NOTE J - RECLASSIFICATIONS

Certain amounts in the June 30, 2004 financial statements have been reclassified to conform with the June 30, 2005 financial statement presentation.

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

     Malcolm J. Wright, our President, Chief Executive Officer, Chief Financial Officer, a Director and one of our founders, has successfully developed vacation properties in Europe. We are currently developing our first luxury vacation home and destination resort, The Sonesta Orlando Resort at Tierra del Sol and relying on Mr. Wright's experience to do so. The resort will include 540 town homes and 432 condominiums. The resort will be constructed in two phases. The first phase is scheduled to include a total of 430 units, a 126,000 square foot clubhouse (84,000 approximate square footage under air), and a large swimming and recreation complex which will include a combination pool and lazy river swimming feature, an outdoor sports bar and food service area, restroom facilities, showers, water-slides, beach volleyball and extensive sundecks. In June 2005, we began the earth moving and clearing process on the land for the resort. Construction on the second phase is expected to start during 2006 and overlap with construction on the first phase. The second phase is scheduled to include 542 units and additional resort amenities, including miniature golf, a flow rider water attraction, a wave pool, a rapid river and a children's multilevel interactive water park as well as additional clubhouse improvements, include the finishing, equipping and furnishing of banquet and meeting rooms, casual and fine dining restaurants, a full service spa, a sales center and an owners' club. The first phase has been fully pre-sold for $166,000,000. Total sales to date on both phases currently total $255,000,000. Upon completion of these units, we will offer our management services to certain purchasers to permit them to voluntarily include their qualifying units in a rental program that we will operate. In addition, we will retain a 45-day, right of first refusal to repurchase the units in the resort that become available for resale. We recently obtained commitments from KeyBank National Association ("KeyBank") for two credit facilities: one in the amount of $96,600,000 as a development and construction facility for the first phase of the resort, and the other in the amount of $14,850,000 as a land loan for the second phase of the resort. In addition, KeyBank Capital Markets, an entity related to KeyBank, will underwrite the sale of $25,995,000 in bonds issued by the Westridge Community Development District to fund the first phase of sitework for the resort. The credit facilities and the bond sale are discussed below in more detail in "Liquidity and Capital Resources" under the heading "KeyBank Commitments."

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

     In October 2003, we acquired a 51% interest in Hickory Travel Systems, Inc. Hickory is a travel management service organization that primarily serves its network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agents worldwide that focus on corporate travel. The services provided by Hickory include a 24-hour reservation service, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs and marketing services. Our business plan includes the acquisition of additional travel agencies so that we can compete for greater volume buying discounts and market share. We view the members of Hickory as a resource for future acquisitions of viable travel agencies.

     We are in the process of integrating the administrative operations of Hickory and TraveLeaders. The integration process has been slower than we anticipated because it has taken us longer than expected to identify those operations that could be consolidated and determine the allocation and re-assignment of the personnel best suited for the consolidated enterprise. In addition, time has been required to analyze and determine the impact, if any, of certain litigation commenced by Around the World Travel regarding its contracts with Seamless Technologies, Inc. and others. As such, expenditures have been higher than anticipated. We now have been fully indemnified for any and all costs in relation to any litigation in relation to the acquisition of Around the World Travel assets.

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

     We also currently generate modest revenue from our call center joint venture in Antigua. We expect revenues from our call center operations to increase throughout the year based on indications from a major client that it will require more seats in September 2005.

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

     We amended our agreement with Around The World Travel, Inc. effective March 31, 2005, to change the manner in which we paid for the TraveLeaders assets that we acquired on December 31, 2004. The purchase price of $17,500,000 was determined by adding $1,500,000 to the fair value ($16,000,000) of the business as a going concern as determined by management using an appraisal performed by an independent investment banking firm. Pursuant to the terms of the original asset purchase agreement and prior to the completion of the independent valuation, we were to assume and forgive an aggregate of $17,306,352 in liabilities and issue 1,936 shares of our Series F preferred stock valued at $193,648 in consideration for the assets. Under the amendment, the liabilities assumed were reduced to $4,242,051, we forgave certain working capital loans in the amount of $4,774,619 that Around The World Travel owed to us and we cancelled the issuance of Series F preferred stock. In addition, we issued a 60 month, 6% per annum note in favor of Around The World Travel in the principal amount of $8,483,330. During the first quarter of 2005, we transferred to Around The World Travel doubtful receivables, pre-paids and security deposits that we had acquired pursuant to the asset purchase agreement to reduce the amount of the note. We also allowed Around The World Travel to retain an amount of accounts receivable that we had acquired, which further offset the note. The final balance due under the note as of June 30, 2005, after the offsets, was $6,356,740, which was evidenced by a new note.

     In May 2005, we extended the maturity dates of two notes (payable to third parties) in the aggregate amount to $7,862,250 that matured on March 31, 2005 to September 30, 2005.

     On August 16, 2005, we obtained commitments from KeyBank for two credit facilities to be used in the development of The Sonesta Orlando Resort at Tierra del Sol. KeyBank has committed to fund or to syndicate $96,600,000 as a development and construction facility for the first phase of the resort. KeyBank has also committed to fund a second credit facility in the amount of $14,850,000 as a land loan for the second phase of the resort. We expect to close both credit facilities within sixty to ninety days of the commitment letters. In addition, KeyBank Capital Markets will underwrite the sale of $25,995,000 in bonds issued by the Westridge Community Development District to fund the first phase of sitework for the resort. See "Liquidity and Capital Resources" under the heading "KeyBank Commitments," below.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Going  Concern  Considerations
     ------------------------------

We have incurred predictable losses while developing our business, and we have negative retained earnings. We expect our travel operations through the end of the current fiscal year to require additional working capital of approximately $750,000. If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Revenues from our call center are recognized on the equity basis from the joint venture that operates the call center. We own 39.69% of the joint venture.

     We have entered into 720 pre-construction sales contracts for units in The Sonesta Orlando Resort at Tierra del Sol. We will recognize revenue when title is transferred to the buyer.

     Goodwill
     --------

     We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No.
144. In 2004, we recorded an impairment of $1,500,000 related to the acquisition of the TraveLeaders assets in December 2004, based on our payment of more than fair value as determined by an independent investment bank. Our remaining goodwill of $14,425,437 has not been impaired as of June 30, 2005, and is evaluated on an annual basis or whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable.

RESULTS  OF  OPERATIONS

Three  Months  ended  June 30, 2005 Compared to Three Months Ended June 30, 2004
--------------------------------------------------------------------------------

     Revenue increased $664,964, or 57%, to $1,823,246 for the three months ended June 30, 2005, as compared to revenue of $1,158,282 for the three months ended June 30, 2004. The increase in revenue was primarily attributable to increased travel revenues for summer travel which was offset by a higher than expected loss from the call center operations.

     Depreciation and amortization expense increased $159,625, or 72%, to $382,545 for the three months ended June 30, 2005, as compared to depreciation and amortization expense of $222,920 for the three months ended June 30, 2004. The increase in depreciation and amortization expense was primarily attributable to the additional assets that we acquired from Around The World Travel, Inc. and the call center assets becoming eligible for depreciation when our call center operations began in January 2005. Our depreciable assets consisted of office equipment, furniture and fixtures and telecommunications equipment.

     General and administrative expenses increased $391,861, or 21%, to $2,272,042 for the three months ended June 30, 2005, as compared to general and administrative expenses of $1,880,181 for the three months ended June 30, 2004. The increase in general and administrative expenses was primarily attributable to general expenses, personnel and rent for the call center operations which began in January 2005 as well as an increase in administrative personnel and professional fees for the real estate operations that we have incurred since the groundbreaking in February 2005 of The Sonesta Orlando Resort at Tierra del Sol. Our general and administrative expenses consisted of the following categories: personnel, facility, technology and telecommunications, professional fees and other general and administrative expenses.

     Loss from operations decreased $113,478, or 12%, to $831,341 for the three months ended June 30, 2005, as compared to a loss from operations of $944,819 for the three months ended June 30, 2004. The decrease in loss from operations was due to the increase in revenue which was offset by the increase in depreciation and amortization expense and general and administrative expenses.

     Interest expense increased $223,418, or 186%, to $343,526 for the three months ended June 30, 2005, as compared to interest expense of $120,108 for the three months ended June 30, 2004. During the period from December 2003 to December 2004, we received a total of $11,505,000 of convertible debt financing from Stanford Venture Capital Holdings, Inc. ("Stanford"). Interest expense increased as a result of the debt financing that we received from Stanford.

     We did not have income or loss attributable to minority interest for the three months ended June 30, 2005, as compared to income attributable to minority interest of $227,662 for the three months ended June 30, 2004.

     Loss from equity in operations of unconsolidated affiliate was $160,849 for the three months ended June 30, 2005, which was attributable to our 39.69% interest in the joint venture that operates the call center. We did not have an interest in these operations for the three months ended June 30, 2004.

     Loss before income taxes increased $498,451, or 60%, to $1,335,716 for the three months ended June 30, 2005, as compared to loss before income taxes of $837,265 for the three months ended June 30, 2004. The increase in loss before income taxes was due to the increase in interest expense, the loss from equity in operations of unconsolidated affiliate and the decrease in income attributable to minority interest.

     We did not record a provision for income taxes for the three months ended June 30, 2005. We recorded a provision for income taxes of $(1,135) for the three months ended June 30, 2004. Although we have net operating loss carry-forwards that may be used to offset future taxable income and generally expire in varying amounts through 2024, no tax benefit has been reported in the financial statements.

     Net loss increased $497,316, or 59%, to $1,335,716 for the three months ended June 30, 2005, as compared to net loss of $838,400 for the three months ended June 30, 2004. The increase in net loss and basic and diluted net loss per share was due to the increase in loss before income taxes.

     We accrued undeclared preferred stock dividend of $350,890 for the three months ended June 30, 2005, as compared to undeclared preferred stock dividend of $275,969 for the three months ended June 30, 2004. The increase in undeclared preferred stock dividend was due to the issuance of additional shares of preferred stock with cumulative dividends during 2004.

     Net loss after preferred stock dividend increased $572,237, or 51%, to $1,686,606 with basic and diluted net loss per share of $0.17 for the three months ended June 30, 2005, as compared to net loss of $1,114,369 with basic and diluted net loss per share of $0.14 for the three months ended June 30, 2004. The increase in net loss after preferred stock dividend and basic and diluted net loss per share was due to the increase in preferred stock dividend.

Six  Months  ended  June  30,  2005  Compared  to Six Months Ended June 30, 2004
--------------------------------------------------------------------------------

     Revenue increased $2,153,973, or 92%, to $4,498,920 for the six months ended June 30, 2005, as compared to revenue of $2,344,947 for the six months ended June 30, 2004. The increase in revenue was primarily attributable to the additional revenues from the acquisition of assets from Around The World Travel, Inc and the gain from the sale of property in March 2005.

     Depreciation and amortization expense increased $370,935, or 84%, to $813,927 for the six months ended June 30, 2005, as compared to depreciation and amortization expense of $442,992 for the six months ended June 30, 2004. The increase in depreciation and amortization expense was primarily attributable to the additional assets that we acquired from Around The World Travel, Inc. and the call center assets becoming eligible for depreciation when our call center operations began in January 2005. Our depreciable assets consisted of office equipment, furniture and fixtures and telecommunications equipment.

     General and administrative expenses increased $894,515, or 24%, to $4,677,198 for the six months ended June 30, 2005, as compared to general and administrative expenses of $3,782,683 for the six months ended June 30, 2004. The increase in general and administrative expenses was primarily attributable to general expenses, personnel and rent for the call center operations which began in January 2005 as well as an increase in administrative personnel and professional fees for the real estate operations that we have incurred since the groundbreaking in February 2005 of The Sonesta Orlando Resort at Tierra del Sol. Our general and administrative expenses consisted of the following categories: personnel, facility, technology and telecommunications, professional fees and other general and administrative expenses.

     Loss from operations decreased $888,523, or 47%, to $992,205 for the six months ended June 30, 2005, as compared to a loss from operations of $1,880,728 for the six months ended June 30, 2004. The decrease in loss from operations was due to the increase in revenue which was offset by the increase in depreciation and amortization expense and general and administrative expenses.

     Interest expense increased $544,773, or 284%, to $736,845 for the six months ended June 30, 2005, as compared to interest expense of $192,072 for the six months ended June 30, 2004. During the period from December 2003 to December 2004, we received a total of $11,505,000 of convertible debt financing from Stanford. Interest expense increased as a result of the debt financing that we received from Stanford.

     We did not have income or loss attributable to minority interest for the six months ended June 30, 2005, as compared to income attributable to minority interest of $484,286 for the six months ended June 30, 2004.

     Loss from equity in operations of unconsolidated affiliate was $214,795 for the six months ended June 30, 2005, which was attributable to our 39.69% interest in the joint venture that operates the call center. We did not have an interest in these operations for the six months ended June 30, 2004.

     Loss before income taxes increased $355,331, or 22%, to $1,943,845 for the six months ended June 30, 2005, as compared to loss before income taxes of $1,588,514 for the six months ended June 30, 2004. The increase in loss before income taxes was due to the increase in interest expense, the loss from equity in operations of unconsolidated affiliate and the decrease in income attributable to minority interest.

     We did not record a provision for income taxes for the six months ended June 30, 2005. We recorded a provision for income taxes of $(3,870) for the six months ended June 30, 2004. Although we have net operating loss carry-forwards that may be used to offset future taxable income and generally expire in varying amounts through 2024, no tax benefit has been reported in the financial statements.

     Net loss increased $351,461, or 22%, to $1,943,845 for the six months ended June 30, 2005, as compared to net loss of $1,592,384 for the six months ended
June 30, 2004. The increase in net loss was due to the increase in loss before income taxes.

     We accrued undeclared preferred stock dividend of $701,780 for the six months ended June 30, 2005, as compared to undeclared preferred stock dividend of $551,938 for the six months ended June 30, 2004. The increase in undeclared preferred stock dividend was due to the issuance of additional shares of preferred stock with cumulative dividends during 2004.

     Net loss after preferred stock dividend increased $501,303, or 23%, to $2,645,625 with basic and diluted net loss per share of $0.26 for the six months ended June 30, 2005, as compared to net loss of $2,144,322 with basic and diluted net loss per share of $0.28 for the six months ended June 30, 2004. The increase in net loss after preferred stock dividend was due to the increase in preferred stock dividend. The decrease in basic and diluted net loss per share was due to an increase in the basic and diluted weighted average shares outstanding of 10,001,841 for the six months ended June 30, 2005, as compared to basic and diluted weighted average shares outstanding of 7,759,642 for the six months ended June 30, 2004.

     We  had  an  accumulated  deficit  of  $11,316,487  as  of  June  30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We expect that we will require approximately $750,000 through the end of the current fiscal year for working capital for our travel management and services businesses. Also, in November, 2005, $1,250,000 of our credit facility with Stanford is scheduled to mature, we anticipate either revolving the facility or repaying them via refinancing our accounts receivable with a commercial bank. In September 2005 two notes (payable to third parties) in the aggregate amount $7,862,250 plus accrued interest of $431,936 as of June 30, 2005 are due to mature. We plan to repay the notes with part of the funds that we plan to receive from KeyBank and the bond sale by the Westridge Community Development District. As discussed below, we recently obtained commitments from KeyBank for two credit facilities in the aggregate amount of $111,450,000 for The Sonesta Orlando Resort at Tierra del Sol. In addition, KeyBank Capital Markets will underwrite the sale of $25,995,000 in bonds issued by the Westridge Community Development District to fund the first phase of sitework for the resort. The underwriting on the bonds is completed and the pre-sale bids have been received. We anticipate that the bond sale will be consummated upon the completion of the syndication by KeyBank of part of the credit facilities. The bonds will be repaid by residential unit owners in the district over a 30-year period, through a tax assessment by the district. We estimate that the sum of the funds from the credit facilities, the completion of the sale of our 40 acres of commercial land and the bond sale proceeds will provide sufficient capital for the construction of the first phase of The Sonesta Orlando Resort at Tierra del Sol.

     In addition, to partially fund our development costs at The Sonesta Orlando Resort at Tierra del Sol, we have used cash from buyers' deposits, after providing the disclosure required by Florida law, on the pre-sold town homes for which the buyer has waived the requirements to maintain the funds in escrow. The deposits on the town homes range from 10% to 20% of the purchase price. As of June 15, 2005, approximately 90% of the buyers of town homes in the resort have waived the escrow requirement and these funds have been expended for our project related costs. Our contract for the condominiums requires a 20% deposit. All of the deposits received on condominium contracts are maintained in escrow. Provided the purchaser has waived escrow, we may use any condominium contract deposit in excess of 10% to fund the hard costs of construction of their unit. In the event we post a bond according to Florida law, we will also be permitted to use the bonded portion of the deposits on the condominiums for the projects development and construction costs.

     We had total current assets of $8,071,635 as of June 30, 2005, which consisted of cash of $6,507,295, of which $4,649,377 was restricted, accounts receivable of $762,212, prepaid expenses and other assets of $725,373, and note receivable of $76,755. The restricted cash is for deposits received on pre-sale contracts, which are being held in escrow. The majority of accounts receivable represents the travel receivables of Hickory. Other assets consist of deferred acquisition costs, investment in subsidiaries, and member contracts and customer lists of our Travel Division.

     We had total current liabilities of $14,106,522 as of June 30, 2005, which consisted of current maturities of long-term debt and notes payable of $8,613,354, accounts payable and accrued expenses of $2,694,954, accrued expenses to officers of $1,624,083, current maturities of notes payable to related parties of $1,033,216 of which approximately $534,509 was owed to our CEO/director and his affiliates and $222,892 was owed to another director, and other current liabilities of $140,915. We expect to close the credit facilities with KeyBank during the fourth quarter of 2005, and use part of the funds to pay off current maturities of long-term debt and notes payable of $8,613,354, which includes two notes (payable to third parties) in the aggregate amount $7,862,250 plus accrued interest of $431,936 as of June 30, 2005 that are scheduled to mature in September 2005.

     We had negative net working capital of $6,034,887 as of June 30, 2005. The ratio of total current assets to total current liabilities was approximately 57% as of June 30, 2005. That ratio will improve after we pay off current maturities of long-term debt and notes payable with part of the funds that we expect to receive from KeyBank as referred to above.

     Net cash provided by operating activities was $5,787,020 for the six months ended June 30, 2005, as compared to net cash provided by operating activities of $1,259,339 for the six months ended June 30, 2004. The increase in net cash provided by operating activities for the six months ended June 30, 2005 was attributable to an increase in deposits on unit pre-sales of $11,971,662, a decrease in receivables of $2,777,175, a decrease in prepaid and other assets of $1,435,342, an adjustment of $813,927 for depreciation and amortization, an adjustment of $736,845 for non-cash interest expense, and an increase in shareholder advances and notes payable of $141,635 which were offset by a decrease in accounts payable and accrued expenses of $5,015,865, a decrease in customer deposits of $2,752,535, net loss of $1,943,845 and an increase in prepaid commissions of $2,377,321.

     Net cash provided by investing activities was $5,286,853 for the six months ended June 30, 2005, as compared to net cash used in investing activities of $4,154,428 for the six months ended June, 2004. The change from net cash used in investing activities to net cash provided by investing activities was primarily attributable to the acquisition of AWT assets of $10,602,635 for the six months ended June 30, 2004.

     Net cash used in financing activities was $6,832,620 for the six months ended June 30, 2005, as compared to net cash provided by financing activities of $4,577,074 for the six months ended June 30, 2004. The change from net cash provided by financing activities to net cash used in financing activities was due to the payment of debt of $6,114,651 and payments of notes payable to related parties of $717,969 for the six months ended June 30, 2005.

     Previously we have relied on loans from third parties and from related parties to provide working capital and other funding needs. Our outstanding debt includes three credit facilities totaling $11,605,000 in principal amount provided by Stanford. We recently obtained commitments from KeyBank for two credit facilities in an aggregate of $111,450,000 for The Sonesta Orlando Resort at Tierra del Sol. In addition, KeyBank Capital Markets will underwrite the sale of $25,995,000 in bonds issued by the Westridge Community Development District to fund the first phase of sitework for the resort.

Stanford  Credit  Facilities
----------------------------

     At June 30, 2005, we had outstanding principal balance of $11,605,000 under our three credit facilities with Stanford. Our $6,000,000 secured revolving credit facility with Stanford bears interest at a fixed rate of 6% per annum payable quarterly in arrears and matures on December 18, 2008. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $15.00 per share. The $6,000,000 credit facility is guaranteed by Malcolm Wright, our chief executive officer and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited.

     Our $4,250,000 secured revolving credit facility with Stanford bears interest at a fixed rate of 8% per annum payable quarterly in arrears. The credit facility is comprised of two tranches. The first tranche of $1,250,000 matures in November, 2005, may solely be used for the working capital of our Hickory and TraveLeaders travel business and must immediately be repaid to the extent that the borrowed amount together with accrued and unpaid interest exceeds a borrowing base which is generally calculated as the lesser of $1,250,000, or 50% of the dollar amount of TraveLeaders eligible accounts receivable minus such reserves as the lender may establish from time to time in its discretion. The second tranche of $3,000,000 matures on April 22, 2007. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

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

     All of our credit facilities with Stanford contain customary covenants and restrictions, including covenants that prohibit us from incurring certain types of indebtedness, paying dividends and making specified distributions. Failure to comply with these covenants and restrictions would constitute an event of default under our credit facilities, notwithstanding our ability to meet our debt service obligations. Upon the occurrence of an event of default, the lender may convert the debt to our common stock, accelerate amounts due under the applicable credit facility and may foreclose on collateral and/or seek payment from a guarantor of the credit facility. At June 30, 2005, we believe we were in compliance with the covenants and other restrictions applicable to us under each credit facility.

KeyBank  Commitments
--------------------

     On August 16, 2005, KeyBank and Tierra Del Sol Resort, Limited Partnership, a special purpose development company of which a subsidiary of ours is the 99% limited partner, along with seven special purpose entities that are owned by the limited partnership, entered into commitment letter for KeyBank to provide a credit facility to be used in the development of The Sonesta Orlando Resort at Tierra del Sol. KeyBank has committed to fund or to syndicate $96,600,000 as a development and construction facility for the first phase of the resort. KeyBank has also committed to fund a second credit facility of $14,850,000 as a land loan for the second phase of the resort, pursuant to a second commitment letter that KeyBank entered into with TDS Resort Phase 2, L.P., a special purpose development company of which a subsidiary of ours is the 99% limited partner. Both credit facilities are expected to close within sixty to ninety days of the commitment letters. The loans will be subject to various terms and conditions standard in the industry for these types of loans as agreed to by the parties. See "Risk Factors," below. In addition, KeyBank Capital Markets will underwrite the sale of $25,995,000 in bonds issued by the Westridge Community Development District to fund the first phase of sitework for the resort.

     The $96,600,000 credit facility will be evidenced by a promissory note and a construction loan agreement. The loan will be used to construct the first phase of The Sonesta Orlando Resort at Tierra del Sol. The loan will be for a term of twenty-four months from the date of closing. Advances of proceeds of the loan will bear interest at the 30-Day LIBOR Adjusted Daily Rate plus the LIBOR Rate Margin of 2.75% (as those terms are defined by the parties) subject to adjustment for any applicable reserves and taxes if required by future regulations. Interest will be due and payable monthly beginning on the fifth day of the first month following closing. In the event of default, the interest rate will be the greater of 3% in excess of the interest rate otherwise applicable on each outstanding advance or 18%. KeyBank may require the borrowers to institute an interest rate hedging program through the purchase of an interest rate swap, cap, or other such interest rate protection product from KeyBank or any qualified banking institution. The loan will be secured by a first lien on the resort, including the land, improvements, easements, rights of way; a first lien and security interest in all fixtures and personal property, an assignment of all leases, subleases and other agreements relating to the resort; an assignment of construction documents; a collateral assignment of all contracts and agreements related to the sale of each condominium unit; a collateral assignment of all purchase deposits and any management and/or operating agreement. We, our Chief Executive Officer, Malcolm J. Wright and a Florida single purpose limited liability company to be capitalized by PCL Construction Enterprises, Inc. ("PCL") will guarantee repayment of the loan. We and those other parties will guaranty performance and completion. Mr. Wright obtained a surety bond in the amount of $4,000,000 to collateralize part of his personal guarantee for this loan and the $14,850,000 loan discussed below. PCL, an international construction company and parent to the company that will serve as general contractor, will guaranty completion of the resort based on a fixed price and time schedule pursuant to a construction contract. PCL will be required to pay substantial penalties if the time schedule is not met. The borrowers and some of the guarantors will enter into an environmental indemnity agreement. KeyBank will enter into a subordination, nondisturbance and attornment agreement with each tenant under any lease. KeyBank plans to hold approximately $50 million of the combined commitments with the balance syndicated to other banking organizations. Syndication of the loan, typical in projects of this size, is a condition of closing (timing), but not a condition of the commitment except for a material adverse change in our condition and of loan syndication market conditions generally. The borrowers will pay 1% of the loan amount as a commitment fee. The borrowers will pay $150,000 per year as a loan administration fee. The borrowers are obligated to pay all costs and expenses of KeyBank in connection with the commitment and closing of the loan. The borrowers are required to maintain Project Equity (as that term is defined by the parties) in the project equal to 44% of the total cost, which must be deposited with KeyBank prior to closing or used to pay costs approved by KeyBank. The borrowers are required to provide KeyBank with pre-construction sales contracts on 100% of the units in the first phase with net proceeds equal to or exceeding 120% of the loan amount. The borrowers are required to deliver, or demonstrate valid expenditure of, pre-construction sales deposits of $25,498,108 to KeyBank as part of the equity requirement otherwise the equity requirement is increased, dollar-for-dollar for each dollar that deposits are less than this amount.

     We anticipate that the first phase of sitework for 600 units at an estimated cost of $19,200,000 will be funded, in part, by the Westridge
Community Development District from the sale of $25,995,000 of Special Assessment Capital Improvement bonds issued on a non-recourse basis to us. Bond sale proceeds are to be used for infra-structure construction and the acquisition of lands to be dedicated to the public purposes for which the district was created. The district was initially proposed and underwritten by us and enabled by an order of a Florida State District Court. The purchasers' underwriting on the bonds is completed and the pre-sale bids have been received. We anticipate that the bond sale will be consummated upon the syndication by KeyBank of part of the credit facilities. The bonds will be repaid by residential unit owners in the district over a 30-year period, through a tax assessment by the district. The Borrowers will assign to KeyBank the proceeds to be received from the funding of the bonds. KeyBank Capital Markets will underwrite the bond issuance, with net proceeds in the amount of approximately $21,139,322, of which $8,038,370 will be used for land, $6,038,370 will be used for costs to construct the resort, and $2,000,000 will be placed in a collateral account to be pledged as additional security for the $96,600,000 construction loan.

     The $14,850,000 credit facility will be evidenced by a promissory note, mortgage and a loan agreement. The loan will be used for investing in the equity in the first phase of The Sonesta Orlando Resort at Tierra del Sol and to pay off existing land loans encumbering the second phase of the resort. The loan will be for a term of eighteen months from the date of closing. Advances of proceeds of the loan will bear interest at the 30-Day LIBOR Adjusted Daily Rate plus the LIBOR Rate Margin of 3.10% subject to adjustment for any applicable reserves and taxes if required by future regulations. Interest will be due and payable monthly beginning on the fifth day of the first month following closing. In the event of default, the interest rate will be the greater of 3% in excess of the interest rate otherwise applicable on each outstanding advance or 18%. KeyBank may require the borrower to institute an interest rate hedging program through the purchase of an interest rate swap, cap, or other such interest rate protection product from KeyBank or another qualified banking institution. The loan will be secured by a first lien on the second phase of the resort, including the second phase land, improvements, easements, rights of way, fixtures; a first lien and security interest in all fixtures and personal property, an assignment of all leases, subleases and other agreements relating to the resort; a guaranty of payment by us and our Chief Executive Officer, Malcolm J. Wright; an environmental indemnity agreement by us, Mr. Wright and the borrower; a subordination, nondisturbance and attornment agreement relating to any leases; a collateral assignment of security agreements and contracts related to the resort; and a collateral assignment of all purchase contracts and purchase deposits. Mr. Wright obtained a surety bond in the amount of $4,000,000 to collateralize part of his personal guarantee for this loan and the $96,600,000 loan discussed above. The borrower will pay 1% of the loan amount as a commitment fee. The borrower will pay an exit fee equal to 4% of the maximum loan amount for the second phase unless the loan is repaid with a construction loan from KeyBank or KeyBank declines to grant a construction loan. The borrower is obligated to pay all costs and expenses of KeyBank in connection with the commitment and the closing of the loan. The borrower is required to provide KeyBank with evidence that the land appreciation equity invested in the resort indicates a loan-to-value ratio of not more than 50%. KeyBank received a written appraisal from Integra Realty Resources on March 15, 2005 reflecting an appraised land value of $29,700,000 which satisfies the borrower's equity requirement.

     Our ability to construct The Sonesta Orlando Resort at Tierra del Sol and repay our current debt is contingent upon us closing the construction financing and receiving the district bond sale proceeds. Both credit facilities are expected to close within sixty to ninety days of the commitment letters; however, there is no assurance that we will not experience delays in closing the construction loan and bond financing. If we are unable to obtain financing for our working capital needs or close the construction loan or the bond financing, we will be required to find alternative sources of capital that may not be available when needed or on terms satisfactory to us, if at all. In the past, most of our working capital has been obtained through loans from or the purchase of equity by our officers, directors, large shareholders and some third parties. At this time, we do not have any written commitments for additional capital from any of these parties, other than the commitments from KeyBank which are to be used specifically for The Sonesta Orlando Resort at Tierra del Sol.

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

RISK  FACTORS

RISKS  RELATING  TO  OUR  CAPITAL  AND  LIQUIDITY  NEEDS

WE  HAVE  A  LIMITED  HISTORY  OF  OPERATIONS AND WE HAVE A HISTORY OF OPERATING
LOSSES.

     Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As of June 30, 2005, we had an accumulated deficit of $11,316,487.

WE MAY NOT GENERATE ENOUGH OPERATING REVENUE OR CAPITAL TO MEET OUR OPERATING AND DEVELOPMENT COSTS.

     Our costs of establishing our business models for both the Travel Division and the Resort Development Division, including acquisitions and the due diligence costs of that process, together with the un-financed development costs incurred in the Resort Development Division require significant capital. Historically, our sources for capital have been through loans from our founding and majority shareholders as well as from loans from our capital partner, Stanford. If we are unable to generate enough operating revenue to satisfy our capital needs or we cannot obtain future capital from our founding and majority shareholders or from Stanford, it will have a material adverse effect on our financial condition and results of operation.

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

RISKS  RELATED  TO  OUR  RESORT  DEVELOPMENT  DIVISION

WE NEED TO CLOSE A $96,600,000 CONSTRUCTION LOAN AND A $14,850,000 LAND LOAN FOR THE RESORT DEVELOPMENT DIVISION IN ORDER TO BUILD THE SONESTA ORLANDO RESORT AT TIERRA DEL SOL.

     Certain conditions are required to be meet, some of which are outside of our control, to close a $96,600,000 construction loan and a $14,850,000 land loan for The Sonesta Orlando Resort at Tierra del Sol. Pursuant to the commitment letters that we obtained from KeyBank, these conditions include, but are not limited to, the following:

     - Syndication by KeyBank of part of its interest in the credit facilities;
     - Our delivery of fully executed pre-construction sales contracts on 100% of the units in the first phase which will produce aggregate net sales proceeds sufficient to cover 120% of the $96,600,000 loan amount;
     - Our delivery or a demonstration by us of valid expenditure of, pre-construction sales deposits of $25,498,108; and an environmental assessment of the land on which the resort will be constructed.

Our compliance is also necessary to trigger the issuance and sale of $25,995,000 of Westridge Community Development District bonds, the net proceeds of which are needed for the first phase of sitework for the resort. Proceeds from the sale of the bonds are a necessary component to the capital structure of the project to develop the resort. If we cannot close the loans as committed to by KeyBank in a timely manner, or at all, it will cause a delay in the construction of the resort.

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

     Malcolm J. Wright is the CEO of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of The Sonesta Orlando Resort at Tierra del Sol. Mr. Wright is the CEO of Resorts Development Group LLC a real; estate development company. Mr. Wright is an officer of Xpress Ltd., with which we have contracted for exclusive sales and marketing for The Sonesta Orlando Resort at Tierra del Sol. Mr. Wright is also an officer of Innovative Concepts, Inc., which operates a landscaping business, and M J Wright Productions, Inc., which owns our Internet domain names. Because Mr. Wright is employed by us and the other party to these transactions, these transactions may be or may be considered to be on terms that are not arms'-length and may not be as advantageous to us as agreements with unrelated third parties. From time to time, Mr. Wright pursues real estate investment and sales ventures that may be in competition with ventures that we pursue or plan to pursue.

BECAUSE MALCOLM J. WRIGHT, WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHIEF FINANCIAL OFFICER AND AS A DIRECTOR, IS INVOLVED IN A NUMBER OF OTHER BUSINESSES, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS.

     Malcolm J. Wright is the CEO of American Leisure Real Estate Group, Inc., Xpress Ltd., Innovative Concepts, Inc., M J Wright Productions, Inc., Resorts Development Group, LLC, Osceola Business Managers, Inc., Florida World, Inc. and SunGate Resort Villas, Inc. It is possible that the demands on Mr. Wright from these other businesses could increase with the result that he may have less time to devote to our business. We do not have an employment agreement with Mr. Wright and he is under no requirement to spend a specified amount of time on our business. As a result, Mr. Wright may not spend sufficient time in his roles as an executive officer and a director of our company to realize our business plan. If Mr. Wright does not have sufficient time to serve our company, it could have a material adverse effect on our business and results of operations.

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

RISKS  RELATED  TO  OUR  TRAVEL  DIVISION

WE NEED APPROXIMATELY $750,000 OF CAPITAL THROUGH THE END OF THE CURRENT FISCAL YEAR FOR THE TRAVEL DIVISION THAT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

     We need to raise approximately $750,000 through the end of the current fiscal year for the working capital needs for the Travel Division which includes Hickory's requirement through the third quarter of 2005 to cover its seasonal losses, TraveLeaders' requirements during its reorganization to adopt our business models, and our operating costs prior to closing a construction loan (discussed below). Also, in November, 2005, $1,250,000 of our credit facility with Stanford is scheduled to mature. In September 2005 two notes (payable to third parties) in the aggregate amount to $7,862,250 plus accrued interest of $431,936 as of June 30, 2005 are scheduled to mature. We plan to repay the notes with part of the funds that we plan to receive from KeyBank and the bond sale by the Westridge Community Development District. If we do not receive a sufficient amount of additional capital on acceptable terms, or at all, we may be unable to fully implement our business plan. We have identified sources of additional working capital, but we do not have any written commitments from third parties or from our officers, directors or majority shareholders. Additional capital may not be available to us on favorable terms, if at all. If we cannot obtain a sufficient amount of additional capital, we will have to delay, curtail or scale back some or all of our travel operations, any of which would materially adversely affect our travel businesses. In addition, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt.

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

RISKS  RELATING  TO  OUR  COMMON  STOCK

IF WE FAIL TO FILE OUR PERIODIC REPORTS AND REPORTS ON FORM 8-K WITH THE COMMISSION IN A TIMELY MANNER, WE COULD RECEIVE AN "E" ON OUR TRADING SYMBOL OR OUR COMMON STOCK COULD BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD (THE "OTCBB").

     We are in the process of integrating the business operations of Hickory and TraveLeaders, which includes the financial accounting, function. We face increased pressure related to recording, processing, summarizing and reporting consolidated financial information required to be disclosed by us in the reports that we file or submit under the Exchange Act in a timely manner. We also face increased pressure accumulating and communicating such information to our management as appropriate to allow timely decisions regarding required disclosure. We believe that until we have fully integrated our financial accounting function, we will continue to face such pressure. If we are unable to file our periodic reports with the Commission in a timely manner, we could receive an "e" on our trading symbol, which could result in our common stock being de-listed from the OTCBB. In addition, investors who hold restricted shares of our common stock would be precluded from reselling their shares pursuant to Rule 144 of the Securities Act until such time as we were able to establish a history of current filings with the Commission. In the event that our common stock is de-listed from the OTCBB, it is likely that our common stock will have less liquidity than it has, and will trade at a lesser value than it does, on the OTCBB.

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

     On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock of Around The World Travel; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. Despite the absence of any executed agreements, the plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorney's fees. Despite the absence of any executed agreements, the plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorney's fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. We intend to vigorously defend the lawsuit. We have authorized our counsel to file various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying documents that grant exclusive jurisdiction to the courts located in Cook County, Illinois.

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


ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     In July 2005, previously granted warrants to purchase 25,000 shares of our common stock at an exercise price of $1.02 per share vested to each of Malcolm
J. Wright, L. William Chiles and T. Gene Prescott Charles J. Fernandez to purchase 100,000 shares of common stock at an exercise price of $1.02 per share for services rendered. Messrs. Wright, Chiles and Prescott may exercise the warrants for a period of five years beginning on the vesting date. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     In March 2005, via signed written consent without a meeting, The Shadmore Trust U/A/D 12/26/89, the sole holder of our Series E preferred stock, approved a correction to our certificate of designation of Series E preferred stock. The original certificate of designation incorrectly stated that the Series E preferred stock was non-redeemable, failed to define the terms "Parity Preferred Stock" and "Senior Stock" and incorrectly stated that the conversion rate shall not be less than 6.666, rather than stating that the conversion rate shall not be more than 6.666. The Shadmore Trust U/A/D 12/26/89 voted all of the 24,101 shares of Series E preferred stock in favor of the correction.

     In June 2005, via signed written consent without a meeting, our majority shareholders ratified all past transaction in which we were a party including, but not limited to the following related party transactions:

     - our exclusive development agreement with American Leisure Real Estate Group, Inc., a company in which Malcolm J. Wright, our Chief Executive Officer, President, Chief Financial Officer and a Director, owns 81%;
     - our exclusive sales and marketing agreement with Xpress Ltd., a company in which Mr. Wright and members of Mr. Wright's family are the majority shareholders;
     - our debt guarantor agreement with Malcolm J. Wright and L. William Chiles, who each serve us as a director;
     - the personal guarantee by Mr. Wright in the amount of $6,000,000 in favor of Stanford Venture Capital Holdings, Inc.;
     - our grants and issuances of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $2.96 per share and the subsequent reduction in the exercise price to $1.02 per share of common stock;
     - our grant and issuance of a warrant to Arvimex, Inc. to purchase 40,000 shares of our common stock at an exercise price of $0.001 per share and a warrant to purchase 270,000 shares of our common stock at an exercise price of $2.96 per share and the subsequent reduction in the exercise price to $1.02 per share of common stock; and
     -    our  grant  of  warrants  to  each  of  Thomas  Cornish,  Carlos
          Fernandez, David Levine and Gene Prescott for their services as advisors to purchase 100,000 shares (or an aggregate of 400,000 shares) of our common stock at an exercise price of $1.02 per share, subject to a two-year vesting period.

     Shareholders representing an aggregate of 12,803,291 votes (or 61.7%) out of 20,738,951 eligible votes cast their votes in favor of ratifying all past transactions in which we were a party.

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

     We accrue $500,000 per year as salary payable to Malcolm J. Wright, our Chief Executive Officer. Prior to 2004, we accrued $250,000 per year as salary payable to Mr. Wright. We accrue interest at a rate of 12% compounded annually on the salary owed to Mr. Wright. As of June 30, 2005, the aggregate amount of salary payable accrued to Mr. Wright was $1,418,750. We also accrue $100,000 per year as salary payable to L. William Chiles, a director of the Company and the President of Hickory Travel Systems, Inc., for his services, and interest at a rate of 12% compounded annually beginning in 2005. As of June 30, 2005, the aggregate amount of salary payable accrued to Mr. Chiles was $156,750.

     We pay or accrue directors' fees to each of our three directors in an amount of $18,000 per year for their services as directors. As of June 30, 2005, we had accrued an aggregate amount of directors' fees of $145,500.

     We entered into a debt guarantor agreement with Mr. Wright and Mr. Chiles whereby we agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of our indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles make a personal guarantee for our benefit in conjunction with any third-party financing, and Mr. Wright or Mr. Chiles elect to provide such guarantee, then Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to 3% of the total original indebtedness and 2% of any collateral posted as security. This fee is to be paid by the issuance of warrants to purchase our common stock at a fixed strike price of $1.02 per share, when the debt is incurred. Mr. Wright personally guaranteed $6,000,000 that we received from Stanford pursuant to a convertible promissory note. In addition, Mr. Wright pledged to Stanford 845,733 shares of our common stock held by Mr. Wright. Stanford is currently in possession of the shares of our common stock that Mr. Wright pledged; however, Mr. Wright retained the power to vote (or to direct the voting) and the power to dispose (or direct the disposition) of those shares. Mr. Chiles had personally guaranteed $2,000,000 of the $6,000,000 received from Stanford and pledged to Stanford 850,000 shares of our common stock held by Mr. Chiles. Stanford released Mr. Chiles from the personal guarantee and released his common stock from the pledge when we closed the $6,000,000 credit facility. Mr. Wright and Mr. Chiles have each also given a personal guarantee regarding a loan in the principal amount of $6,000,000 that was made to Tierra Del Sol Resort Inc. by Grand Bank & Trust of Florida. We have authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase
347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $1.02 per share. We are under a continued obligation to issue warrants at $1.02 to Messrs. Wright and Chiles for guarantees that they may be required to give on our behalf going forward. Mr. Wright has agreed to personally guarantee repayment under the credit facilities that we plan to close with KeyBank during the fourth quarter of 2005 Upon closing the credit facilities from KeyBank, Mr. Wright will be issued additional warrants to purchase up to 3,343,500 shares at $1.02 in consideration for his personal guarantees. Mr. Wright obtained a surety bond in the amount of $4,000,000 to collateralize part of his personal guarantee for those credit facilities.

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

     Malcolm J. Wright is the President and 81% majority shareholder of American Leisure Real Estate Group, Inc. On November 3, 2003, we entered into an exclusive development agreement with American Leisure Real Estate Group to provide development services for the development of The Sonesta Orlando Resort at Tierra del Sol. Pursuant to this development agreement, it is responsible for all development logistics and we are obligated to reimburse it for all of its costs and to pay it a development fee in the amount of 4% of the total costs of the project paid by it. As of June 30, 2005, the total costs plus fees amounted to $6,427,706 which resulted in a development fee of $257,108 under the development agreement.

     Malcolm J. Wright and a trust of which Mr. Wright's natural heirs are the beneficiaries are the majority shareholders of Xpress Ltd. Xpress has experience marketing vacation homes in Europe. On November 3, 2003, we entered into an exclusive sales and marketing agreement with Xpress to sell the units in The Sonesta Orlando Resort at Tierra del Sol being developed by us. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by us plus a marketing fee of 1.5%. Pursuant to the terms of the agreement, one-half of the sales fee is payable upon entering into a sales contract (with deposits paid as required by the sales contract) for a unit in the resort and the other half is due upon closing the sale. During the period since the contract was entered into and ended June 30, 2005, the total sales made by Xpress amounted to approximately $242,912,970. As a result of the sales, we are currently obligated to pay Xpress a sales fee of approximately $3,643,694 and a marketing fee of $3,643,694. Based on the sales contracts as of June 30, 2005, we will be obligated to pay Xpress the remaining sales fee of $3,643,694 upon closing the sales of the units. As of June 30, 2005, we had paid Xpress $5,065,244 of cash, issued Xpress 120,000 shares of Series A Preferred Stock valued at $1,200,000, and transferred to Xpress a 1913 Benz automobile valued at $500,000.

     In February 2004, Malcolm J. Wright, individually and on behalf of Xpress Ltd., and Roger Maddock, individually and on behalf of Arvimex, Inc., entered into contracts with us to purchase an aggregate of 32 town homes for $13,116,800. Mr. Wright and Mr. Maddock paid an aggregate deposit of $1,311,680 and were given a 10% discount that we otherwise would have had to pay as a commission to a third-party real estate broker. Roger Maddock is directly (and indirectly through Arvimex) the beneficial owner of more than 5% of our common stock.

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

     Thomas Cornish is a director nominee and has served as a member of our advisory board. He is the President of the Seitlin Insurance Company. Our board of directors has authorized Seitlin to place a competitive bid to provide insurance for The Sonesta Orlando Resort at Tierra del Sol. During 2004 and the six month period ended June 30, 2005, Mr. Cornish provided services on our advisory board in consideration for $1,500 and $4,500, respectively. David Levine is a director nominee and has served as a member of our advisory board. Mr. Levine provided services on our advisory board during 2004 and the six month period ended June 30, 2005 in consideration for $3,000 and $14,500, respectively. We reimbursed Mr. Levine for travel expenses in the amount of $1,613 and $8,521 during 2004 and the six month period ended June 30, 2005, respectively. Charles J. Fernandez, a member of our advisory board and a director nominee, provided services on our advisory board during the six month period ended June 30, 2005 for which he was paid $4,500. We authorized warrants to each of Thomas Cornish, Charles J. Fernandez and David Levine to purchase 100,000 shares (or an aggregate of 300,000 shares) of our common stock at an exercise price of $1.02 per share in consideration for their services as advisors. The warrants vested immediately with respect to the purchase of 50,000 shares by each of them. Warrants to purchase the remaining 50,000 shares will vest to each of them in equal amounts on their next two anniversary dates as advisors or Directors, provided they are then serving in one of said capacities.

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

  10.60 (21)   Employment  Agreement,  as  amended,  between  L.  William Chiles and Hickory Travel Systems, Inc.

  10.61 (21)   Employment Agreement between L. William Chiles and the Registrant

  10.62 (21)   First Amendment to $3 Million Credit Agreement

  10.63 (21)   Instrument of Warrant Repricing to purchase 100,000 shares at
               $0.001 per share

  10.64 (24)   Commitment  Letter  with  KeyBank  National  Association  for
               $96,000,000 for Phase I

  10.65 (24)   Commitment  Letter  with  KeyBank  National  Association  for
               $14,850,000 for Phase II

  10.66 (25)   Re-Stated  Promissory  Note  for  $6,356,740  issued  in favor of
               Around The World Travel, Inc. dated June 30, 2005

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

  23.1(22)     Consent of Lopez, Blevins, Bork & Associates, LLP

  23.2 (23)    Consent of David M. Loev, Attorney at Law

  31* CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32* CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.1 (6) Personal Guarantee by Malcolm J. Wright guaranteeing the $6,000,000 Line of Credit

  99.2 (10)    Letter to the Shareholders of Around The World Travel, Inc.

*     Filed  herein.
(1) Filed as Exhibit 2.1 to the Registrant's Form 8-K on June 28, 2002, and incorporated herein by reference.
(2) Filed as Exhibit 3.1 to the Registrant's Form SB-1 on October 20, 2000, and incorporated herein by reference.
(3) Filed as Exhibits 3.4, 3.1, 3.2, 3.3, 10.2, and 16.1, respectively, to the Registrant's Form 10-QSB on August 19, 2002, and incorporated herein by reference.
(4) Filed as Exhibit 16.1 to the Registrant's Form 8-K on May 23, 2003, and incorporated herein by reference.
(5)  Filed  as  Exhibits  99.2,  99.1,  99.3,  99.5,  99.6,  99.7,  99.8,  99.9,
     99.10 and 99.11, respectively, to the Registrant's Form 10-KSB on May 23, 2003, and incorporated herein by reference.
(6)  Filed  as  Exhibits  99.1,  99.2,  99.3,  99.4,  99.7,  99.8,  99.9, 99.10,
     99.11 and 99.5, respectively, to the Registrant's Form 8-K on April 1, 2004, and incorporated herein by reference.
(7) Filed as Exhibits 99.11, 99.12 and 99.13, respectively, to the Registrant's Form 10-QSB on May 25, 2004, and incorporated herein by reference.
(8) Filed as Exhibit 99.1 to the Registrant's Form 10-KSB on May 21, 2004, and incorporated herein by reference.
(9) Filed as Exhibits 99.1 and 99.2, respectively, to the Registrant's Form 8-K on April 6, 2004, and incorporated herein by reference

(10) Filed  as  Exhibits  3.1,  10.1,  10.2,  10.3,  10.4,  10.5  and  99.2,
     respectively, to the Registrant's Forms 8-K/A filed on August 6, 2004, and incorporated herein by reference.
(11) Filed as Exhibits 16.2, 16.3, 16.4 and 16.5, respectively, to the Registrant's Forms 8-K/A filed on August 18, 2004, and incorporated herein by reference.
(12) Filed as Exhibit 16.1 to the Registrant's Form 8-K on August 18, 2004, and incorporated herein by reference.
(13) Filed as Exhibit 10.6 to the Registrant's Form 10-QSB on August 20, 2004, and incorporated herein by reference.
(14) Filed as Exhibit 10.6 to the Registrant's Form 10-QSB/A on December 8, 2004, and incorporated herein by reference.
(15) Filed as Exhibit 10.1 to the Registrant's Form 8-K on January 6, 2005, and incorporated herein by reference.
(16) Filed as Exhibit 10.1 to the Registrant's Form 8-K on February 2, 2005, and incorporated herein by reference.
(17) Filed  as  Exhibits  10.1,  10.2,  10.3  and  10.4,  respectively,  to  the
     Registrant's Form 8-K on March 14, 2005, and incorporated herein by reference.
(18) Filed  as  Exhibits  4.6,  10.29,  10.30,  10.31,  10.32, 10.33, and 10.34,
     respectively, to the Registrant's Form 10-KSB on March 31, 2005, and incorporated herein by reference.
(19) Filed as Exhibit 16.2 to the Registrant's Form 8-K on March 28, 2005, and incorporated herein by reference.
(20) Filed as Exhibits 4.5, 10.43 and 10.44, respectively to the Registrant's Form 10-QSB on May 23, 2005, and incorporated herein by reference.
(21) Filed  as  Exhibits  10.45,  10.46,  10.47,  10.48,  10.49,  10.50,  10.51,
     10.52,  10.53,  10.60,  10.61,  10.62  and  10.63,  respectively,  to  the
     Registrant's Form SB-2 on June 30, 2005, and incorporated herein by reference.
(22) Filed  as  Exhibits  10.54,  10.55,  10.56,  10.57,  10.58  and  10.59  and
     23.1, respectively, to the Registrant's Form SB-2/A on July 27, 2005, and incorporated herein by reference.
(23) Included in Exhibit 5.1 filed with the Registrant's Form SB-2/A on July 27, 2005, and incorporated herein by reference.
(24) Filed as Exhibit 10.1 and 10.2, respectively, to the Registrant's Form 8-K on August 17, 2005, and incorporated herein by reference.
(25) Filed as Exhibit 10.5 to the Registrant's Form 8-K/A on August 19, 2005, and incorporated herein by reference.

REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K with the Commission during the quarter for which this report is filed.

     Subsequent to the quarter for which this report is filed, we filed the following three reports on Form 8-K:

(1) Report on Form 8-K filed on July 1, 2005, to report the issuance of shares upon the exercise of warrants and to report that we had restated our financial statements for the years ended December 31, 2004 and 2003, and the quarter ended March 31, 2005, and that as a result of the restatements, the financial statements and independent auditors' report should no longer be relied upon and investors should review our restated financial statements which appear in the following filings:

     - Our Form SB-2 and Form SB-2/A filed on June 30, 2005 and July 27, 2005, respectively; and
     - Our Form 10-KSB/A and Form 10-QSB/A, which were both filed on July 22, 2005.

(2) Report on Form 8-K filed on August 18, 2005, to report two commitments by KeyBank National Association for an aggregate of $111,450,000 of financing for The Sonesta Orlando Resort at Tierra del Sol.

(3) Report on Form 8-K/A filed on August 19, 2005, to include audited financial statements for Around The World Travel, Inc. as of December 31, 2004 and December 31, 2003 and proforma financial information, management's discussion and analysis regarding the financial statements, and disclosure regarding the business, property and legal proceedings related to the acquired assets acquired from Around The World Travel, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN LEISURE HOLDINGS, INC.


                                   By:  /s/ Malcolm J. Wright
                                        ---------------------
                                   Name:  Malcolm J. Wright
                                   Title: Chief Executive Officer and
                                          Chief Financial Officer
                                   Date:  August  22,  2005