Form 10QSB
period 2005-09-30
AMERICAN LEISURE HOLDINGS, INC.
filed 2005-11-21
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2005

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


                    2462 Sand Lake Road, Orlando, FL, 32809
                   ------------------------------------------
                    (Address of principal executive offices)


                                 407-251-2240
                            ------------------------
                          (Issuer's telephone number)


                       2701 Spivey Lane, Orlando, FL 32837
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At November 9, 2005, there were outstanding 10,137,974 shares of the Issuer's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                           AS OF SEPTEMBER 30, 2005 AND YEAR ENDED DECEMBER 31, 2004

                                                                      SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                                     --------------------  -------------------
                                                                         (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
    Cash                                                             $            479,630  $         2,266,042
    Cash - Restricted                                                           6,231,933                    0
    Accounts receivable, net                                                      768,464            3,539,387
    Note receivable                                                                82,255              113,000
    Prepaid expenses and other                                                  1,271,186               51,460
    Other Current Assets                                                                0               30,476
                                                                     --------------------  -------------------
             Total Current Assets                                               8,833,468            6,000,365
                                                                     --------------------  -------------------

PROPERTY AND EQUIPMENT, NET                                                     4,962,436            6,088,500
                                                                     --------------------  -------------------

LAND HELD FOR DEVELOPMENT                                                      31,838,412           23,448,214
                                                                     --------------------  -------------------

OTHER ASSETS
     Prepaid Sales Commissions                                                  7,649,816            5,966,504
     Prepaid Sales Commissions - affiliated entity                              3,546,136            2,665,387
     Investment-Senior Notes                                                    5,170,000            5,170,000
    Goodwill                                                                   14,425,437           14,425,437
    Trademark                                                                     993,109            1,000,000
     Other                                                                        425,950            2,637,574
                                                                     --------------------  -------------------
             Total Other Assets                                                32,210,448           31,864,902
                                                                     --------------------  -------------------

TOTAL ASSETS                                                         $         77,844,764  $        67,401,981
                                                                     ====================  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable          $          8,519,468   $        9,605,235
     Current maturities of notes payable-related parties                          916,317            1,910,629
     Accounts payable and accrued expenses                                      3,467,878            5,618,973
     Accrued expenses - officers                                                1,767,500            1,355,000
     Customer deposits                                                          3,012,032            2,752,535
     Other                                                                        104,635            2,332,886
     Shareholder advances                                                               0              273,312
                                                                     --------------------  -------------------
             Total Current Liabilities                                         17,787,830           23,848,570

Long-term debt and notes payable                                               26,883,742           20,600,062
Deposits on unit pre-sales                                                     32,059,864           16,669,347
                                                                     --------------------  -------------------
             Total liabilities                                                 76,731,436           61,117,979
                                                                     --------------------  -------------------

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                    10,000               10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                        28                   28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                       272                  272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                        24                   24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       0 and 1,936 Series "F" shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                         0                   19
     Common stock, $.001 par value; 100,000,000 shares authorized;
       10,137,974 and 9,977,974 shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                    10,138                9,978

     Additional paid-in capital                                                15,442,693           15,636,322
     Accumulated deficit                                                      (14,349,827)          (9,372,641)
                                                                     --------------------  -------------------
             Total Stockholders' Equity                                         1,113,328            6,284,002
                                                                     --------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $        77,844,764   $       67,401,981
                                                                     ====================  ===================

See accompanying notes to financial statements.

                                         AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                           (UNAUDITED)


                                                 NINE MONTHS ENDED     NINE MONTHS ENDED    THREE MONTHS ENDED   THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2005    SEPTEMBER 30, 2004   SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                                -------------------    ------------------   ------------------   ------------------
Revenue                                         $         5,640,341    $        3,701,469   $        1,141,422   $        1,356,522

Operating Expenses:
    Depreciation and amortization                        (1,231,892)             (679,543)            (417,965)            (236,551)
    General and administrative expenses                  (7,662,588)           (6,094,873)          (2,985,390)          (2,209,064)
                                                -------------------    ------------------   ------------------   ------------------


Loss from Operations                                     (3,254,139)           (3,072,947)          (2,261,933)          (1,089,093)
                                                -------------------    ------------------   ------------------   ------------------

Interest Expense                                         (1,448,510)             (215,251)            (711,666)            (126,305)

Minority Interest                                                 -               510,348                    -               26,062

Equity in operations of unconsolidated affiliate           (274,537)                    -              (59,743)                   -
                                                -------------------    ------------------   ------------------   ------------------
Total Other Income (Expense)                             (1,723,047)              295,097             (771,409)            (100,243)
                                                -------------------    ------------------   ------------------   ------------------

Loss before Income Taxes                                 (4,977,186)           (2,777,850)          (3,033,342)          (1,189,336)


PROVISIONS FOR INCOME TAXES                                       -                (5,322)                   -               (1,452)
                                                -------------------    ------------------   ------------------  -------------------

NET LOSS                                        $        (4,977,186)  $        (2,783,172)  $       (3,033,342)  $       (1,190,788)
                                                ===================   ===================   ==================   ==================

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                         $             (0.60)  $             (0.41)  $            (0.33)  $            (0.16)
                                                ===================   ===================   ==================   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                                  10,047,718              8,211,027          10,137,974            9,103,983
                                                ===================   ====================  ==================   ==================

See accompanying notes to financial statements.

                                 AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                    (UNAUDITED)

                                                                             NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2005        SEPTEMBER 30, 2004
                                                                             ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                             $        (4,977,186)       $       (2,783,172)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                            1,231,892                   679,543
             Non-cash interest expense                                                1,448,510                   255,117
             Loss on Sale of AVR                                                              -                   (32,085)
             Gain on settlement of litigation                                                 -                    75,000
          Changes in assets and liabilities:
             Decrease in receivables                                                  1,739,931                 1,135,084
             Increase in prepaid and other assets                                      (440,325)                  (63,663)
             Increase in advances receivable                                                  -                  (134,685)
             Increase in prepaid commissions                                         (2,840,542)                        -
             Decrease in shareholder advances & notes payable                          (596,265)                        -
             Increase in deposits on unit pre-sales                                  15,390,516                12,484,673
             Increase (Decrease) in customer deposits                                 3,012,032                (5,335,524)
             Increase (Decrease) in accounts payable and accrued expenses             1,879,537                  (614,798)
                                                                             ------------------        ------------------

             Net cash provided by (used in) operating activities                     15,848,100                 5,665,490
                                                                             ------------------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of AWT Assets                                                         (767,291)                        -
     Advances to Around The World Travel, Inc                                                 -                (3,148,082)
     Advances to affiliates                                                                   -                (3,786,218)
     Acquisition of fixed assets                                                       (105,828)                 (187,277)
     Increase in restricted cash                                                     (6,231,933)                        -
     Capitalization of real estate carrying costs                                    (8,390,036)               (1,933,407)
                                                                             ------------------        ------------------

             Net cash used in investing activities                                  (15,495,088)               (9,054,984)
                                                                             ------------------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt                                                                 (1,980,189)                        -
     Proceeds from notes payable                                                        512,124                 6,968,757
     Payments of notes payable - related parties                                       (913,084)                 (746,249)
     Proceeds of notes payable - related parties                                        241,725                         -
     Proceeds from shareholder advances                                                       -                  (732,225)
                                                                             ------------------        ------------------

             Net cash provided by financing activities                               (2,139,424)                5,490,283
                                                                             ------------------        ------------------

             Net decrease in cash                                                    (1,786,412)                2,100,789

CASH AT BEGINNING PERIOD                                                              2,266,042                   734,852
                                                                             ------------------        ------------------

CASH AT END OF PERIOD                                                       $           479,630        $        2,835,641
                                                                            ===================        ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                 $           696,065        $          432,308
                                                                            ===================        ==================
     Cash paid for income taxes                                             $                 -        $                -
                                                                            ===================        ==================

NON-CASH TRANSACTION
     Stock issued in exchange for senior, secured notes                     $                 -        $        5,170,000
                                                                            ===================        ==================
     Preferred stock and debt issued for non-marketable securities          $                 -        $        4,108,440
                                                                            ===================        ==================

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE A - PRESENTATION
The balance sheets of the Company as of September 30, 2005 and December 31, 2004, the related consolidated statements of operations for the nine and three months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, (the financial statements) include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and restated Financial Statements and notes thereto included in the Company's December 31, 2004, Form 10-KSB & 10-KSB/A, Amendment No. 2, the Company's June 30, 2005 Form 10-QSB and March 31, 2005 Form 10-QSB/A, Amendment No. 1 and the Company's Forms 8K & 8-K/A filings.

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

NOTE C - PROPERTY AND EQUIPMENT, NET
As of September 30, 2005, property and equipment consisted of the following:

                                               Useful
                                                Lives            Amount
                                              ----------       ----------
Equipment                                        3-5           $7,658,032
Furniture & fixtures                             5-7            1,588,821
                                                               ----------
Subtotal                                                        9,246,853
Less: accumulated depreciation and amortization                 4,284,417
                                                               ----------
Property and equipment, net                                    $4,962,436
                                                               ==========

Depreciation expense for the nine-month and three-month period ended September 30, 2005 amounts to $1,231,892 and $417,965 respectively.

NOTE D - LONG-TERM DEBT AND NOTES PAYABLE
Two notes which amount to $7,853,266 ($6 million with Grand Bank and $1,853,266 with Raster Investments) matured on March 31, 2005 and were extended through September 30, 2005. These notes are not in default and the terms are being extended to coincide with the closing of the credit facilities from KeyBank, N.A. (see below).

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

NOTE E - NOTES PAYABLE - RELATED PARTIES
The Current maturities of notes payable - related parties is as follows:

             Xpress Ltd                                         $ 327,028
             Officers of Hickory Travel Services                  438,445
             Malcolm Wright                                        26,582
             Peter Webb                                           124,262
                                                                ---------
             Notes payable - related parties                    $ 916,317
                                                                =========

The current portion of notes payable includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $438,445. $131,945 of such amount is owed to L. William Chiles, a Director of the Company.

Included in Long-term debt and notes payable are debts and notes payable to the following related parties:

          Officers of Hickory Travel Services          $385,263
                                                       --------
          Related party debt and notes                 $385,263
                                                       ========

The long-term portion of notes payable includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $385,263. $100,263 of such amount is owed to L. William Chiles, a Director of the Company.

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

The APA was amended on March 31, 2005. The original APA indicated that the Purchaser will pay the purchase price on or before June 30, 2005 through a combination of a number of different currencies including but limited to the application of short term debt owed to the Company, the assumption of specific liabilities, the payment to certain AWT creditors on behalf of AWT and potentially certain preferred stock of the Company. Pursuant to the terms of the APA, the Seller and the Purchaser have entered into a Management Agreement, under which the Seller manages the Business on behalf of the Purchaser. The Seller and the Purchaser also entered into a License Agreement, under which the Purchaser grants the Seller a non-exclusive license to use certain trade names and related intellectual property in connection with the performance of its duties under the Management Agreement. The License Agreement will expire simultaneously with the Management Agreement. The amendment changed the consideration for the purchase price to a combination of 1) issuance to Seller of a note payable in the amount of $8,483,330; 2) reduction of certain amounts owed by the Seller to Purchaser in the amount of $4,774,619; and 3) the assumption of certain liabilities of the Seller in the amount of $4,242,051. The Series F preferred stock issuance in the original APA was cancelled. During the first quarter, certain of the assets, doubtful receivables, pre-paids and security deposits were transferred to Seller as reduction of the note payable. The note was further reduced by a set-off of the amount of the Accounts Receivable deemed received and retained by AWT. AWT had sold the Accounts Receivable to the Company on 12/31/04. In lieu of segregating and remitting the payments received on the Accounts Receivables, AWT was permitted to apply said amounts as a credit to the Company's note payable. The balance due under the note payable, as determined on June 30, 2005, by application of the known credits for accounts receivable and other authorized offsets was $6,356,740. The note provides for the right of the holder to set off any sums incurred by the holder for the business affairs of the maker and any cash advances made by holder to maker outside of the amortization schedule. As of September 30, 2005 the balance due under the note payable was $5,297,788.

The excess purchase price over the fair value of net tangible assets was $12,585,435, all of which was allocated to goodwill. No impairment of the goodwill amount occurred during the quarter covered by this report.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

                                                          Total
                                                      -------------
               Current assets                         $   1,850,109
               Property and equipment                       287,975
               Deposits                                     276,481
               Trademark                                  1,000,000
               Goodwill                                  12,585,435
                                                      -------------
                 Total assets acquired                $  16,000,000
                                                      =============
               Notes assumed                              4,424,051
               Debt forgiven                              4,774,619
               Note issued                                8,483,330
                                                      -------------
               Consideration                          $  17,500,000
                                                      =============

The Company is still in negotiations with AWT as to the final consideration for the APA.

NOTE G - RELATED PARTY TRANSACTIONS
The Company accrues salaries payable to Malcolm Wright in the amount of $500,000 per year (and $250,000 per year in 2002 and 2003) with interest at 12%. As of September 30, 2005, the amount of salaries payable accrued to Mr. Wright amounts to $1,581,250.

The Company accrued director fees to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. No payments of director fees were paid during the current quarter and the balance of accrued director fees as of the end of the quarter covered by this report amounts to $159,000.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 TDSR entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through September 30, 2005 the total costs plus fees amounted to $9,232,678.

A trust for the natural heirs of Malcolm Wright is the majority shareholders of Xpress Ltd. ("Xpress"). On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR payable in two installments: one-half of the fee is paid when the rescission period has elapsed in a unit sales agreement and one-half is paid upon the conveyance of the unit. The agreement also provides for a marketing fee of 1.5% of the total sales prices received by TDSR. The marketing fee is paid when the first segment of the sales fee is paid. During the period since the contract was entered into and ended September 30, 2005 the total sales amounted to approximately $236,409,099. As a result of the sales, TDSR was obligated to pay Xpress a fee of $7,092,273, consisting of one-half of the sales fee and the full amount of the marketing fee. As of September 30, 2005, $6,765,244 has been paid to Xpress and $327,029 remains unpaid and is included in Current maturities of notes payable - related parties (see Note E regarding Notes payable - Related parties). Based on the sales contracts as of September 30, 2005, TDSR will be obligated to pay Xpress $3,546,136, the other half of the sales fee, upon the conveyance of the units.

NOTE H - NET INCOME (LOSS) PER SHARE
Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income
(loss) per share as follows:

Description                     Nine months     Nine months     Three months  Three months
                                  ended            ended           ended          ended
                                9/30/2005        9/30/2004       9/30/2005     9/30/2004
                               -----------      -----------     ------------  ------------
NET LOSS (as reported)         (4,977,186)      (2,783,172)      (3,033,342)   (1,190,788)

UNDECLARED PREFERRED
STOCK DIVIDEND                 (1,052,670)        (551,938)        (350,890)     (275,969)
                               -----------      -----------     ------------  ------------

NET LOSS AFTER PREFERRED
STOCK DIVIDEND                 (6,029,856)      (3,335,110)      (3,384,232)   (1,466,757)

NET INCOME (LOSS) PER SHARE
    BASIC AND DILUTED               (0.60)           (0.41)           (0.33)        (0.16)

NOTE I - RECLASSIFICATIONS
Certain amounts in the September 30, 2004 financial statements have been reclassified to conform with the September 30, 2005 financial statement presentation.

NOTE J - SHARES FOR SERVICES
The Company accounts for non-cash stock-based compensation issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, issued by the Financial Accounting Standards Board and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates.

Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's September 30, 2005 and 2004, net loss would have been changed to the pro forma amounts indicated below.

                                                            September 30,        September 30,
                                                                2005                  2004
                                                            ------------          ------------
Net loss:
  As reported after Preferred Stock Dividend                $ (6,029,856)         $ (3,335,110)
  Stock based compensation under fair value method               (36,766)                    -
                                                            ------------          ------------
  Pro forma                                                 $ (6,066,622)         $ (3,335,110)

Net income (loss) per share - basic and diluted:
  As reported                                               $      (0.60)         $      (0.27)
  Stock based compensation under fair value method                 (0.00)                (0.00)
  Pro forma                                                 $      (0.60)         $      (0.27)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 3.5%; volatility of 160% for 2005 and 161% for 2004 with no assumed dividend yield; and expected lives of five years.

     During the nine months ended September 30, 2005 the Company has issued 100,000 warrants to a director of the Company; 50,000 were immediately vested and the other 50,000 will vest in equal amounts in the next two years. As of September 30, 2005, there are 1,758,064 warrants outstanding to officers and directors and 870,000 warrants outstanding to third parties.

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

OVERVIEW
--------

     American Leisure Holdings, Inc. (the "Company") is in the process of developing an organization that will provide, on an integrated basis, travel services, travel distribution as well as development, sales, management and rentals of destination resorts. To that end we have acquired or established businesses that manage and distribute travel services, develop vacation home ownership and travel destination resorts and develop and operate affinity-based travel and rewards clubs. There is a trend toward consolidation in the travel industry, which has caused us to seek to create a vertically integrated travel services organization that provides comprehensive services to our clients and generates revenue from several sources. We believe that we have a synergistic strategy that involves using our travel distribution, fulfillment and management services to provide consumer bookings at our planned resorts, selling and renting vacation homes that we plan to manage at these resorts, and fulfilling the travel service needs of our affinity-based travel clubs. We also own a call center in Antigua-Barbuda.

     Except as expressly indicated or unless the context otherwise requires, "we," "our," or "us" means American Leisure Holdings, Inc. and its subsidiaries.

     Malcolm J. Wright, our President, Chief Executive Officer, Chief Financial Officer, a Director and one of our founders, has successfully developed vacation properties in Europe. We are currently developing our first luxury vacation home and destination resort, The Sonesta Orlando Resort at Tierra del Sol. We will benefit from Mr. Wright's experience and expertise in this endeavor. The resort will include 540 town homes and 432 condominiums. The resort will be constructed in two phases. The first phase is scheduled to include a total of 430 units, a 126,000 square foot clubhouse (approximately 84,000 square footage under air), and a large swimming and recreation complex which will include a combination pool and lazy river swimming feature, an outdoor sports bar and food service area, restroom facilities, showers, water-slides, beach volleyball and extensive sundecks. In June 2005, we began the earth moving and clearing process on the land for the resort. Construction on the second phase is expected to start during 2006 and overlap with construction on the first phase. The second phase is scheduled to include 542 units and additional resort amenities, including miniature golf, a flow rider water attraction, a wave pool, a rapid river and a children's multilevel interactive water park as well as additional clubhouse improvements, include the finishing, equipping and furnishing of banquet and meeting rooms, casual and fine dining restaurants, a full service spa, a sales center and an owners' club. The first phase has been fully pre-sold for $171,823,583. Total sales to date on both phases currently totals $236,409,100. Upon completion of these units, we will offer our management services to certain purchasers to permit them to voluntarily include their qualifying units in a rental program that we will operate. In addition, we will retain a 45-day, right of first refusal to repurchase the units in the resort that become available for resale. In August 2005, we obtained commitments from KeyBank National
Association ("KeyBank") for two credit facilities: one in the amount of $96,600,000 as a development and construction facility for the first phase of the resort, and the other in the amount of $14,850,000 as a land loan for the second phase of the resort. In addition, KeyBank Capital Markets, an entity related to KeyBank, will underwrite the sale of $25,995,000 in bonds issued by the Westridge Community Development District to fund the first phase of sitework for the resort and to purchase from us certain land to be owned by the district. The credit facilities and the bond sale are discussed below in more detail in "Liquidity and Capital Resources" under the heading "KeyBank Commitments."

     Our TraveLeaders business is a fully integrated travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services in both traditional and e-commerce platforms including corporate travel management, leisure sales, and meeting, special event and incentive planning. We acquired the assets of TraveLeaders effective December 31, 2004, from Around The World Travel, Inc. Around The World Travel is currently managing the assets for us. See the discussion below under "Other Events."

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

     We are in the process of integrating the administrative operations of Hickory and TraveLeaders. The integration process has been slower than we anticipated because time has been required to analyze and determine the impact, if any, of certain litigation commenced by Around the World Travel regarding its contracts with Seamless Technologies, Inc. and others. As such, expenditures have been higher than anticipated.

     Our American Travel & Marketing Group business develops and operates Internet structured clubs that specialize in using demographic affinities to promote brand loyalty through the delivery of customized travel and other benefits to a constituency that is built under the auspices of a national retailer, publisher or national cause. A vital component to the benefits provided to club members and the sponsors is the inclusion of a sophisticated rewards program that will provide customer retention tracking data to those sponsors while enabling the members to enjoy significant discounts and rewards for their loyalty. We have entered into agreements with a prominent sports media organization, a national publisher and an international retail food service company. Based upon current agreements, we expect to launch a new club on an average of one every six months for the next twenty-four months. We fulfill travel service orders produced by these clubs through TraveLeaders.

     In December 2004, we entered into a joint venture with IMA Antigua, Ltd. to operate a call center that we own located in Antigua. The joint venture is operated through Caribbean Media Group, Ltd. We own 49% of this joint venture company. The call center provides in-bound and out-bound traffic for customer service, customer retention and accounts receivable management. The clients of the call center are well known national businesses with well-established credit and operational systems.

     Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we receive and recognize as income 90% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization. The balance is retained by Around The World Travel as a management fee.

     We also currently generate modest revenue from our call center joint venture in Antigua. We expect revenues from our call center operations to increase during the fourth quarter based on new orders from a major client which ordered more seats in October of 2005.

OTHER  EVENTS

     On January 29, 2005, we entered into an operating agreement with a subsidiary of Sonesta International Hotels Corporation of Boston, Massachusetts, a luxury resort hospitality management company. Pursuant to the operating agreement, we sub-contracted to Sonesta substantially all of the hospitality responsibilities for The Sonesta Orlando Resort at Tierra del Sol. We retain primary management control of the resort. We utilized the architectural firm of Fugelberg Koch to design the residential units of the resort, amenities and the clubhouse. In February 2005, we held the official groundbreaking ceremony for the resort.

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

     We amended our agreement with Around The World Travel, Inc. effective March 31, 2005, to change the manner in which we paid for the TraveLeaders assets that we acquired on December 31, 2004. The purchase price of $17,500,000 was determined by adding $1,500,000 to the fair value ($16,000,000) of the business as a going concern as determined by management using an appraisal performed by an independent investment banking firm. Pursuant to the terms of the original asset purchase agreement and prior to the completion of the independent valuation, we were to assume and forgive an aggregate of $17,306,352 in liabilities and issue 1,936 shares of our Series F preferred stock valued at $193,648 in consideration for the assets. Under the amendment, the liabilities assumed were reduced to $4,242,051, we forgave certain working capital loans in the amount of $4,774,619 that Around The World Travel owed to us and we cancelled the issuance of Series F preferred stock. In addition, we issued a 60 month, 6% per annum note in favor of Around The World Travel in the principal amount of $8,483,330. During the first quarter of 2005, we transferred to Around The World Travel doubtful receivables, pre-paids and security deposits that we had acquired pursuant to the asset purchase agreement to reduce the amount of the note. We also allowed Around The World Travel to retain an amount of accounts receivable that we had acquired, which further offset the note. The final balance due under the note after the offsets, was $6,356,740, which was evidenced by a new note. TraveLeaders has generated revenues during 2005 that are lower than the projected revenues provided by Around The World Travel, Inc. when we were negotiating the acquisition. These projections may have been used by the third-party investment banking firm that provided a valuation of the assets. We are continuing to negotiate with Around The World Travel, Inc. regarding the purchase price and the terms of our payment. See "Risks Related To Our Travel Division," below.

     In May 2005, we extended the maturity dates of two notes payable to third parties in the aggregate amount of $7,853,266 that matured on March 31, 2005 to September 30, 2005. By virtue of the pending closing of our credit facilities with KeyBank and a verbal extension through the closing of our credit facilities, we have avoided default on these loans.

KNOWN  TRENDS,  EVENTS,  AND  UNCERTAINTIES

     We expect to experience seasonal fluctuations in our gross revenues and net earnings from our Travel Division. This seasonality may cause significant fluctuations in our quarterly operating results. In addition, other material fluctuations in operating results may occur due to the timing of development of certain projects and our use of the completed contracts method of accounting with respect thereto. Furthermore, costs associated with the acquisition and development of vacation resorts, including carrying costs such as interest and taxes, are capitalized as inventory and will be allocated to cost of real estate sold as the respective revenues are recognized. We intend to continue to invest in projects that will require substantial development and significant amounts of capital funding during 2005 and in the years ahead.

     On September 8, 2005, we executed a non-binding term sheet to acquire 100% of the membership interests of Vici Marketing Group, LLC solely in exchange for our common stock. We disclosed details of the term sheet in a Form 8-K filed with the Securities and Exchange Commission (the "Commission") on September 22, 2005. We are continuing to perform due diligence regarding the transaction, however, there can be no assurance that we will close such transaction.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     Going  Concern  Considerations
     ------------------------------

     We have incurred predictable losses while developing our business, and we have negative retained earnings. We expect our travel operations through the end of the current fiscal year to require additional working capital of approximately $750,000. We may need more capital than originally expected for TraveLeaders as discussed below, under the heading "Risks Related to Our Travel Division." If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations, we may be required to restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Revenues from our call center are recognized on the equity basis from the joint venture that operates the call center. We own 49% of the joint venture.

     We have entered into 685 pre-construction sales contracts for units in The Sonesta Orlando Resort at Tierra del Sol. We will recognize revenue when title is transferred to the buyer.

     Goodwill
     --------

     We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No.
144. In December 2004, we recorded an impairment of $1,500,000 related to the acquisition of the TraveLeaders assets based on our payment of more than fair value as determined by an independent investment bank. Our remaining goodwill of $14,425,437 has not been impaired as of September 30, 2005, and is evaluated on an annual basis or whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable. TraveLeaders has generated revenues during 2005 that are lower than the projected revenues provided by Around The World Travel, Inc. when we were negotiating the acquisition. These projections may have been used by the third-party investment banking firm that provided a valuation of the assets, which could affect the value that we paid to acquire the business from them, lead to a determination by us or our auditors that that goodwill is materially impaired and/or require us to restate our financial statements. See "Risk Factors" under the heading "Risks Related to Our Travel Division." We are continuing to negotiate with Around The World Travel, Inc. regarding the purchase price and the terms of our payment.

RESULTS  OF  OPERATIONS

Three  Months  ended  September 30,  2005  Compared  to  Three  Months  Ended
-----------------------------------------------------------------------------
September 30, 2004
------------------

     Revenue decreased $215,100, or 16%, to $1,141,422 for the three months ended September 30, 2005, as compared to revenue of $1,356,522 for the three months ended September 30, 2004. The decrease in revenue was primarily attributable to a change in the business model of Hickory. Previously, much of Hickory's revenue was directly linked to pre-paid listing fees causing immediate revenue recognition. Currently, a material portion of Hickory's revenue is tied to performance which has resulted in a deferral of much of Hickory's revenue to the point where they are measurable in the subsequent year. In addition, we received revenue from the assets that we acquired from Around The World Travel, Inc., which was offset by a loss from our call center operations during the same period. We had not acquired these assets or started our call center operations during the three month period ended September 30, 2004.

     Depreciation and amortization expense increased $181,414, or 77%, to $417,965 for the three months ended September 30, 2005, as compared to depreciation and amortization expense of $236,551 for the three months ended September 30, 2004. The increase in depreciation and amortization expense was primarily attributable to the additional assets that we acquired from Around The World Travel, Inc. and the call center assets becoming eligible for depreciation when our call center operations began in January 2005. Our depreciable assets consisted of office equipment, furniture and fixtures and telecommunications equipment.

     General and administrative expenses increased $776,326, or 35%, to $2,985,390 for the three months ended September 30, 2005, as compared to general and administrative expenses of $2,209,064 for the three months ended September 30, 2004. The increase in general and administrative expenses was primarily attributable to general expenses, personnel and rent for the call center operations which began in January 2005,an increase in general and personnel expenses incurred by American Travel & Marketing Group, Inc., which develops and operates Internet structured affinity clubs, increases in general expenses incurred by Comtech Fibernet, Inc., which operates a fiber optics business, and a write-off of accounts receivable by American Leisure Marketing and Technology, Inc., which is non-operating. Our general and administrative expenses consisted of the following categories: personnel, facility, technology and telecommunications, professional fees and other general and administrative expenses.

     Loss from operations increased $1,172,840, or 108%, to $2,261,933 for the three months ended September 30, 2005, as compared to a loss from operations of $1,089,093 for the three months ended September 30, 2004. The increase in loss from operations was due to the decrease in revenue and the increase in depreciation and amortization expense and general and administrative expenses.

     Interest expense increased $585,361, or 463%, to $711,666 for the three months ended September 30, 2005, as compared to interest expense of $126,305 for the three months ended September 30, 2004. During the period from December 2003 to December 2004, we received a total of $11,505,000 of convertible debt financing from Stanford Venture Capital Holdings, Inc. ("Stanford"). Interest expense increased as a result of the debt financing that we received from Stanford and interest on additional debt that we either assumed or incurred in acquiring substantially all of the assets of Around The World Travel, Inc.

     We did not have income or loss attributable to minority interest of Hickory for the three months ended September 30, 2005, as compared to income attributable to minority interest of $26,062 for the three months ended September 30, 2004.

     Loss from equity in operations of unconsolidated affiliate was $59,743 for the three months ended September 30, 2005, which was attributable to our 49% interest in the joint venture that operates the call center. We did not have an interest in these operations for the three months ended September 30, 2004.

     Loss before income taxes increased $1,844,006, or 155%, to $3,033,342 for the three months ended September 30, 2005, as compared to loss before income taxes of $1,189,336 for the three months ended September 30, 2004. The increase in loss before income taxes was due to the increase in interest expense, the loss from equity in operations of unconsolidated affiliate and the decrease in income attributable to minority interest in addition to the increase in loss from operations.

     We did not record a provision for income taxes for the three months ended September 30, 2005. We recorded a provision for income taxes of $(1,452) for the three months ended September 30, 2004. Although we have net operating loss carry-forwards that may be used to offset future taxable income and generally expire in varying amounts through 2024, no tax benefit has been reported in the financial statements.

     Net loss increased $1,842,554, or 155%, to $3,033,342 for the three months ended September 30, 2005, as compared to net loss of $1,190,788 for the three months ended September 30, 2004. The increase in net loss was primarily due to the increase in depreciation and amortization expense, the increase in general and administrative expenses, the increase in interest expense, the loss from equity in operations of unconsolidated affiliate and the decrease in income attributable to minority interest.

     We accrued undeclared preferred stock dividend of $350,890 for the three months ended September 30, 2005, as compared to undeclared preferred stock dividend of $275,969 for the three months ended September 30, 2004. Information regarding undeclared preferred stock dividend can be found in Note H of the Notes to Financial Statements included elsewhere in this report. The increase in undeclared preferred stock dividend was due to the issuance of additional shares of preferred stock with cumulative dividends.

     Net loss after preferred stock dividend increased $1,917,474, or 131%, to $3,384,232 with basic and diluted net loss per share of $0.33 for the three months ended September 30, 2005, as compared to net loss of $1,466,757 with basic and diluted net loss per share of $0.16 for the three months ended September 30, 2004. Information regarding net loss after preferred stock dividend can be found in Note H of the Notes to Financial Statements included elsewhere in this report. The increase in net loss after preferred stock dividend and basic and diluted net loss per share was due to the increase in preferred stock dividend in addition to the increase in net loss.

Nine  Months  ended  September  30,  2005  Compared  to  Nine  Months  Ended
----------------------------------------------------------------------------
September 30, 2004
------------------

     Revenue increased $1,938,872, or 53%, to $5,640,341 for the nine months ended September 30, 2005, as compared to revenue of $3,701,469 for the nine months ended September 30, 2004. The increase in revenue was primarily attributable to additional revenue from the assets that we acquired from Around The World Travel, Inc. and the gain from the sale of property in March 2005.

     Depreciation and amortization expense increased $552,349, or 81%, to $1,231,892 for the nine months ended September 30, 2005, as compared to depreciation and amortization expense of $679,543 for the nine months ended September 30, 2004. The increase in depreciation and amortization expense was primarily attributable to the additional assets that we acquired from Around The World Travel, Inc. and the call center assets becoming eligible for depreciation when our call center operations began in January 2005. Our depreciable assets consisted of office equipment, furniture and fixtures and telecommunications equipment.

     General and administrative expenses increased $1,567,715, or 26%, to $7,662,588 for the nine months ended September 30, 2005, as compared to general and administrative expenses of $6,094,873 for the nine months ended September
30, 2004. The increase in general and administrative expenses was primarily attributable to general expenses, personnel and rent for the call center operations which began in January 2005, an increase in general and personnel expenses incurred by American Travel & Marketing Group, Inc., which develops and operates Internet structured affinity clubs, increases in general expenses incurred by Comtech Fibernet, Inc., which operates a fiber optics business, and a write-off of accounts receivable by American Leisure Marketing and Technology, Inc., which is non-operating. Our general and administrative expenses consisted of the following categories: personnel, facility, technology and telecommunications, professional fees and other general and administrative expenses.

     Loss from operations increased $181,192, or 5.9%, to $3,254,139 for the nine months ended September 30, 2005, as compared to a loss from operations of $3,072,947 for the nine months ended September 30, 2004. The increase in loss from operations was primarily due to the increase in depreciation and amortization expense and general and administrative expenses.

     Interest expense increased $1,233,259, or 573%, to $1,448,510 for the nine months ended September 30, 2005, as compared to interest expense of $215,251 for the nine months ended September 30, 2004. During the period from December 2003 to December 2004, we received a total of $11,505,000 of convertible debt financing from Stanford. Interest expense increased as a result of the debt financing that we received from Stanford and interest on additional debt that we either assumed or incurred in acquiring substantially all of the assets of Around The World Travel, Inc.

     We did not have income or loss attributable to minority interest of Hickory for the nine months ended September 30, 2005, as compared to income attributable to minority interest of $510,348 for the nine months ended September 30, 2004.

     Loss from equity in operations of unconsolidated affiliate was $274,537 for the nine months ended September 30, 2005, which was attributable to our 49% interest in the joint venture that operates the call center. We did not have an interest in these operations for the nine months ended September 30, 2004.

     Loss before income taxes increased $2,199,336, or 79%, to $4,977,186 for the nine months ended September 30, 2005, as compared to loss before income taxes of $2,777,850 for the nine months ended September 30, 2004. The increase in loss before income taxes was due to the increase in interest expense, the loss from equity in operations of unconsolidated affiliate and the decrease in income attributable to minority interest in addition to the increase in loss from operations.

     We did not record a provision for income taxes for the nine months ended September 30, 2005. We recorded a provision for income taxes of $(5,322) for the nine months ended September 30, 2004. Although we have net operating loss carry-forwards that may be used to offset future taxable income and generally expire in varying amounts through 2024, no tax benefit has been reported in the financial statements.

     Net loss increased $2,194,014, or 79%, to $4,977,186 for the nine months ended September 30, 2005, as compared to net loss of $2,783,172 for the nine months ended September 30, 2004. The increase in net loss was primarily due to the increase in depreciation and amortization expense, the increase in general and administrative expenses, the increase in interest expense, the loss from equity in operations of unconsolidated affiliate and the decrease in income attributable to minority interest.

     We accrued undeclared preferred stock dividend of $1,052,670 for the nine months ended September 30, 2005, as compared to undeclared preferred stock dividend of $551,938 for the nine months ended September 30, 2004. Information regarding undeclared preferred stock dividend can be found in Note H of the Notes to Financial Statements included elsewhere in this report. The increase in undeclared preferred stock dividend was due to the issuance of additional shares of preferred stock with cumulative dividends.

     Net loss after preferred stock dividend increased $2,694,746, or 81%, to $6,029,856 with basic and diluted net loss per share of $0.60 for the nine months ended September 30, 2005, as compared to net loss of $3,335,110 with basic and diluted net loss per share of $0.41 for the nine months ended September 30, 2004. Information regarding net loss after preferred stock dividend can be found in Note H of the Note to Financial Statements included elsewhere in this report. The increase in net loss after preferred stock dividend was due to the increase in preferred stock dividend in addition to the increase in net loss.

     We  had  an  accumulated  deficit  of $14,349,827 as of September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     In September 2005, we received an additional $75,000 through an increase in one of our credit facilities with Stanford. We expect that we will require approximately $750,000 through the end of the current fiscal year for working capital for our travel management and services businesses. TraveLeaders has generated revenues during 2005 that are lower than the projected revenues provided by Around The World Travel, Inc. when we were negotiating the acquisition of substantially all of its assets. These projections may have been used by the third-party investment banking firm that provided a valuation of the assets. Our reliance on those projections and on the valuation may require the further procurement of additional capital to support Traveleaders in the fourth quarter of 2005 if the projections are not fully realized. See "Risks Relating To Our Travel Division." Also, in November, 2005, $1,250,000 of our credit facility with Stanford is scheduled to mature. Stanford has verbally agreed to extend the maturity through the closing of the credit facilities with KeyBank (discussed below). We anticipate either renewing the facility or repaying it via refinancing our accounts receivable with a commercial bank. Two notes payable to third parties in the aggregate amount of $7,853,266 plus accrued interest of $534,764 as of September 30, 2005 were scheduled to mature on such date. By virtue of the pending closing of our credit facilities with KeyBank and a verbal extension through the closing of our credit facilities, we have avoided default on these loans. We plan to repay the notes with part of the funds that we plan to receive from KeyBank (as discussed below) and from the completion of a contract for sale of the 40 acres of commercial land adjoining The Sonesta Orlando Resort at Tierra Del Sol for $7,000,000, of which we have received a deposit of $3,012,032. In November 2003, we entered into an agreement with Town Center Commercial Group, LLC to sell the land; however, the closing was conditioned upon us releasing this property from its mortgage with Grand Bank & Trust of Florida, as disclosed in our Form 10-KSB filed on May 21, 2004. The balance of the purchase price will be paid in cash. We plan to satisfy the mortgages and close the sale upon closing the credit facilities with KeyBank.

We obtained commitments from KeyBank for two credit facilities in the aggregate amount of $111,450,000 for The Sonesta Orlando Resort at Tierra del Sol. In addition, KeyBank Capital Markets will underwrite the sale of $25,995,000 in bonds issued by the Westridge Community Development District to fund the first phase of sitework for the resort and to purchase from us certain land to be owned by the district. KeyBank has confirmed to us that the underwriting on the bonds is completed and the pre-sale bids have been received. We anticipate that the bond sale will be consummated upon the completion of the syndication by KeyBank of part of the credit facilities. The bonds will be repaid by residential unit owners in the district over a 30-year period, through a tax assessment by the district. We estimate that the sum of the funds from the credit facilities, the completion of the sale of our 40 acres of commercial land and the bond sale proceeds will provide sufficient capital for the construction of the first phase of The Sonesta Orlando Resort at Tierra del Sol.

     In addition, to partially fund our development costs at The Sonesta Orlando Resort at Tierra del Sol, we have used cash from buyers' deposits, after providing the disclosure required by Florida law, on the pre-sold town homes for which the buyer has waived the requirements to maintain the funds in escrow. The deposits on the town homes range from 10% to 20% of the purchase price. As of November 15, 2005, approximately 90% of the buyers of town homes in the resort have waived the escrow requirement and these funds have been expended for our project related costs. Our contract for the condominiums requires a 20% deposit. All of the deposits received on condominium contracts are maintained in escrow and are shown on our balance sheet as restricted cash. Provided the purchaser has waived escrow, we may use any condominium contract deposit in excess of 10% to fund the hard costs of construction of their unit. In the event we post a bond according to Florida law, we will also be permitted to use the bonded portion of the deposits on the condominiums for the projects development and construction costs.

     We had total current assets of $8,833,468 as of September 30, 2005, which consisted of cash of $6,711,563, of which $6,231,933 was restricted, prepaid expenses and other assets of $1,271,186, accounts receivable of $768,464, and note receivable of $82,255. The restricted cash is for deposits received on pre-sale contracts, which are being held in escrow. The majority of accounts receivable represent the travel receivables of Hickory.

     We had total current liabilities of $17,787,830 as of September 30, 2005, which consisted of current maturities of long-term debt and notes payable of
$8,519,468 accounts payable and accrued expenses of $3,467,878, customer deposits of $3,012,032, accrued expenses to officers of $1,767,500, current maturities of notes payable to related parties of $916,317 of which approximately $150,844 was owed to our CEO/director and his affiliates and $131,945 was owed to another director, and other current liabilities of $104,635. We expect to close the credit facilities with KeyBank during the fourth quarter of 2005, and use part of the funds to pay off current maturities of long-term debt and notes payable of $8,519,468, which includes two notes payable to third parties in the aggregate amount $7,853,266 plus accrued interest of $534,764 as of September 30, 2005, which were scheduled to mature on such date. By virtue of the pending closing of our credit facilities with KeyBank and a verbal extension through the closing of our credit facilities, we have avoided default on these loans.

     We had negative net working capital of $8,954,362 as of September 30, 2005. The ratio of total current assets to total current liabilities was approximately

50% as of September 30, 2005. That ratio will improve after we pay off current maturities of long-term debt and notes payable with part of the funds that we expect to receive from KeyBank and the sale of the commercial land as referred to above.

     Net cash provided by operating activities was $15,848,100 for the nine months ended September 30, 2005, as compared to net cash provided by operating activities of $5,665,490 for the nine months ended September 30, 2004. The increase in net cash provided by operating activities for the nine months ended September 30, 2005 was attributable to an increase in deposits on unit pre-sales of $15,390,518, an increase in customer deposits of $3,012,032, an increase in accounts payable and accrued expenses of $1,879,537, a decrease in receivables of $1,739,931, an adjustment of $1,448,510 for non-cash interest expense, and an adjustment of $1,231,892 for depreciation and amortization which were offset by net loss of $4,977,186, an increase in prepaid commissions of $2,840,542, a decrease in shareholder advances and notes payable of $596,265 and an increase in prepaid and other assets of $440,325.

     Net cash used in investing activities was $15,495,088 for the nine months ended September 30, 2005, as compared to net cash used in investing activities of $9,054,984 for the nine months ended September, 2004. The increase in net cash used in investing activities was attributable to capitalization of real estate carrying costs of $8,390,038, increase in restricted cash of $6,231,933, the acquisition of AWT assets for which we used cash of $767,291 and acquisition of fixed assets of $105,828 for the nine months ended September 30, 2005.

     Net cash provided by financing activities was $(2,139,424) for the nine months ended September 30, 2005, as compared to net cash provided by financing activities of $5,490,283 for the nine months ended September 30, 2004. The decrease in net cash provided by financing activities was due to the payment of debt of $1,980,189 and payments of notes payable to related parties of $913,084 for the nine months ended September 30, 2005 which were offset by proceeds from notes payable of $512,124 and proceeds of notes payable from related parties of $241,725.

     Previously we have relied on loans from third parties and from related parties to provide working capital and other funding needs. Our outstanding debt includes three credit facilities totaling $11,605,000 in principal amount provided by Stanford. We recently obtained commitments from KeyBank for two credit facilities in an aggregate of $111,450,000 for The Sonesta Orlando Resort at Tierra del Sol. In addition, KeyBank Capital Markets will underwrite the sale of $25,995,000 in bonds issued by the Westridge Community Development District to fund the first phase of sitework for the resort and to purchase from us certain land to be owned by the district.

Stanford Credit Facilities
--------------------------

     At September 30, 2005, we had outstanding principal balance of $11,680,000 under our three credit facilities with Stanford. Our $6,000,000 secured revolving credit facility with Stanford bears interest at a fixed rate of 6% per annum payable quarterly in arrears and matures on December 18, 2008. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $15.00 per share. The $6,000,000 credit facility is guaranteed by Malcolm Wright, our chief executive officer and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited.

     Our $4,250,000 secured revolving credit facility with Stanford bears interest at a fixed rate of 8% per annum payable quarterly in arrears. The credit facility is comprised of two tranches. The first tranche of $1,250,000, which matures in November, 2005, may solely be used for the working capital of our Hickory and TraveLeaders travel business and must immediately be repaid to the extent that the borrowed amount together with accrued and unpaid interest exceeds a borrowing base which is generally calculated as the lesser of $1,250,000, or 50% of the dollar amount of TraveLeaders eligible accounts receivable minus such reserves as the lender may establish from time to time in its discretion. Stanford has verbally agreed to extend the maturity through the closing of the credit facilities with KeyBank. The second tranche of $3,000,000 matures on April 22, 2007. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

     Our  $1,430,000  secured  revolving  credit  facility  with  Stanford bears interest at a fixed rate of 8% per annum and matures April 22, 2007. We received $75,000 of this amount in September 2005. The proceeds of this facility may be used solely for our call center operations in Antigua. Interest for the period from January 1, 2005 to March 31, 2006 is due on April 3, 2006 and interest is due quarterly in arrears for periods after April 1, 2006. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by all of the issued and outstanding stock of our subsidiary, Caribbean Leisure Marketing Limited.

     All of our credit facilities with Stanford contain customary covenants and restrictions, including covenants that prohibit us from incurring certain types of indebtedness, paying dividends and making specified distributions. Failure to comply with these covenants and restrictions would constitute an event of default under our credit facilities, notwithstanding our ability to meet our debt service obligations. Upon the occurrence of an event of default, the lender may convert the debt to our common stock, accelerate amounts due under the applicable credit facility and may foreclose on collateral and/or seek payment from a guarantor of the credit facility. At September 30, 2005, we believe we were in compliance with the covenants and other restrictions applicable to us under each credit facility.

KeyBank Commitments
-------------------

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

The loans will be subject to various terms and conditions standard in the industry for these types of loans as agreed to by the parties. See "Risk Factors," below. In addition, KeyBank Capital Markets will underwrite the sale of $25,995,000 in bonds issued by the Westridge Community Development District to fund the first phase of sitework for the resort and to purchase from us certain land to be owned by the district.

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

     We anticipate that the first phase of sitework for 600 units at an estimated cost of $19,200,000 will be funded, in part, by the Westridge
Community Development District from the sale of $25,995,000 of Special Assessment Capital Improvement bonds issued on a non-recourse basis to us. Bond sale proceeds are to be used for infra-structure construction and the acquisition of lands to be dedicated to the public purposes for which the district was created. The district was initially proposed and underwritten by us and enabled by an order of a Florida State District Court. KeyBank has confirmed to us that the underwriting on the bonds is completed and the pre-sale bids have been received. We anticipate that the bond sale will be consummated upon the syndication by KeyBank of part of the credit facilities. The bonds will be repaid by residential unit owners in the district over a 30-year period, through a tax assessment by the district. The Borrowers will assign to KeyBank the proceeds to be received from the funding of the bonds. KeyBank Capital Markets will underwrite the bond issuance, with net proceeds in the amount of approximately $21,139,322, of which $8,038,370 will be used for land, $6,038,370 will be used for costs to construct the resort, and $2,000,000 will be placed in a collateral account to be pledged as additional security for the $96,600,000 construction loan.

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

     Our ability to construct The Sonesta Orlando Resort at Tierra del Sol and repay our current debt is contingent upon us closing the construction financing and receiving the district bond sale proceeds. Both credit facilities are expected to close by the end of 2005; however, there is no assurance that we will not experience delays in closing the construction loan and bond financing. If we are unable to obtain financing for our working capital needs or close the construction loan or the bond financing, we will be required to find alternative sources of capital that may not be available when needed or on terms satisfactory to us, if at all. In the past, most of our working capital has been obtained through loans from or the purchase of equity by our officers, directors, large shareholders and some third parties. At this time, we do not have any written commitments for additional capital from any of these parties, other than the commitments from KeyBank which are to be used specifically for The Sonesta Orlando Resort at Tierra del Sol.

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

RISK FACTORS

RISKS  RELATING  TO  OUR  CAPITAL  AND  LIQUIDITY  NEEDS

WE  HAVE  A  LIMITED  HISTORY  OF  OPERATIONS AND WE HAVE A HISTORY OF OPERATING
LOSSES.

     Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As of September 30, 2005, we had an accumulated deficit of $14,349,827.

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

WE HAVE RECEIVED $11,680,000 MILLION OF CONVERTIBLE DEBT FINANCING FROM STANFORD, WHICH IS SECURED BY MORTGAGES ON OUR PROPERTY AND LIENS ON OUR ASSETS.

We have received an aggregate of $11,680,000 million of convertible debt financing from Stanford. The terms of our financial arrangements with Stanford are secured by the following mortgages on our properties and liens on our assets:

     - Our $6,000,000 credit facility is secured by a second mortgage on The Sonesta Orlando Resort at Tierra del Sol which we plan to develop, including all fixtures and personal property to be located on or used in connection with this property, and all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited.
     - Our $4,250,000 credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.
     - Our $1,430,000 credit facility is secured by all of the issued and outstanding stock of our subsidiary, Caribbean Leisure Marketing Limited.

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

HURRICANES AND OTHER ACTS OF GOD HAVE OCCURRED WHICH HAVE HAD A MATERIALLY ADVERSE AFFECT ON OUR TRAVEL DIVISION AND ARE LIKELY TO INCREASE OUR COSTS TO BUILD THE SONESTA ORLANDO RESORT AT TIERRA DEL SOL. THESE AND OTHER ACTS OF GOD COULD HAVE A MATERIALLY ADVERSE EFFECT ON ALL OF OUR DIVISIONS.

The destruction to Florida and the Gulf Coast caused by hurricanes Wilma and Katrina, tornadoes and severe thunderstorms during the period from August 2005 to October 2005 caused TraveLeaders' offices in South Florida to close for two weeks. These closures had a materially adverse effect on cash flows from the TraveLeaders business during that period and may have a materially adverse effect on cash flows or other aspects of our Travel Division going forward. The destruction has increased the demand for construction labor and materials, which will likely increase our costs to build The Sonesta Orlando Resort at Tierra del Sol. We believe that we may be able to pass some or all of these increases to our customers under their purchase contracts although there is no certainty that we can achieve this with all of our customers. If we are required to pay more for construction labor and materials or we are unable to obtain such labor or materials at all, it would have a materially adverse effect on our Resort Development Division, our liquidity and our financial condition. In addition, these and other Acts of God may have a materially adverse effect on our Communications Division as well as other operations within our Travel Division and Resort Development Division.

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

Our compliance is also necessary to trigger the issuance and sale of $25,995,000 of Westridge Community Development District bonds, the net proceeds of which are needed for the first phase of sitework for the resort and to purchase from us certain land to be owned by the district. Proceeds from the sale of the bonds are a necessary component to the capital structure of the project to develop the resort. If we cannot close the loans as committed to by KeyBank in a timely manner, or at all, it will cause a delay in the construction of the resort. See "Risks Related to Our Travel Division," below, for information regarding delays that we have experienced in closing the KeyBank loans.

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

WE MAY PROVIDE THE EXECUTIVE OFFICERS OF OUR SUBSIDIARIES AN AGGREGATE PROFIT SHARE OF UP TO 19% OF THE PRE-TAX PROFITS OF THE SUBSIDIARY IN WHICH THEY SERVE AS OUR EXECUTIVE OFFICERS, WHICH WOULD REDUCE ANY PROFITS THAT WE MAY EARN.

     We may provide the executive officers of each of our subsidiaries an aggregate profit share of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as executive officers. Malcolm J. Wright would receive 19% of the pre-tax profits of Leisureshare International Ltd, Leisureshare International Espanola SA, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., Tierra Del Sol Resort, Inc., and Wright Resort Villas and Hotels Inc., formerly American Leisure Hospitality Group, Inc. We do not have any agreements with our officers regarding the profit share other than with L. William Chiles. Mr. Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment over the life of his contract of $2,700,000. As Mr. Chiles' profit share is limited, it is not subject to the buy-out by us described below. It is proposed that the executive officers of our other subsidiaries may participate in a profit share of up to 19% of the pre-tax profits of the subsidiary in which they serve as executive officers. We will retain the right, but not have the obligation to buy out all of the above agreements after a period of five years by issuing such number of shares of our common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third of the price-earnings ratio of our common stock at the time of the buyout divided by the greater of the market price of our common stock or $5.00. If we pay profit shares in the future, it will reduce our profits and the amount, if any, that we may otherwise have available to pay dividends to our preferred and common stockholders.

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

WE ARE RELIANT ON KEY MANAGEMENT AND IF WE LOSE ANY OF THEM, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

     Our success depends, in part, upon the personal efforts and abilities of Malcolm J. Wright and L. William Chiles. Mr. Wright is a Director of the Company and the Company's Chief Executive Officer, President and Chief Financial Officer. Mr. Chiles is a Director of the Company and President of Hickory. Our ability to operate and implement our business plan is dependent on the continued service of Messrs. Wright and Chiles. We have entered into an employment agreement with Mr. Chiles, but not with Mr. Wright. If we are unable to retain and motivate them on economically feasible terms, our business and results of operations will be materially adversely affected.

IF WE DO NOT EVENTUALLY PAY MALCOLM J. WRIGHT, OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER FOR HIS SERVICES AS AN EXECUTIVE OFFICER AND A DIRECTOR, WE COULD LOSE HIS SERVICES.

     We have not paid cash to Malcolm J. Wright for his services as an executive officer and a director as of the filing of this report; however, he is entitled to receive various forms of remuneration from us such as accrued salary of $500,000 per year beginning in 2004 and accrued compensation of $18,000 per year for serving as a director. We may pay Mr. Wright a profit share of 19% of the pre-tax profits, if any, of various subsidiaries as discussed above. We have made payments to entities controlled by Mr. Wright in consideration for substantial services that those entities have provided to us for The Sonesta Orlando Resort at Tierra del Sol. If we do not eventually pay cash to Mr. Wright for his salary, director's compensation and profit shares, he may determine to spend less of his time on our business or to resign his positions as an officer and a director.

RISKS RELATED TO OUR TRAVEL DIVISION

WE NEED APPROXIMATELY $750,000 OF CAPITAL THROUGH THE END OF THE CURRENT FISCAL YEAR FOR THE TRAVEL DIVISION THAT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

     We need to raise approximately $750,000 through the end of the current fiscal year for the working capital needs for the Travel Division which includes Hickory's requirement through the third quarter of 2005 to cover its seasonal losses, TraveLeaders' requirements during its reorganization to adopt our business models, and our operating costs prior to closing a construction loan (discussed elsewhere in this report). We may need more capital for TraveLeaders than originally expected as discussed below. Also, in November, 2005, $1,250,000 of our credit facility with Stanford is scheduled to mature. Stanford has verbally agreed to extend the maturity through the closing of the credit facilities with KeyBank. Two notes payable to third parties in the aggregate amount to $7,853,266 plus accrued interest of $534,764 as of September 30, 2005, were scheduled to mature on such date. By virtue of the pending closing of our credit facilities with KeyBank and a verbal extension through the closing of our credit facilities, we have avoided default on these loans. We plan to repay the notes with part of the funds that we plan to receive from KeyBank, and from the completion of a contract for the sale of 40 acres of commercial land. We originally planned to close the credit facilities with KeyBank in October 2005, but we have changed the expected closing date to the end of 2005 to enable
KeyBank to syndicate the loan. If we do not receive a sufficient amount of additional capital on acceptable terms, or at all, we may be unable to fully implement our business plan. We have identified sources of additional working capital, but we do not have any written commitments from third parties or from our officers, directors or majority shareholders. Additional capital may not be available to us on favorable terms, if at all. If we cannot obtain a sufficient amount of additional capital, we will have to delay, curtail or scale back some or all of our travel operations, any of which would materially adversely affect our travel businesses. In addition, we may be required to restructure or refinance all or a portion of our outstanding debt.

WE  HAVE  EXPERIENCED DELAYS IN CLOSING THE CREDIT FACILITIES WITH KEYBANK WHICH
WE NEED IN ORDER TO PAY A SIGNIFICANT AMOUT OF OUR CURRENT LIABILITIES TO PREVENT DEFAULTS.

     We originally planned to close the credit facilities with KeyBank in October 2005, and use part of the funds to pay the short term portion of long-term debt and notes payable. We have changed the expected closing date to the end of 2005 to enable KeyBank to syndicate the loan. There can be no assurance that we will close the credit facilities with KeyBank as planned or obtain other financing to satisfy our current liabilities. If we are unable to close the credit facilities with KeyBank as scheduled, or at all, it would have a materially adverse effect on our liquidity and financial condition and we would be in risk of defaulting on a significant amount of our current liabilities.

TRAVELEADERS HAS GENERATED REVENUES DURING 2005 THAT ARE LOWER THAN THOSE PROJECTED BY AROUND THE WORLD TRAVEL, INC., WHICH HAS AND COULD CONTINUE TO HAVE A MATERIALLY ADVERSE EFFECT ON OUR CASH FLOW, RESULTS OF OPERATION AND FINANCIAL CONDITION.

     TraveLeaders has generated revenues during 2005 that are lower than the projected revenues provided by Around The World Travel, Inc. when we were
negotiating  the  acquisition  of  substantially   all  of  its  assets.   These
projections may have been used by the third-party investment banking firm that provided a valuation of the assets. We are continuing to negotiate with Around The World Travel, Inc. regarding the purchase price we paid for the assets and the terms of that payment. In addition, TraveLeaders' offices in South Florida were closed for two weeks due to hurricanes as discussed under the heading "Risks Relating To Our Capital and Liquidity Needs." The unrealized projections and the closures have had a materially adverse effect on our cash flow, results of operations and financial condition. They could continue to have a materially adverse effect in the future and could require us to obtain additional capital to support TraveLeaders in the fourth quarter of 2005 and beyond.

AROUND THE WORLD TRAVEL, INC. MAY HAVE MISREPRESENTED TO US AND THIRD PARTIES THE PROJECTED REVENUES FROM TRAVELEADERS, WHICH COULD LEAD TO A DETERMINATION BY US THAT GOODWILL IS MATERIALLY IMPAIRED AND REQUIRE US TO RESTATE OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND/OR DISCLOSE THAT THE AUDIT REPORT OF OUR INDEPENDENT ACOUNTANTS AND/OR THEIR COMPLETED INTERIM REVIEWS SHOULD NO LONGER BE RELIED UPON.

     We believe that Around The World Travel, Inc. may have misrepresented the projected revenues of TraveLeaders which could affect the value that we paid to acquire the assets from them. A third-party investment banking firm may have used these projections in its valuation of the assets. We had goodwill of $14,425,437 as of September 30, 2005, of which $12,585,435 was attributable to the assets that we acquired from Around The World Travel, Inc. If Around The World Travel, Inc. misrepresented the projected revenues of TraveLeaders, it could lead to a determination by us that goodwill is materially impaired, which would have a materially adverse effect on our business, results of operations and financial condition and could require us to restate our previously issued financial statements and/or disclose that the audit report of our independent accountants and/or one or more of their completed interim reviews should no longer be relied upon. We are continuing to negotiate with Around The World Travel, Inc. regarding the purchase price for the assets and the terms of that payment.

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

GLOBAL TRAVEL DISTRIBUTION SYSTEM CONTRACTS THAT WE MAY ENTER INTO GENERALLY PROVIDE FOR FINANCIAL PENALTIES FOR NOT ACHIEVING PERFORMANCE OBJECTIVES.

     We are investigating the economic attributes of entering into multi-year global distribution system contracts. These contracts typically cover a five-year period and could require us to meet certain performance objectives if we receive advance consideration within such a contract in anticipation of stated performance objectives. If we do not structure a global distribution system contract effectively, it may trigger financial penalties if the performance objectives are not met. In the event that we enter into global distribution system contracts and are unable to meet the performance objectives, it could have a material adverse effect on our business, liquidity and results of operations.

THE CONTRACTS WITH CLIENTS OF THE TRAVELEADERS BUSINESS DO NOT GUARANTEE THAT WE WILL RECEIVE A MINIMUM LEVEL OF REVENUE, ARE NOT EXCLUSIVE, AND MAY BE TERMINATED ON RELATIVELY SHORT NOTICE.

     The contracts with clients of the TraveLeaders business do not ensure that we will generate a minimum level of revenue, and the profitability of each client may fluctuate, sometimes significantly, throughout the various stages of our sales cycles. Although we will seek to enter into multi-year contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. Although some contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in any canceled sales campaign or for the revenues we may lose as a result of the early termination. If we do not generate minimum levels of revenue from our contracts or our clients terminate our multi-year contracts, it will have a material adverse effect on our business, results of operation and financial condition.

WE RECEIVE CONTRACTUALLY SET SERVICE FEES AND HAVE LIMITED ABILITY TO INCREASE OUR FEES TO MEET INCREASING COSTS.

     Most of the travel contracts have set service fees that we may not increase if, for instance, certain costs or price indices increase. For the minority of our contracts that allow us to increase our service fees based upon increases in cost or price indices, these increases may not fully compensate us for increases in labor and other costs incurred in providing the services. If costs increase and our manager cannot, in turn, increase the service fees or it has to decrease the service fees due to a failure to achieve defined performance objectives, it will have a material adverse effect on the business, results of operations and financial condition.

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

RISKS RELATED TO OUR COMMUNICATIONS DIVISION

WE MAY NOT BE ABLE TO KEEP UP WITH CURRENT AND CHANGING TECHNOLOGY ON WHICH OUR BUSINESS IS DEPENDENT.

     Our call center and communications business is dependent on our computer and communications equipment and software capabilities. The underlying technology is continually changing. Our continued growth and future profitability depends on a number of factors affected by current and changing technology, including our ability to do the following:

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

     There are new rules and regulations proposed to the SEC by NASDAQ, which rules are proposed to be effective as October 1, 2005, and will amend the OTCBB rules relating to the timely filing of periodic reports with the SEC. Pursuant to the proposed rules, any OTCBB issuer who fails to file a periodic report (Form 10-QSBs or 10-KSBs) by the due date of such report (or, if applicable, the due date under any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period would be de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As the proposed rule has not been adopted as of the filing of this report, we can make no assurance that the final rule, if any, will be more or less harsh and/or carry a lesser or greater penalty. If the proposed rule change is adopted and/or any rule relating to the late filing of our periodic reports, and we are late three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.


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

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     We are a party in an action that was filed in Orange County, Florida and styled as Rock Investment Trust, P.L.C. and RIT, L.L.C. vs. Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., Case No. CIO-01-4874, Ninth Judicial Circuit, Orange County, Florida. In June, 2001, after almost 2 years from receiving notice from Malcolm Wright that one Mr. Roger Smee, doing business under the names Rock Investment Trust, PLC (a British limited company) and RIT, LLC (a Florida limited liability company) (collectively, the "Smee Entities") had defaulted under various agreements to loan or to joint venture or to fund investment into various real estate enterprises founded by Mr. Wright, the Smee Entities brought the lawsuit against Mr. Wright, American Leisure, Inc. and several other entities. The gravamen of the initial complaint is that the Smee Entities made financial advances to Wright with some expectation of participation in a Wright real estate enterprise. In general, the suit requests either a return of the Smee Entities' alleged advances of $500,000 or an undefined ownership interest in one or more of the defendant entities. Mr. Wright, American Leisure, Inc., and Inversora Tetuan, S.A., have filed a counterclaim and cross complaint against the Smee Entities and Mr. Smee denying the claims and such damages in the amount of $10 million. If the court rules that Mr. Wright is liable under his guarantee of an American Leisure, Inc. obligation to Smee, it is believed that such a ruling would not directly affect American Leisure Holdings, Inc. The litigation is in the discovery phase and is not currently set for trial. We have been advised by our attorneys in this matter that Mr. Wright's position on the facts and the law is stronger than the positions asserted by the Smee Entities.

     In March 2004, Manuel Sanchez and Luis Vanegas as plaintiffs filed a lawsuit, Case No. 04-4549 CA 09, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida which includes American Leisure Holdings, Inc., Hickory Travel Systems, Inc., Malcolm J. Wright and L. William Chiles as defendants. They are claiming securities fraud, violation of Florida Securities and Investor Protection Act, breach of their employment contracts, and claims for fraudulent inducement. We and the other defendants have denied all claims and have a counterclaim against Manuel Sanchez and Luis Vanegas for damages. The litigation will shortly enter the discovery phase and is not currently set for trial. We believe that Manuel Sanchez' and Luis Vanegas' claims are without merit and the claims are not material to us. We intend to vigorously defend the lawsuit.

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

     On March 30, 2004, Malcolm Wright, was individually named as a third-party defendant in the Circuit Court of Cook County, Illinois, Chancery Division, under the caption: Cahnman v. Travelbyus, et al. On July 23, 2004, the primary plaintiffs filed a motion to amend their complaint to add direct claims against our subsidiary, American Leisure, Inc. as well as Mr. Wright. On August 4, 2004, the plaintiffs withdrew that motion and have not asserted or threatened any direct claims against American Leisure, Inc., Mr. Wright or us.

     In early May 2004, Around The World Travel, Inc., of which we purchased substantially all of the assets, filed a lawsuit in the Miami-Dade Florida Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. We were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against Around The World Travel and American Leisure Holdings, Inc. in an action styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that Around The World Travel has breached the contracts and also that American Leisure Holdings, Inc. and Around The World Travel's Chief Executive Officer were complicit with certain officers and directors of Around The World Travel in securing ownership of certain assets for American Leisure Holdings, Inc. that were alleged to have been a business opportunity for Around The World Travel.
This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamless' attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us. The court has dismissed certain claims of tortious interference against the Company and Malcolm J. Wright and provided Seamless with leave to amend those claims with specificity. To date, the claims have not been amended by Seamless. In addition, the court dismissed a claim of conspiracy and a demand for judgment.

     On  May  4,  2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock of Around The World Travel; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. Despite the absence of any executed agreements, the plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorney's fees. Despite the absence of any executed agreements, the plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorney's fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. We intend to vigorously defend the lawsuit. We authorized our counsel to file various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying documents that grant exclusive jurisdiction to the courts located in Cook County, Illinois. A hearing on our motion is scheduled in December 2005.

     In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings, which are incidental to our business.

     We are not aware of any proceeding to which any of our directors, officers, affiliates or security holders are a party adverse to us or have a material interest adverse to our.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     In July 2005, we issued 171 shares of Series E preferred stock to The Martin Topolsky Trust in exchange for an equity interest in Around The World Travel Holdings, Inc., consisting of 13,500 shares of its Series A preferred stock and 21,687 shares of its common stock. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

     On July 1, 2005, we granted warrants to L. William Chiles, a Director, to purchase 168,672 shares of our common stock at an exercise price of $1.02 per share and warrants to Malcolm J. Wright, our Chief Executive Officer, Chief Financial Officer and a Director, to purchase 347,860 shares of our common stock at an exercise price of $1.02 per share. We issued the warrants to Mr. Chiles and Mr. Wright as consideration for them renewing their personal guarantees regarding the loan with Grand Bank & Trust of Florida in connection with our renewal of that loan. We claim an exemption from registration afforded by
Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

     In September 2005, we granted warrants to purchase 100,000 shares of our common stock at an exercise price of $1.02 per share to Frederick Pauzar for his services as a director. The warrants vested immediately with respect to 25% of the shares and will vest with respect to 25% of the shares on the next three anniversaries of the date on which Mr. Pauzar became a director, provided that Mr. Pauzar is still serving as a director on such dates. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing grant did not involve a public offering, the recipient took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

     In September 2005, we received an additional $75,000 from Stanford through an increase in one of our credit facilities with Stanford. Interest accrues at a fixed rate of 8% per annum and matures April 22, 2007 pursuant to the credit facility. Interest accrues through March 31, 2006 and is due on April 3, 2006 and interest is due quarterly in arrears for periods after April 1, 2006. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by all of the issued and outstanding stock of our subsidiary, Caribbean Leisure Marketing Limited. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing sale of securities did not involve a public offering, was for investment by Stanford and not for resale and we took appropriate measures to restrict transfer.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

     Related Party Transactions
     --------------------------

     We accrue $500,000 per year as salary payable to Malcolm J. Wright, our Chief Executive Officer. Prior to 2004, we accrued $250,000 per year as salary payable to Mr. Wright. We accrue interest at a rate of 12% compounded annually on the salary owed to Mr. Wright. As of September 30, 2005, the aggregate amount of salary payable accrued to Mr. Wright was $1,581,250. We also accrue $100,000 per year as salary payable to L. William Chiles, a director of the Company and the President of Hickory Travel Systems, Inc., for his services, and interest at a rate of 12% compounded annually beginning in 2005. As of September 30, 2005, the aggregate amount of salary payable accrued to Mr. Chiles was $186,250, which includes interest of $11,250.

     We pay or accrue directors' fees to each of our four directors in an amount of $18,000 per year for their services as directors. As of September 30, 2005, we had accrued an aggregate amount of directors' fees of $159,000.

     We entered into a debt guarantor agreement with Mr. Wright and Mr. Chiles whereby we agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of our indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles make a personal guarantee for our benefit in conjunction with any third-party financing, and Mr. Wright or Mr. Chiles elect to provide such guarantee, then Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to 3% of the total original indebtedness and 2% of any collateral posted as security. This fee is to be paid by the issuance of warrants to purchase our common stock at a fixed strike price of $1.02 per share, when the debt is incurred. Mr. Wright personally guaranteed $6,000,000 that we received from Stanford pursuant to a convertible promissory note. In addition, Mr. Wright pledged to Stanford 845,733 shares of our common stock held by Mr. Wright. Stanford is currently in possession of the shares of our common stock that Mr. Wright pledged; however, Mr. Wright retained the power to vote (or to direct the voting) and the power to dispose (or direct the disposition) of those shares. Mr. Chiles had personally guaranteed $2,000,000 of the $6,000,000 received from Stanford and pledged to Stanford 850,000 shares of our common stock held by Mr. Chiles. Stanford released Mr. Chiles from the personal guarantee and released his common stock from the pledge when we closed the $6,000,000 credit facility. Mr. Wright and Mr. Chiles have each also given a personal guarantee regarding a loan in the principal amount of $6,000,000 that was made to Tierra Del Sol Resort Inc. by Grand Bank & Trust of Florida. We have authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase
347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $1.02 per share. We are under a continuing obligation to issue warrants at $1.02 to Messrs. Wright and Chiles for guarantees that they may be required to give on our behalf going forward. Mr. Wright and Mr. Chiles renewed their personal guarantees regarding the loan with Grand Bank & Trust of Florida in connection with our renewal of that loan. We granted 168,672 warrants and 347,860 warrants to Mr. Chiles and Mr. Wright, respectively, at an exercise price of $1.02 per share for their renewal guarantees. Mr. Wright has agreed to personally guarantee repayment under the credit facilities that we plan to close with KeyBank during the fourth quarter of 2005. Upon closing the credit facilities from KeyBank, Mr. Wright will be granted additional warrants pursuant to the debt guarantor agreement in consideration for his personal guarantees.

     We may provide the executive officers of each of our subsidiaries an aggregate profit share of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as executive officers. Malcolm J. Wright would receive 19% of the pre-tax profits of Leisureshare International Ltd, Leisureshare International Espanola SA, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., Tierra Del Sol Resort Inc. and Wright Resort Villas and Hotels Inc., formerly American Leisure Hospitality Group, Inc. We do not have any agreements with our officers regarding the profit share other than with L. William Chiles. Mr. Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment over the life of his contract of $2,700,000. As Mr. Chiles' profit share is limited, it is not subject to the buy-out by us (discussed below) as it will cease as soon as the $2,700,000 amount has been paid to him. It is proposed that the executive officers of our other subsidiaries may participate in a profit share of up to 19% of the pre-tax profits of the subsidiary in which they serve as executive officers. We will retain the right, but not have the obligation to buy-out all of the above agreements after a period of five years by issuing such number of shares of our common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third of the price to earnings ratio of our common stock at the time of the buyout divided by the greater of the market price of our common stock or $5.00. We have not paid or accrued any profit share as of the filing of this report.

     Malcolm J. Wright is the President and 81% majority shareholder of American Leisure Real Estate Group, Inc. On November 3, 2003, we entered into an exclusive development agreement with American Leisure Real Estate Group to provide development services for the development of The Sonesta Orlando Resort at Tierra del Sol. Pursuant to this development agreement, it is responsible for all development logistics and we are obligated to reimburse it for all of its costs and to pay it a development fee in the amount of 4% of the total costs of the project paid by it. As of September 30, 2005, the total costs plus fees amounted to $9,232,678 which resulted in a development fee of $369,307 under the development agreement.

     Malcolm J. Wright and a trust of which Mr. Wright's natural heirs are the beneficiaries are the majority shareholders of Xpress Ltd. Xpress has experience marketing vacation homes in Europe. On November 3, 2003, we entered into an exclusive sales and marketing agreement with Xpress to sell the units in The Sonesta Orlando Resort at Tierra del Sol being developed by us. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by us plus a marketing fee of 1.5%. Pursuant to the terms of the agreement, one-half of the sales fee is payable upon entering into a sales contract (with deposits paid as required by the sales contract) for a unit in the resort and the other half is due upon closing the sale. During the period since the contract was entered into and ended September 30, 2005, the total sales made by Xpress amounted to approximately $236,409,099. As a result of the sales, we are currently obligated to pay Xpress a sales fee of approximately

$3,546,136 and a marketing fee of $3,546,136. Based on the sales contracts as of September 30, 2005, we will be obligated to pay Xpress the remaining sales fee of $3,546,136 upon closing the sales of the units. As of September 30, 2005, we had paid Xpress $6,765,244 consisting of cash and other property. We have included the remaining amount of $327,029 that we currently owe Xpress in current maturities of notes payable to related parties.

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

     We no longer have an advisory board, which during 2004 and 2005 included Thomas Cornish, Charles J. Fernandez and David Levine. Messrs. Cornish, Fernandez and Levine now provide consulting services to us. They may serve as directors in the future. We authorized warrants to each of Thomas Cornish, Charles J. Fernandez and David Levine to purchase 100,000 shares (or an aggregate of 300,000 shares) of our common stock at an exercise price of $1.02 per share in consideration for their services rendered or to be rendered. The warrants vested immediately to each of them with respect to the purchase of 50,000 shares. Warrants to purchase the remaining 50,000 shares will vest to each of them in equal amounts on the next two anniversaries of the date of their grants, provided they are then serving as a consultant or director.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBIT NO.    DESCRIPTION OF EXHIBIT

10.1(1) Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.2(1) Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.3(2) Re-Stated Promissory Note for $6,356,740 issued in favor of Around The World Travel, Inc. dated June 30, 2005.

99.1(3) Press Release issued September 6, 2005, announcing Frederick W. Pauzar as Chief Operating Officer and a Director

  31* CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32* CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed  herein.

(1) Filed as Exhibit 10.1 and 10.2, respectively to the Registrant's Form 8-K on August 18, 2005, and incorporated herein by reference.
(2) Filed as Exhibit 10.5 to the Registrant's Form 8-K on August 19, 2005, and incorporated herein by reference.
(3) Filed as Exhibit 99.1 to the Registrant's Form 8-K on September 6, 2005, and incorporated herein by reference.

REPORTS ON FORM 8-K

     We filed the following reports on Form 8-K with the Commission during the quarter for which this report is filed:

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

(4) Report on Form 8-K filed on September 6, 2005, to report the appointment of Frederick W. Pauzar as a director and as the Company's Chief Operating Officer.

(5) Report on Form 8-K filed on September 22, 2005, to report a non-binding term sheet to acquire 100% of the membership interests of Vici Marketing Group, LLC solely in exchange for the Company's common stock.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN LEISURE HOLDINGS, INC.

                                   By:  /s/ Malcolm J. Wright
                                        ---------------------
                                   Name:  Malcolm J. Wright
                                   Title: Chief Executive Officer and
                                          Chief Financial Officer
                                   Date:  November 21,  2005