Form 10KSB
period 2005-12-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2006-03-31
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2005

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the transition period from  ____ to ______

                       ----------------------------------

                        Commission file number 333-48312


                         AMERICAN LEISURE HOLDINGS, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)


            Nevada                           75-2877111
     ----------------------     ----------------------------------
     (State of organization)     (I.R.S. Employer Identification No.)

            2460 Sand Lake Road, Orlando, FL                       32809
     --------------------------------------------------     --------------------
         (Address of principal executive offices)                (Zip Code)

               Park 80 Plaza East, Saddle Brook, New Jersey 07663
                 (Former Address of principal executive offices)


                    Issuer's telephone number (407) 251-2240

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The issuer's revenues for its most recent fiscal year were $19,381,284.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of December 31, 2005, was approximately $2,180,519.

At December 31, 2005, there were 10,334,974 shares of the Issuer's common stock outstanding.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                          4

ITEM 2.     DESCRIPTION OF PROPERTY                                         26

ITEM 3.     LEGAL PROCEEDINGS                                               26

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             29

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        29

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       33

ITEM 7.     FINANCIAL STATEMENTS                                           F-1

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.                                       65

ITEM 8A.    CONTROLS AND PROCEDURES.                                        67

ITEM 8B.    OTHER INFORMATION.                                              67

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.              68

ITEM 10.    EXECUTIVE COMPENSATION.                                         73

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                     77

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  81

ITEM 13.    EXHIBITS                                                        87

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                         98

SIGNATURES                                                                  99

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

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

American Leisure Holdings, Inc. is in the process of developing a large, multi-national travel services, travel management and travel distribution organization. We have established a Travel Division, a Resort Development Division and a Communications Division. Through our various subsidiaries, we manage and distribute travel services, and develop, construct and will manage vacation home ownership and travel destination resorts and properties, develop and operate affinity-based travel clubs and own a call center in Antigua-Barbuda. Our businesses are intended to complement each other and create cross-marketing opportunities within our business. We intend to take advantage of the synergies between the distribution of travel services and the development, marketing, sale and management of vacation home ownership and travel destination properties.

On October 1, 2003, we acquired a 50.83% majority interest in Hickory Travel Systems, Inc. ("Hickory" or HTS") as the first building block of our Travel Division. Hickory is a travel management service organization that serves its network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agents worldwide that focus primarily on corporate travel. We intend to complement our other businesses through the use of Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange. We view the members of Hickory as a resource for future acquisitions of viable travel agencies as we intend to continue to add well-positioned travel agencies to our Travel Division.

In  December  2004,  Caribbean  Leisure  Marketing,  Ltd.  ("Caribbean  Leisure
Marketing"), a wholly owned subsidiary of our company that is focused on telecommunications, entered into a joint venture with IMA Antigua, Ltd. to operate a call center in Antigua that Caribbean Leisure Marketing owns. The joint venture is operated through Caribbean Media Group, Ltd., an international business corporation formed under the laws of Barbados. We own 49% of Caribbean Media Group, Ltd., which is currently operating the call center. Our co-venturer, IMA, Ltd. owns the remaining 51%.

On December 31, 2004, American Leisure Equities Corporation ("ALEC"), one of our wholly owned subsidiaries, acquired substantially all of the assets of Around The World Travel, Inc. ("Around The World Travel" or "AWT") which included all of the tangible and intangible assets necessary to operate the business including the business name "TraveLeaders". We engaged Around The World Travel to manage the assets and granted Around The World Travel a license to use the name "TraveLeaders". TraveLeaders is a fully-integrated travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services in both traditional and e-commerce platforms including corporate travel management, leisure sales, and meeting, special event and incentive planning. TraveLeaders is based in Coral Gables, Florida.

We were incorporated in Nevada in June 2000 as "Freewillpc.com, Inc.," and until June 2002, operated as a web-based retailer of built-to-order personal computers and brand name related peripherals, software, accessories and networking products. In June 2002, we acquired American Leisure Corporation, Inc. ("American Leisure Corporation"), in a reverse merger (discussed below). We re-designed and structured our business to own, control and direct a series of companies in the travel and tourism industries so that we can achieve vertical and horizontal integration in the sourcing and delivery of corporate and vacation travel services.

On June 14, 2002, we entered into a stock purchase agreement with the former stockholders of American Leisure Corporation, in connection with the acquisition of American Leisure Corporation, pursuant to which we issued the former stockholders of American Leisure Corporation 4,893,974 shares of our common stock and 880,000 shares of our Series A preferred stock having 10 votes per share. As part of this transaction, Vyrtex Limited, a UK company, which owned 3,830,000 shares of our common stock, surrendered 3,791,700 of the 3,830,000 shares owned by them. The transaction was treated as a reverse merger and a re-capitalization of American Leisure Corporation, which was considered the accounting acquirer. The operations of Freewillpc.com prior to the transaction were not carried over and were adjusted to $0. Effective July 24, 2002, we changed our name to American Leisure Holdings, Inc.

Except  as  expressly  indicated or unless the context otherwise requires, "we,"
"our,"  or  "us"  means  American  Leisure  Holdings, Inc. and its subsidiaries.

BUSINESS INTEGRATION

Our mission is to Develop Resort Properties in areas which we believe have good year round occupancy levels and then to manage the completed Resort Property and distribute its room nights through our multi-national travel services, travel management and travel distribution organization. We are in the process of developing both the Sonesta Orlando Resort which when completed will have 972 vacation resort units and our Reedy Creek Property which is currently planned to consist of approximately 522 residential units as defined and described below.

We are also in the process of integrating the administrative operations of Hickory and TraveLeaders to distribute, fulfill and manage our travel services and our Resort Properties which integration, we anticipate completing during fiscal year 2006.

We are focused on the development, construction and management of vacation homes and vacation condominiums in Vacation Travel Destination Resorts and as such have completed the planning stage for "The Sonesta Orlando Resort at Tierra Del Sol" (the "Sonesta Resort"), a planned 972-unit vacation home resort located just 10 miles from Walt Disney World, in Orlando, Florida. Additionally, we are in the planning stages of developing our Reedy Creek Property, which is situated in the northwest section of Osceola County, Florida about one mile from the "Maingate" entrance to Walt Disney World, Orlando and 0.75 miles from the entrance to "Disney's Animal Kingdom" theme park. The Reedy Creek Property consists of three parcels totaling over 40 gross acres with approximately 29 acres of buildable land. The Ready Creek Property is currently planned to consist of approximately 522 residential units consisting of mid-rise condominium buildings.

Our business model for support between our divisions is to use the travel distribution, fulfillment and management services of the combined resources of Hickory and TraveLeaders to provide consumer bookings at our planned resorts, to rent vacation homes that we plan to manage at these resorts, and to fulfill the travel service needs of our affinity-based travel clubs. We intend to complement our other businesses through the use of Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange. TraveLeaders is a fully integrated travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services in both traditional and e-commerce platforms including corporate travel management, leisure sales, and meeting, special event and incentive planning. TraveLeaders currently fulfills travel orders produced by our affinity travel clubs. We plan to develop, on average, a new travel club every two months for the next eighteen months.

During the fiscal year ended December 31, 2005, we received the majority of our revenues through the operations of Hickory, which manages and distributes travel services, which subsidiary accounted for approximately 53.6% of our revenues for the year ended December 31, 2005. Additionally, we received approximately 26.1% of our revenues through the operations of our subsidiary Tierra Del Sol, Inc. (described below), which is currently constructing the Sonesta Resort; approximately 8.6% of our revenues through the operations of our subsidiary American Leisure Equities Corporation, which manages our TraveLeaders assets; and approximately 8.6% of our assets through our subsidiary Advantage Professional Management Group, Inc., which is involved in the management of properties other than the Sonesta Resort, and which sold its sole asset, a hotel in Davenport, Florida during the year ended December 31, 2005.

TRAVEL SERVICES

TRAVEL SERVICES INDUSTRY OVERVIEW
---------------------------------

The travel services industry is made up of two broad categories, corporate business travel and individual leisure travel. TraveLeaders does the majority of their business in the corporate travel management category and a small portion of individual leisure travel, while Hickory provides services to a variety of agencies that focus on corporate business travel.

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

The corporate travel management industry has changed significantly in the last ten years. Elimination of airline commissions drove the industry to fee-for-service arrangements, and rapid enhancements to technology allowed an expansion of service offerings to clients. Successfully servicing those clients requires significant technological, financial and operational resources, meaning that larger corporate travel management companies such as TraveLeaders and Hickory may have a competitive advantage. We believe the corporate travel management industry is undergoing a period of consolidation as a result and that significant growth opportunity exists in the industry.

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

OUR TRAVEL SERVICES
-------------------

We manage and distribute travel services through Hickory, our 50.83% owned subsidiary and have contracted with Around The World Travel, Inc. to manage TraveLeaders, a fully integrated travel services distribution business based in Coral Gables, Florida. We acquired our interest in Hickory in October 2003.

On December 30, 2004, we and ALEC, entered into an Asset Purchase Agreement with AWT (the "Asset Purchase Agreement") to acquire substantially all of Around The World Travel's assets which included the business name "TraveLeaders" and all of the tangible and intangible assets necessary to operate TraveLeaders. The purchase price was originally $17.5 million, which price was determined by an independent valuation company based, in part, on economic information provided by Around The World Travel, Inc. and was comprised of the value as determined by the valuation firm, $16 million, calculated on a going concern basis plus $1.5 million.

We amended the Asset Purchase Agreement effective March 31, 2005 ("Amended Purchase Agreement"), to change the form of consideration that we paid for the TraveLeaders assets. Under the amendment, the liabilities assumed were reduced to $4,242,051, we forgave certain working capital loans in the amount of $4,774,619 that Around The World Travel, Inc. owed to us and we cancelled the issuance of Series F preferred stock, which was originally included in the purchase price. In addition, we issued a 60 month, 6% per annum note in favor of Around The World Travel in the principal amount of $8,483,330 (the "Purchaser Note"). During the first quarter of 2005, we transferred to Around The World Travel allowance for doubtful accounts, pre-paids and security deposits that we had acquired pursuant to the Asset Purchase Agreement to reduce the amount of the note. The allowance for doubtful accounts is a reserve for the possibility that certain receivables will not be collected and the prepaid expenses represented things such as prepaid insurance and prepaid taxes. We also allowed Around The World Travel to retain an amount of accounts receivable that we had acquired, which further offset the note.

On or about November 14, 2005, the Company and ALEC asserted certain claims against AWT with respect to the alleged breach of the Asset Purchase Agreement and a Management Agreement (the "Management Agreement"). The claimed breach of the Management Agreement was the failure of AWT to pay withholding taxes for its employees to the Internal Revenue Service. After negotiations among the parties, the parties agreed to settle the claims made by the Company and ALEC regarding the Asset Purchase Agreement pursuant to the terms of a Settlement Agreement entered into on February 24, 2006, and effective as of December 31, 2005 (the "Settlement Agreement"). The claimed breach of the Management Agreement remains unsettled pending the good faith efforts of AWT to completely fund its tax deposit obligations.

The Settlement Agreement provides that the purchase price under the Amended Purchase Agreement will be reduced from $17,500,000 to $9,000,000. The parties agreed to implement the reduction of the purchase price by eliminating the remaining balance of the Purchaser Note (which had a balance of $5,297,788 as of December 31, 2005) and by establishing an obligation of AWT to pay to ALEC the amount of $3,185,548 as of December 31, 2005. This amount is payable on demand.

Under the terms of the Settlement Agreement, the Company, ALEC and AWT agreed to release each other (and their respective officers and directors) from all claims based upon the Asset Purchase Agreement. Additionally, the parties agree to waive any right to indemnity or contribution which they may have against each other (and their respective officers and directors) for any liability which they might incur to certain plaintiff's in certain pending litigation including Simon Hassine and Seamless Technologies, provided that the waiver does not cover any liability incurred by the releasing party that is attributable to any act or omission of the released party that constitutes bad faith or is not known to the releasing party.

                                  TRAVELEADERS
                                  ------------

We provide our clients with a comprehensive range of business and vacation travel services, including corporate travel management (including reservations, profiled service levels, financial and statistical reporting and supplier negotiations), leisure sales (including sales to individuals and to travel and vacation clubs), and meeting, special event and incentive planning. We provide integrated solutions for managing corporate travel on a worldwide scale. We also offer corporate travel services on a local and regional level. Our corporate travel services provide our clients with a complete suite of travel services that range from completely 'agent-free' Internet booking tools to specialized expert travel agent guidance. Our private label websites provide our corporate clients with an exclusive portal for corporate and leisure travel planning and booking. Our corporate-clients range in size from companies with as few as two to three travelers to companies with several hundred travelers or more. We develop corporate travel policies, manage corporate travel programs and design and develop information systems tailored for our clients. The benefits derived by our clients typically increase proportionately with the amount of spending, in that we can obtain direct benefits for the clients by negotiating favored terms with suppliers and provide the client with better management information regarding their spending patterns through active, involved account management and customized reporting capabilities.

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

                          HICKORY TRAVEL SYSTEMS, INC.
                          ----------------------------

Hickory is a travel management service organization that serves its network/consortium of approximately 160 well-established travel agency members, comprising more than 3,000 travel agency locations worldwide, that focus primarily on corporate travel. We intend to utilize Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange.

                        AMERICAN TRAVEL & MARKETING GROUP
                        ---------------------------------

American Travel & Marketing Group, Inc., our 81% owned subsidiary, develops and operates affinity-based travel clubs. We believe that highly advantageous travel benefits are the key to distinguishing our affinity club creation and management from the older model of single purpose clubs. In addition to travel benefits, we actively promote cross-marketing strategies to engage non-traditional sponsors to provide significant benefits to the members that would otherwise not be available to them in a traditional affinity club. We utilize TraveLeaders to fulfill the travel service needs of these affinity-based clubs.

                       DISTRIBUTION OF OUR TRAVEL SERVICES
                       -----------------------------------

We provide our travel services to our clients through several distribution channels, including traditional brick and mortar regional and branch offices, dedicated on-site corporate travel departments, call centers and Internet based technologies.

TraveLeaders has two large customer service operations in Coral Gables, Florida and Irvine, California with five branch offices as follows:

FLORIDA
o     Boca Raton;
o     Orlando;
o     Tampa

OHIO
o     Cincinnati

CALIFORNIA
o     San Francisco

These branch offices provide several corporate and vacation travel services to our clients. These offices are primarily used by small companies as well as vacation travelers seeking expertise in domestic and international destinations. In addition, TraveLeaders has one leisure travel office in Largo, Florida.

We operate approximately twenty-two (22) on-site offices through TraveLeaders located at corporate client premises, where we provide private label websites, customized trip planning, reservation and ticketing services to the employees of such corporate clients.

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

COMPETITION IN THE TRAVEL INDUSTRY
----------------------------------

The travel services industry is highly competitive. We compete with a large number of other providers of corporate and vacation travel services. Some of our competitors include multi-national corporations that have significantly greater resources than we have. These significantly larger competitors continue to expand their size, which may provide them access to new products and more competitive pricing than we can offer and may provide them certain economies of scale, which we may be unable to compete with. We also compete with Internet travel service providers and directly with travel suppliers including, airlines, cruise companies, hotels and car rental companies. Additionally, we are faced with increasing use of the Internet by both business and vacation travelers to purchase products and services directly from travel suppliers that could result in bypassing us and travel service providers similarly situated to us. To meet that competition, we have developed and will continue to develop business models to enable TraveLeaders to obtain a growing market share of the 'agent free' travel business. We also compete by bundling our products in competitively priced tour packages.

                   VACATION HOME AND TRAVEL RESORT OPERATIONS

Our vacation home and travel resort operations will be conducted within three business segments. One will acquire tracts of real estate suitable for the development of vacation resort properties, which will be subdivided, improved and sold, typically on a retail basis as vacation home sales. The second segment is the ongoing hospitality management of the resorts built by us. The third operation is planned to develop, market and sell vacation ownership interests in our future resort properties primarily through vacation clubs. While our vacation home management programs will not be a condition of purchase at any of our resorts, the consumer may elect to employ our management subsidiary to handle all aspects of the care and economics of their vacation home, including but not limited to the supervision of the home in a rental arrangement.

VACATION HOMES AND TRAVEL DESTINATION RESORTS
---------------------------------------------

We derive our expertise from our founding shareholders who have successfully developed real estate abroad. Our first vacation home resort in the United States will be developed through our subsidiary, Tierra Del Sol Resort, Inc. ("Tierra Del Sol"). We intend to develop additional high-quality vacation resort properties comprised of vacation homes and extensive resort amenities. We seek to acquire suitable land for this purpose in locations where the demand for vacation properties is strong throughout the year, including Florida and the Caribbean. We intend to create and promote our vacation and travel clubs to the general public to provide revenue for our vacation home and travel resort properties. In addition, we hope to derive additional revenues from vacation and travel club membership dues, conversion of travel club members to vacation club members, and travel commissions from the fulfillment of services by our Travel Division. We plan to provide qualifying vacation resort homeowners a comprehensive set of vacation rental and property management and rental services through our subsidiary Wright Resort Villas & Hotels, Inc. so that their homeowners may include their homes in voluntary rental arrangements with our subsidiary. The services will consist of marketing, reservations, guest services, basic resort services, maintenance, repair and cleaning, management of home owner and condo associations, record keeping and billing, and representation of homeowners' interests with transient guests.

We have finished the planning stage for The Sonesta Orlando Resort at Tierra Del Sol ("Sonesta Resort"), a 972-unit vacation home resort to be located just 10 miles from Walt Disney World in Orlando, Florida. On January 29, 2005, Wright Resort Villas & Hotels, Inc. entered into an operating agreement with a subsidiary of Sonesta International Hotels Corporation of Boston, Massachusetts, a nationally recognized luxury resort management company. We retained the primary management responsibility, but we delegated substantially all of the hospitality responsibilities within the management of the resort to Sonesta. Site development of the Sonesta Resort commenced in June of 2005.

As currently planned, the Sonesta Resort will be a 972 luxury town home and condominium unit property located near the Orlando, Florida theme park area. The Company plans to complete the Sonesta Resort in two phases with completion of both phases during the winter of 2007.

On December 29, 2005, certain affiliates of the Company closed two (2) credit facilities with Key Bank, National Association ("KeyBank") related to the Sonesta Resort. The credit facilities consist of a $40,000,000 revolving construction loan to be used to construct Phase 1 of the Sonesta Resort (the "Construction Loan") and a $14,850,000 term loan on the Phase 2 land the proceeds of which were contributed to the Phase 1 partnership as equity and used to repay existing debt on the property and finance part of the site work of the property for the Resort and to pay certain related costs (the "Land Loan").

To facilitate the financing for the Sonesta Resort, the Company has formed two limited partnerships, each of which will develop Phase 1 and Phase 2 of the Resort (the "Development Partnerships"). Each Development Partnership has several subsidiaries, which have been formed to develop different portions of the Sonesta Resort.

Phase 1 will also include construction of related amenities, including a swimming pool complex and sun decks, a lazy river, a poolside restaurant and other amenities typical of a resort of this kind. Phase 2 will include construction of 252 additional residential condominium units and 426 additional town home units, as well as a 126,000 square foot clubhouse (84,000 square feet under air). Construction of Phase 2 is expected to overlap with the construction of Phase 1.

The general partner of each Development Partnership is TDS Management LLC, a newly organized limited liability company controlled by Malcolm J. Wright, the Company's Chairman, Chief Executive Officer, Chief Financial Officer and a Director. The principal limited partner of each Development Partnership is Tierra Del Sol, which owns a 99.9% interest in each Development Partnership. The Company owns 100% of Tierra Del Sol Resort, Inc., as a result of the transactions described below under "Recent Events."

Each Development Partnership has granted Stanford Venture Capital Holdings, Inc. ("Stanford") the right to acquire a 2% interest in each partnership in connection with the release of a mortgage lien formerly held by Stanford. See "Release of Lien by Stanford" below.

THE  CONSTRUCTION  LOAN

The borrowers under the Construction Loan are Tierra Del Sol Resort (Phase 1), Ltd. (the "Phase 1 Partnership") and three other special purpose entities that are owned by the Phase 1 Partnership. The Construction Loan is structured as a $40,000,000 revolving credit facility, with maximum borrowings of up to $72,550,000.

The interest rate on the outstanding balance of the Construction Loan is the daily London Interbank Offered Rate ("LIBOR") Rate plus 2.75%. The term of the Construction Loan is 24 months, with a maturity date of December 28, 2007. Interest on the Construction Loan is due and payable monthly beginning on the fifth day of the first month following the closing. If an event of default occurs under the Construction Loan (as described and defined below), the interest rate then in effect will become the greater of (a) the interest rate otherwise applicable plus 3%; or (b) 18%.

The Construction Loan is secured by a first lien on the land within Phase 1 of the Sonesta Resort, including any improvements, easements, and rights of way; a first lien and security interest in all fixtures and personal property, an assignment of all leases, subleases and other agreements relating to the property; an assignment of construction documents; a collateral assignment of all contracts and agreements related to the sale of each condominium unit; a collateral assignment of all purchase deposits and any management and/or operating agreement.

The borrowers will be able to draw amounts under the Construction Loan upon the fulfillment of various conditions. One of these conditions is, in the case of borrowings to construct a condominium building, the sale of at least 33 of the 36 units of each such building. As of the closing, the Company had delivered approximately 100% of the contracts required for construction of the town homes and 84% of the contracts required to commence construction of the condominium buildings. The Company's management believes that vertical construction of the Phase 1 units will begin as early as May 2006.

The obligations of the borrowers under the Construction Loan are guaranteed by the Company, its Chief Executive Officer and Chairman, Malcolm J. Wright, and TDS Development, LLC, pursuant to a Payment Guaranty and a Performance and Completion Guarantee. In connection with Mr. Wright's guarantee of the Construction Loan, he earned 1,200,000 warrants of the Company's common stock for such guarantee equal to three percent (3%) of the total indebtedness of the Construction Loan at an exercise price of $1.02 per share.

In consideration of Mr. Wright's guarantee of the Construction Loan, the Phase 1 Partnership has agreed to pay Mr. Wright an annual guaranty fee equal to 2.5% of the amount of such guarantee. The payment of this fee is subordinated to the Partnership's obligations under the Construction Loan and the Partnership will accrue Mr. Wright's annual guaranty fee until such time as the Construction Loan is satisfied.

The borrowers paid 1% of the maximum borrowings under Construction Loan as a commitment fee, which totaled approximately $725,500. The Company was obligated to pay all costs and expenses of KeyBank in connection with the commitment and the closing of the loan.

On December 29, 2005, KeyBank and the borrowers entered into the "Addendum to Construction Loan Agreement Condominium and Townhouse Project Development," which changed and amended some of the terms of the Construction Loan (the "Construction Addendum"). The Construction Addendum sets forth certain terms whereby condominium and/or townhouse units to be constructed pursuant to the Construction Loan may be released from the first priority lien on the units held by KeyBank so that the units may be sold. Unless stated otherwise, all discussions of the Construction Loan herein include the changes and additions to the Construction Loan affected by the Construction Addendum.

The occurrence of any one or more "events of default" under the Construction Loan allow KeyBank to pursue certain remedies including taking possession of the Sonesta Resort project; withholding further disbursement of the proceeds of the loan and/or terminate KeyBank's obligations to make further disbursements thereunder; and/or declaring the note evidencing the loans to be immediately due and payable.

PCL  CONSTRUCTION  GUARANTEE  AND  LOAN.

The Orlando based contractor, PCL Construction Services, Inc., a subsidiary of PCL Construction Enterprises, Inc. of Denver, Colorado ("PCL"), is the General Contractor for Phase 1 of the project. In conjunction with its designation as the General Contractor, PCL has committed to a guaranteed maximum price for the construction of Phase 1.

PCL also provided a $4,000,000 loan to TDS Development, LLC, a subsidiary of Tierra Del Sol Resort, Inc. (the "PCL Loan"). The proceeds of the PCL Loan were used to establish a $4,000,000 account with KeyBank, which was pledged as security for the Construction Loan. The loan bears interest at the rate of 14% per annum. The term of the loan is two years.

The PCL Loan is guaranteed by the Company, the Company's Chief Executive Officer and Chairman, Malcolm J. Wright, individually, and Tierra Del Sol Resort, Inc. In consideration of Mr. Wright's guarantee, and pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright will earn a fee equal to three percent (3%) of the loan. The Company paid this fee through the grant of 120,000 warrants to purchase the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration of the guaranty.

We may choose to repay the PCL Loan in the future, with separately sourced capital in order to facilitate a more favorable financial arrangement in relation to the proposed construction and related costs, of which there can be no assurance.

THE  LAND  LOAN

The borrowers under the Land Loan are Tierra Del Sol Resort (Phase 2), Ltd. (the "Phase 2 Partnership") and four other special purpose entities that are owned by the Phase 2 Partnership.

The Land Loan is a $14,850,000 term loan with a maturity date of June 28, 2007. The proceeds of the Land Loan were primarily used to repay existing debt of the property for the Sonesta Resort. The Land Loan bears interest at LIBOR plus 3.10% per annum.

The Land Loan is secured by a first lien on the land within Phase 2 of the Sonesta Resort, including any improvements, easements, and rights of way; a first lien and security interest in all fixtures and personal property, an assignment of all leases, subleases and other agreements relating to the property; an assignment of construction documents; a collateral assignment of all contracts and agreements related to the sale of each condominium unit; a collateral assignment of all purchase deposits and any management and/or operating agreement.

The borrowers paid 1% of the Land Loan Agreement as a commitment fee, which totaled $148,500. The Borrowers were obligated to pay all costs and expenses of KeyBank in connection with the commitment and closing of the loan. Additionally, the Company will pay an exit fee equal to 4% of the maximum loan amount unless the loan is repaid with a construction loan from KeyBank or KeyBank declines to grant a construction loan to the Company for Phase 2. The Company was obligated to pay all costs and expenses of KeyBank in connection with the commitment and the closing of the loan.

The Company and Mr. Wright have issued guarantees to KeyBank on the Land Loan. Pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright will earn a fee for such guarantee equal to three percent (3%) of the total original indebtedness of the Land Loan. This fee was paid by granting 445,500 warrants to purchase the Company's common stock to Mr. Wright at an exercise price of $1.02 per share which warrants will expire 5 years from the expiration of the guarantee.

The occurrence of any one or more "events of default" under the Land Loan allow KeyBank to pursue certain remedies including taking possession of the Sonesta Resort project; withholding further disbursement of the proceeds of the loan and/or terminate KeyBank's obligations to make further disbursements thereunder; and/or declaring the note evidencing the loans to be immediately due and payable.

WESTRIDGE COMMUNITY DEVELOPMENT DISTRICT BONDS

The closing of the new credit facilities with KeyBank triggered the closing of the sale of $25,825,000 in community development bonds issued by the Westridge Community Development District (the "District"). The proceeds of the bonds will be used, in part, to fund infrastructure at the Sonesta Resort and to acquire land for public purposes from Tierra Del Sol Resort (Phase1), Ltd., The debt service and retirement of these bonds will be funded by a special district tax upon the property owners in the District at an interest rate of 5.8% over a 30-year amortization period.

Additionally, on January 11, 2006, the Company sold forty-two acres of land in the Sonesta Resort for $9,090,130 to the District and received an additional $4,039,116 from the District in connection with reimbursements for site improvements on the land purchased by the District. The land sold to the

District will be used for public infrastructure for the Sonesta Resort, including the creation of roads and for water collection among other purposes.

RELEASE OF LIEN BY STANFORD

In connection with the closing of the new credit facilities with KeyBank, Stanford Venture Capital Holdings Inc. ("Stanford") released its existing mortgage lien on the Sonesta Resort property. In consideration of this release, the Development Partnerships granted Stanford warrants to acquire a 2% interest in each Partnership at a nominal exercise price. The Company also granted Stanford the right to exchange any distributions that it might receive on account of these interests into shares of the Company's Series E preferred stock at a strike price of $15.00 per common share.

SIBL CREDIT FACILITY

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the closings of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan"), and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"). The financial assistance provided by SIBL was evidenced by a Credit Agreement dated as of December 29, 2005 between SIBL, Tierra Del Sol Resort, Inc. and the Company (the "SIBL Credit Agreement").

Tierra Del Sol utilized the proceeds of the SIBL Tierra Del Sol Loan to make a capital contribution to the Phase 1 Development Partnership, which in turn pledged this amount to KeyBank as additional collateral for the Construction Loan. SIBL is an affiliate of Stanford Venture Capital Holdings Inc. Tierra Del Sol used the Letters of Credit in lieu of cash to complete its equity requirements under the Construction Loan.

The SIBL Tierra Del Sol Loan has a 2-year term, with an initial interest rate of 12% per annum. The Letters of Credit are in the amounts of $4,000,000 and $2,000,000, with terms of 24 months and 12 months, respectively. Tierra Del Sol is obligated to pay a monthly fee for each letter of credit equal to 1% of the face amount of such letter of credit. Upon release of the letters of credit and upon either the payment of the note in full or the maturity of the loan from KeyBank, Tierra Del Sol is also required to pay a minimum fee equal to 3%. After six months, this fee increases by 1% each month until the letters of credit are released. Any unpaid amounts on the SIBL Tierra Del Sol Loan or Letters of Credit bear interest at the rate of 12% per year.

The obligations of Tierra Del Sol under the SIBL credit facility (the "Stanford Credit Facility") were guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman, along with other third party entities, which third party entities are beneficially owned, in part, by Roger Maddock, a significant shareholder of the Company, pursuant to an Irrevocable and Unconditional Guaranty. These obligations were also secured by a first mortgage lien on a parcel of real property owned by the third party entities. The consideration paid for the third party entities' guarantees was consistent with the existing debt guarantor agreement issued by the Company for its executives. The third party entities will receive and share in a guarantee fee equal to 3% of the amount guaranteed. The third party entities, by virtue of pledging collateral for a debt that benefits the Company, will also receive a collateral pledge fee equal to 2% of the amount guaranteed. The Company paid this fee through the grant of 405,000 warrants to the third party entities to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration date of the guarantees.

In consideration of Mr. Wright's guarantee, and pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright earned a fee for such guarantee equal to three percent (3%) of the amount guaranteed. The Company will pay this fee through the grant of 243,000 warrants to Mr. Wright to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration date of the guarantee.

Tierra Del Sol has pledged its partnership interests in the Development Partnerships to Stanford as additional collateral for this facility. Following an event of default as defined under the Credit Agreement, Stanford has the right for thirty (30) days following such event of default, directly or through its affiliates, to purchase any unsold units in the Sonesta Resort at a price equal to the developer's cost, but only to the extent permitted by KeyBank.

The Company's relationship with Stanford includes the requirement that the Company utilize services provided by US Funding Corporation, an investment banking firm. US Funding Corporation earned an administration fee of approximately one half of one percent of the financing provided by Stanford.

As additional consideration for the loan, the Company granted SIBL warrants to purchase 308,000 shares at an exercise price of $5.00 per share of common stock and warrants to purchase 154,000 shares at an exercise price of $0.001 per share. The warrants expire 5 years from issuance. The warrants contain anti-dilution provisions, including a provision which requires the Company to issue additional shares under the warrants if the Company issues or sells any common stock at less than $1.02 per share, or grants, issues or sells any options or warrants for shares of the Company's common stock to convert into shares of the Company's common stock at less than $1.02 per share.

In connection with the warrants, the Company and Stanford entered into a Registration Rights Agreement (the "Registration Rights Agreement"). Under the
Registration Rights Agreement, the Company agreed to prepare and file a Registration Statement with the SEC covering the shares underlying the warrants within 180 days of notice from SIBL of their demand that we file such Registration Statement and to use the Company's best efforts to obtain effectiveness of such Registration Statement as soon as practicable thereafter. In the event the Company does not file a Registration Statement in connection with the shares issuable in connection with the exercise of the warrants after 180 days notice from the warrant holders, the Company agreed to issue the warrant holders as liquidated damages, warrants to purchase 10% of the shares issuable in connection with the warrants, under the same terms and conditions as the warrants, upon such default and for every consecutive quarter in which such default is occurring.

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be $135,500,000 of which $8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $ 49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. The $14,000,000 will be funded by the bonds proceeds held by the Westridge Development District and from equity reserves held by Key Bank. Disbursement of the Construction Loan proceeds is structured as a $40,000,000 revolving construction loan credit facility. A Land Loan was also funded by Key Bank which was described above in the amount of $14,850,000 in connection with our planned Phase 2 development. As a result, we currently believe that we have sufficient funds to provide for the completion of Phase 1. Phase 2 will be financed separately.

In November 2003, we entered into an exclusive sales and marketing agreement with Xpress Ltd. ("Xpress") to sell the vacation homes in the Sonesta Resort. Malcolm J. Wright, one of our founders and our Chief Executive Officer and Chairman, and members of his family are the majority shareholders of Xpress. As of December 31, 2005, Xpress has pre-sold 673 vacation homes in a combination of contracts on town homes and reservations on condominiums for total sales volume of over $234 million.

REEDY CREEK ACQUISITION COMPANY, LLC TRANSACTIONS

Background
---------------

In July 2005, the Company and Stanford Financial Group Company ("SFG") formed a new limited liability company named Reedy Creek Acquisition Company LLC ("Reedy Creek Acquisition Company") for the purpose of acquiring a parcel of approximately 40 acres located adjacent to the Animal Kingdom Theme Park at Walt Disney World, in Orlando, Florida (the "Reedy Creek Property"). The Reedy Creek Property is described in greater detail below under "Development Plans for Reedy Creek Property."

Reedy Creek Acquisition Company acquired the Reedy Creek Property in July 2005 for a purchase price of $12,400,000. Reedy Creek Acquisition Company paid $8,000,000 of the purchase price in cash and paid the $4,400,000 balance pursuant to the terms of a promissory note issued to the sellers secured by a first mortgage lien on the Reedy Creek Property. At the time of the purchase, Reedy Creek Acquisition Company obtained a $7,150,000 loan from SIBL (the "SIBL Reedy Creek Loan"), secured by a second mortgage lien on the property. The proceeds of this loan were used to pay part of the cash portion of the purchase price and for closing costs associated with the closing. The Company contributed the remainder of the purchase price.

SFG and SIBL are affiliates of Stanford Venture Capital Holdings Inc., a significant shareholder of the Company.

At the time of the acquisition of the Reedy Creek Property, Reedy Creek Acquisition Company was owned 99% by SFG and 1% by one of the Company's wholly owned subsidiaries, American Leisure Reedy Creek Inc. ("ALRC"). In connection with the acquisition of the Reedy Creek Property, the Company, ALRC and SFG entered into an Option Agreement (the "Option Agreement"), pursuant to which SFG granted ALRC the right to acquire SFC's 99% interest in Reedy Creek Acquisition Company (the "Reedy Creek Option").

Option  Exercise
----------------

On December 27, 2005, the Company and ALRC entered in to an Option Exercise Agreement with SFG, pursuant to which ALRC acquired the 99% interest in Reedy Creek Acquisition Company held by SFG for the exercise price of $600,000 (the "Exercise Price"), which was less than the exercise price originally stated in the Option Agreement.

Pursuant to the terms of the Option Exercise Agreement, the parties took the following actions:

-    SFG transferred its 99% interest in Reedy Creek Acquisition Company to
     ALRC.

- SIBL loaned an additional $850,000 to Reedy Creek Acquisition Company. This amount was used by Reedy Creek Acquisition Company to pay the Exercise Price and to pay an additional placement fee of $250,000 to certain affiliates of SIBL.

- The Company issued warrants to SIBL. The warrants entitle SIBL to purchase 154,000 shares of the Company's common stock at an exercise price of $5.00 per share and 77,000 shares of the Company's common stock at $.001 per share. Additionally, the Company granted warrants to four affiliates of SIBL, entitling them to purchase an aggregate of 154,000 shares of the Company's common stock at an exercise price of $5.00 per share and 77,000 shares at an exercise price of $.001 per share. The warrants have a term of five years and are immediately exercisable. The warrants contain anti-dilution provisions, including a provision which requires the Company to issue additional shares under the warrants if the Company issues or sells any common stock at less than $1.02 per share, or grants, issues or sells any options or warrants for shares of the Company's common stock to convert into shares of the Company's common stock at less than $1.02 per share.

- The Company entered into a Registration Rights Agreement (the "Ready Creek Registration Rights Agreement") with Stanford, pursuant to which, the Company agreed to prepare and file a Registration Statement with the SEC covering the shares underlying the Warrants within 180 days of notice from Stanford of their demand and to use its best efforts to obtain effectiveness of such Registration Statement as soon as practicable thereafter. In the event that the Company does not file a Registration Statement in connection with the shares issuable in connection with the exercise of the warrants after 180 days notice from the warrant holders, the Company must issue the warrant holders as liquidated damages, warrants to purchase 10% of the shares issuable in connection with the warrants, under the same terms and conditions as the warrants, upon such default and for every consecutive quarter in which such default is occurring.

- Reedy Creek Acquisition Company agreed to modify the existing SIBL mortgage on the Reedy Creek Property to secure the additional $850,000 loan made by SIBL. As a result, the principal amount secured by the SIBL mortgage was increased to $8,000,000.

- SIBL agreed to subordinate its mortgage on the Reedy Creek Property to a new $7,000,000 loan to be made to Reedy Creek Acquisition Company by Bankers Credit Corporation. This loan is described below.

SIBL  Reedy  Creek  Loan  Terms
-------------------------------

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note has a maturity date of December 31, 2006, a principal balance of $8,000,000 and bears interest at the rate of 8% per year. Interest on the Amended Note is payable quarterly on March 31, 2006, June 30, 2006, September 30, 2006 and on the maturity date of the Amended Note. Upon an event of default as described in the Amended Note, SIBL has several rights and remedies, including causing the Amended Note to be immediately due and payable.

The Amended Note is secured by a second lien on the Reedy Creek Property. It is guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement. In consideration for Mr. Wright's guarantee, and pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright earned a fee equal to three percent (3%) of principal amount of the Amended Note. The Company will pay this fee through the grant of 240,000 warrants to Mr. Wright to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration of the guaranty.

Bankers  Credit  Corporation  Loan
----------------------------------

In connection with the exercise of the Reedy Creek Option, the Company and Reedy Creek Acquisition Company arranged to receive a $7,000,000 loan from Bankers Credit Corporation ("Bankers Credit").

Under the terms of the Bankers Credit loan, Bankers Credit advanced Reedy Creek Acquisition Company $3,000,000 at closing and an additional $4,000,000 subsequent to the date of closing.

The Bankers Credit loan is evidenced by a Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of March

15, 2006 was 15% (with a prime rate, as reported by the Wall Street Journal of 7.5%). Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note is January 3, 2007, when all principal and unpaid interest is due and payable. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit Note is subject to a 1% exit fee. Additionally, if repaid by Reedy Creek Acquisition
Company prior to July 3, 2006, the Bankers Credit Note is subject to an additional 1% repayment fee; however, if repaid after July 3, 2006, the Bankers Credit Note is not subject to the repayment fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

The Bankers Credit Note is secured by a first lien on the Reedy Creek Property. Additionally, the Bankers Credit Note is guaranteed by the Company and Malcolm
J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Guaranty Agreement. In consideration for Mr. Wright's guarantee, and pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright earned a fee equal to three percent (3%) of the Bankers Credit Note. The Company will pay this fee through the grant of 210,000 warrants to Mr. Wright to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration of the guaranty.

Reedy Creek Acquisition Company utilized the initial proceeds from the Bankers Credit loan to pay a portion of the amount owed on the existing first mortgage note issued to the sellers of the Reedy Creek Property. The holder of this mortgage agreed to release the mortgage in exchange for this payment. Reedy Creek Acquisition Company has now paid the balance of this mortgage note upon the receipt of the balance of the Bankers Credit loan.

Development  Plans  for  Reedy  Creek  Property
-----------------------------------------------

The Reedy Creek Property is situated in the northern section of Osceola County, Florida and lies on three contiguous development parcels located to the immediate north of U.S. Highway 192 West, about one mile from the "Maingate" entrance to Walt Disney World, Orlando and 0.75 miles from the entrance to "Disney's Animal Kingdom" theme park. The property is one of only a small number of privately owned parcels abutting Walt Disney World (north and east boundaries).

The Reedy Creek Property consists of three parcels totaling over 40 gross acres with approximately 29 acres of buildable land. The Osceola County Comprehensive Land Plan for the site allows vacation homes at a density of 18 units per acre, which results in a maximum allowable project density of 522 residential units. To achieve the maximum density, it is anticipated that the project will consist of mid-rise condominium buildings. Amenities proposed on-site include a water park with swimming pools, guest services clubhouse, and other related on-site resort amenities.

It is anticipated that Walt Disney World's Reedy Creek Improvement District (the "District"), a quasi-government body whose constituents are all affiliated with Walt Disney World Company, will agree to construct and pave the widening and extension of Reedy Creek Boulevard north and westward at its expense. The District will have a public hearing during which it is anticipated that the District will be given the authority to acquire the land from Reedy Creek Acquisition Company and make the improvements to Reedy Creek Boulevard. If the District acquires the requisite authority from its constituents, Reedy Creek Acquisition Company has agreed to convey relatively small portions of the three combined properties to constitute this roadway. Reedy Creek Acquisition Company will benefit from the conveyance by saving the cost of the road it would have to build anyway and it will enhance the required road frontage for the project.

The Company's development of the Reedy Creek Property is currently planned to begin in the fourth quarter of 2007 and is currently planned to be completed sometime in 2009, funding permitting. The Company will not know the total estimated cost of the development of the Reedy Creek Property until it has determined the market and completed designs for the properties. The Company does not currently have any funding in place for any of the capital which will be required to complete the development of the Reedy Creek Property and there is no assurance that funding will be available on favorable terms, if at all. The Company is currently seeking a joint venture partner for this property.

Note  Modification  Agreement
-----------------------------

In February 2006, we entered into a Note Modification Agreement with SIBL, whereby we agreed to modify certain provisions of our outstanding promissory notes with SIBL to grant extensions of payments due. Pursuant to the Note
Modification Agreement, we and SIBL agreed that all interest due on our $6,000,000 note, from January 1, 2005, through September 30, 2006, shall be due and payable on September 30, 2006, with all interest thereafter payable with the original terms of that note; that all interest accrued on the $3,000,000 note we have with SIBL, from the date of the note until September 30, 2006, shall be due and payable on September 30, 2006, with all interest thereafter payable with the original terms of that note; that the maturity date of our $1,250,000 note with SIBL be extended until September 30, 2006, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; that the maturity date of our $1,355,000 note with SIBL be extended until June 30, 2007, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; that the maturity date of our $305,000 note with SIBL be extended until June 30, 2007, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; and that interest on our $2,100,000 note with SIBL be payable in arrears, on a quarterly basis, with the first payment due on March 28, 2006, and subsequent payments due on each June 28, September 28, December 28 and March 28, until the maturity date of December 27, 2007, with the outstanding principal and interest shall be due (collectively, all the notes described above shall be referred to as the "Notes").

Furthermore, SIBL agreed, pursuant to the Note Modification Agreement, to waive any defaults arising under the Notes prior to the date of the Note Modification Agreement, attributable to our failure to make any payments of interest due under the Notes prior to the date of the Note Modification Agreement; and any default of us and/or Around The World Travel, Inc. ("AWT") under the $1,250,000 note to fulfill the financial reporting requirements under the loan documents related to the $1,250,000 note. SIBL also waived our obligation and AWT's under the $1,250,000 note to fulfill the financial reporting requirements described in the note in the future, provided that SIBL may reinstate such requirements at any time upon written demand to us of such note.

PURCHASE  OF  MINORITY  INTEREST  IN  TIERRA  DEL  SOL
------------------------------------------------------

In March 2006, and effective as of December 31, 2005, we purchased the minority interest of our now wholly owned subsidiary, Tierra Del Sol, Inc. (the "Minority Interest") from Harborage Leasing Corporation ("Harborage"). The purchase price of the Minority Interest from Harborage was a promissory note for $1,411,705 ("Harborage Note"); the right to receive, without payment, two (2) three-bedroom condominium units to be constructed in Phase 2 of the Sonesta Resort, or in the event title to both such units is not delivered by December 31, 2007, then, in lieu thereof, payment of $500,000 for each such unit that is not transferred by such date; 197,000 shares of the Company's common stock; and warrants to acquire 300,000 additional shares of the Company's common stock at an exercise price of $5.00 per share. The warrants expire if unexercised five (5) years from their date of grant. Pursuant to the Stock Purchase Agreement, Harborage has the right to require the Company to purchase all or a portion of the Harborage 197,000 shares at $5.00 per share, for sixty (60) days, beginning January 1, 2007 (the "Put Option"). The Put Option will no longer be in effect provided that both of the following events occur: (i) Harborage is able to sell the Harborage Shares pursuant to an effective Registration Statement under the Securities Act of 1933 (the "Act"), or pursuant to Rule 144 of the Act; and after the fulfillment of (i) above, the average closing price of the Company on the Over-The-Counter Bulletin Board or principal exchange on which the Company's common stock then trades, exceeds $5.00 per share for a period of thirty (30) consecutive days. The Harborage Note and shares are guaranteed by Malcolm J. Wright, the Company's Chief Executive Officer and Director, for which he received a guaranty fee equal to three percent (3%)_of the amount guaranteed. The Company paid this fee through the grant of 102,351 warrants to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration date of the guaranty.

                                  TRAVEL CLUBS

We are also in the process of developing additional affinity clubs. We plan to open approximately nine clubs in the next 18 months. We have developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. Typically, we identify a national retail entity and propose to create a club comprising persons in their target demographic for the purpose of fostering loyalty to the entity's brands. The incentives for membership are a rich assortment of discounted travel opportunities that are tailored to the target demographic as well as a significant array of special membership benefits that are provided by sponsors of nationally known products and services. We will derive revenues from membership dues, sponsorship premiums and travel commissions. In addition to revenue generation, we will also seek to provide traffic to our vacation home and resort properties. We believe that we will generate increased travel business through the creation of additional clubs comprised of affinity-based travelers. We believe that we are poised to secure a strong market share of the affinity-travel marketing segment. We are the proprietor and manager of the clubs that it creates. As such, we anticipate that we will generate substantial revenue from annual membership fees and commissions earned on the sale of travel services once our infrastructure has been finalized to enable our other businesses to communicate and sell to the affinity-based club databases we operate. We expect to derive revenue from sales opportunities to Hickory's corporate clients, Hickory's bulk purchasing power and fulfillment capacity, and access to vacation home and resort properties that we plan to develop. We recently unveiled a vacation creation program, which enables consumers to employ our proprietary budgeting and finance technique to enjoy annual vacations at premier properties that would otherwise not be available to them at the pricing that we are able to offer. We have contracted with premier properties to enhance the properties' occupancy rates during their off-season and the few weeks just before and after their prime season. We have received favored pricing from these properties as a result.

COMMUNICATIONS SERVICES

In December 2004 we entered into a joint venture with IMA Antigua, Ltd., a Barbados company, to operate a call center in Antigua that we own. The joint venture is operated through Caribbean Media Group, Ltd., an international business corporation formed under the laws of Barbados. We own 49% of this joint venture which is currently operating the call center. Our co-venturer, IMA, Ltd. owns the remaining 51%. The call center provides in-bound and out-bound traffic for customer service, customer retention and accounts receivable management. The clients of the call center are well known national businesses with well-established credit and operational systems.

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

We also own telecommunications equipment such as switches, dialers and other telephone equipment that may have application for a telecommunications program that we are considering in the United States. Part of this equipment can be used to serve as the switches for a telephone system that we plan to operate for the Sonesta Resort while other parts of the equipment are used for the travel fulfillment operations by TraveLeaders.

PATENTS,  TRADEMARKS  &  LICENSES

We, through our wholly owned subsidiary American Leisure Equities Corporation ("ALEC"), have filed for a trademark, Serial Number 78611764, for the service mark "Traveleaders." While we are currently in the process of having such trademark registered, no final determination as to the registrability of the mark has been made by the United States Patent and Trademark Office.

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

EMPLOYEES

We have approximately 84 employees, all of which are employed on a full-time basis. Those employees are distributed among our parent and subsidiary companies as follows:

     o     Hickory  Travel  Systems,  Inc.  -  78  employees;
     o     American  Leisure  Equities  Corporation  -  1  employee;  and
     o     American  Leisure  Holdings,  Inc.  -  5  employees.

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our corporate headquarters are located in Orlando, Florida. Our Orlando facility is approximately 9,000 square feet, of which 250 square feet houses our executive offices. This facility is leased by American Leisure Real Estate Group, Inc., a company owed by Mr. Wright, our Chairman and Chief Executive Officer, that manages the development of our resort properties in return for a fee of 4% of the total costs as per the agreement entered into in November 2003 with Tierra Del Sol Resort, Inc., see below. The lease on our corporate headquarters expires on April 30, 2008.

Our subsidiary owns the land on which The Sonesta Orlando Resort at Tierra Del Sol will be situated. It purchased this land for $5,560,366 in February 2000. We have spent approximately $4,450,000 to entitle and create the Westridge Community Development District. The land is currently subject to the KeyBank mortgages described above. As a developer of vacation resort properties, we plan to also purchase additional parcels of land for resort development.

Reedy Creek Property: The Reedy Creek Property is situated in the northern section of Osceola County, Florida and lies on three contiguous development parcels located to the immediate north of U.S. Highway 192 West, about one mile from the "Maingate" entrance to Walt Disney World, Orlando and 0.75 miles from the entrance to "Disney's Animal Kingdom" theme park. The property is one of only a small number of privately owned parcels abutting Walt Disney World (north and east boundaries).

The Reedy Creek Property consists of three parcels totaling over 40 gross acres with approximately 29 acres of buildable land. The Osceola County Comprehensive Land Plan for the site allows vacation homes at a density of 18 units per acre, which results in a maximum allowable project density of 522 residential units. To achieve the maximum density, it is anticipated that the project will consist of mid-rise condominium buildings. Amenities proposed on-site include a water park with swimming pools, guest services clubhouse, and other related on-site resort amenities.

The TraveLeaders assets are located in a building leased by Around The World Travel, Inc. TraveLeaders occupies almost all of the 30,000 square feet at 1701 Ponce De Leon Boulevard, Coral Gables, Florida. The lease expires in December of 2006 and we have commenced our search for alternative leaseholds.

ITEM 3. LEGAL PROCEEDINGS

Our subsidiary American Leisure, Inc. and our Chief Executive Officer and Chairman, Malcolm J. Wright are parties to an action that was filed in Orange County, Florida and styled as Rock Investment Trust, P.L.C. and RIT, L.L.C. vs. Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., Case No. CIO-01-4874, Ninth Judicial Circuit, Orange County, Florida. In June, 2001, after almost 2 years from receiving notice from Malcolm J. Wright that one Mr. Roger Smee, doing business under the names Rock Investment Trust, PLC (a British limited company) and RIT, LLC (a Florida limited liability company) (collectively, the "Smee Entities") had defaulted under various agreements to loan or to joint venture or to fund investment into various real estate enterprises founded by Mr. Wright, the Smee Entities brought the lawsuit against Mr. Wright, American Leisure, Inc. and several other entities. The gravamen of the initial complaint is that the Smee Entities made financial advances to Wright with some expectation of participation in a Wright real estate enterprise. In general, the suit requests either a return of the Smee Entities' alleged advances of $500,000 or an undefined ownership interest in one or more of the defendant entities. Mr. Wright, American Leisure, Inc., and Inversora Tetuan, S.A., have filed a counterclaim and cross complaint against the Smee Entities and Mr. Smee denying the claims and such damages in the amount of $10 million. If the court rules that Mr. Wright is liable under his guarantee of an American Leisure, Inc. obligation to Smee, it is believed that such a ruling would not directly affect American Leisure Holdings, Inc. The litigation is in the discovery phase and is not currently set for trial. We have been advised by our attorneys in this matter that Mr. Wright's position on the facts and the law is stronger than the positions asserted by the Smee Entities.

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

In February 2003, American Leisure, Inc. and Malcolm J. Wright were joined in a lawsuit captioned as Howard C. Warren v. Travelbyus, Inc., William Kerby, David Doerge, DCM/Funding III, LLC, and Balis, Lewittes and Coleman, Inc. in the Circuit Court of Cook County, Illinois, Law Division, which purported to state a claim against us as a "joint venturer" with the primary defendants. The plaintiff alleged damages in an amount of $5,557,195.70. On November 4, 2004, the plaintiff moved to voluntarily dismiss its claim against us. Pursuant to an order granting the voluntary dismissal, the plaintiff had one (1) year from the date of entry of such order to seek to reinstate its claims, which claims were not restated by such deadline.

In early May 2004, Around The World Travel, Inc., of which we subsequently purchased substantially all of the assets, filed a lawsuit in the Miami-Dade Florida Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. We were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against Around The World Travel and American Leisure Holdings, Inc. in an action styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that Around The World Travel has breached the contracts and also that American Leisure Holdings, Inc. and Around The World Travel's Chief Executive Officer were complicit with certain officers and directors of Around The World Travel in securing ownership of certain assets for American Leisure Holdings, Inc. that were alleged to have been a business opportunity for Around The World Travel.

This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamless' attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us. In June of 2005, the court dismissed certain claims of tortious interference against the Company and Malcolm J. Wright and provided Seamless with leave to amend all of their other claims with specificity. In addition, the court dismissed a claim of conspiracy and a demand for judgment. As of January 18, 2006, the Defendants filed their amended answer and amended counterclaim. The Company's attorneys have filed a comprehensive reply seeking to dismiss the counterclaim against the Company and Mr. Wright.

On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note owed by AWT in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock in Around The World Travel to Around The World Holdings, LLC; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale to Around The World Holdings, LLC. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. Despite the absence of any executed agreements, the plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding some of these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement. The Plaintiffs also seek a declaratory judgment that they are not bound by a provision in the underlying documents on which they rely that their action is barred by said provision. In the alternative, the Plaintiffs seek a ruling that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt. The suit seeks full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorney's fees. Despite the absence of any executed agreements, the plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorney's fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. We intend to vigorously defend the lawsuit. We filed various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying documents that grants exclusive jurisdiction to the courts located in Cook County, Illinois; a motion to disqualify, based upon an alleged conflict of interest by the plaintiff's attorneys. A hearing on the case has been postponed to a to be determined date later in 2006 due to a declared conflict of interest held by the sitting judge who has recused herself as a result of the potential for a conflict of interest.

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

We did not submit any matters to a vote of security holders during the fourth quarter of 2005.

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

                       HIGH  BID          LOW  BID
                    --------------   ----------------
December 31, 2005   $        1.50    $          0.86
September 30, 2005  $        1.50    $          0.76
June 30, 2005       $        3.00    $          1.50


                       HIGH BID           LOW BID
                    --------------   ----------------
December 31, 2004   $        1.50    $          1.25
September 30, 2004  $        2.02    $          1.30
June 30, 2004       $        2.00    $          0.45

(1) Our common stock was de-listed from the OTCBB during the period from May 21, 2004 to January 26, 2005, as a result of one delinquent filing with the Commission. Our common stock was cleared for quotation on the OTCBB on January 26, 2005.As of December 31, 2005, the Company had approximately 326 holders of record of its common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

DIVIDEND POLICY

We have never declared or paid dividends on our common stock. We do not anticipate paying dividend on our common stock in the foreseeable future. We intend to reinvest in our business operations any funds that could be used to pay dividends. Our common stock is junior in priority to our preferred stock with respect to dividends.

Cumulative dividends on our issued and outstanding Series A preferred stock, Series B preferred stock, Series C preferred stock and Series E preferred stock accrue at a rate of $1.20, $12.00, $4.00, and $4.00, respectively, per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. We have authorized Series F preferred stock, which accrues dividends at a rate of $1.00 per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock; however no shares of Series F preferred stock are currently outstanding. Dividends on our preferred stock accrue from the date on which such shares of preferred stock are issued and outstanding and thereafter from day to day whether or not earned or declared and whether or not there exists profits, surplus or other funds legally available for the payment of dividends. We may authorize and/or issue additional shares of preferred stock with dividends rights that are superior to our common stock. We have never paid any cash dividends on our preferred stock. We have never paid any cash dividends on our preferred stock. We will be required to pay accrued dividends on our preferred stock before we can pay any dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has issued the following securities without registration under the Securities Act of 1933 (the "Act" or the "Securities Act") during the period covered by this report:

On December 28, 2005 we granted warrants to Malcolm J. Wright, our Chief Executive Officer and Director, to purchase 2,008,500 shares of our common stock at an exercise price of $1.02 per share. We issued the warrants to Mr. Wright as consideration for his personal guarantee regarding the construction and land loans with KeyBank, N.A. We claim an exemption from registration afforded by
Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipient took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

In December 2005, in connection with the Stanford Credit Facility, the Company granted SIBL and its designees warrants to purchase 308,000 shares of the Company's common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $0.001 per share, which warrants expire five years from their grant date. (The Stanford Credit Facility and warrants are described in greater detail above). The Warrants have an exercise price of $1.02 per share. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

In  December  2005  in  connection  with  their  guaranty of the Stanford Credit
Facility pursuant to the Irrevocable and Unconditional Guaranty, the Company agreed to issue an aggregate of 405,000 warrants to purchase shares of the Company's common stock to certain third party entities. The warrants have an exercise price of $1.02 and expire 5 years from the expiration date of the third parties guaranties. (the Stanford Credit Facility and Irrevocable and Unconditional Guaranty are described in greater detail above). The Warrants have an exercise price of $1.02 per share. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing grant did not involve a public offering, the recipient took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

                                Subsequent Events
                                -----------------

In January 2006, in connection with the SIBL Reedy Creek Loan, the Company granted SIBL warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $5.00 per share and warrants to purchase 77,000 shares of the Company's common stock at an exercise price of $0.001 per share, which warrants expire five years from their grant date. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

In January 2006, in connection with the SIBL Reedy Creek Loan, the Company granted warrants to four separate affiliates of SIBL entitling them to purchase an aggregate of 154,000 shares of the Company's common stock at an exercise price of $5.00 per share and 77,000 shares at an exercise price of $.001 per share. The warrants have a term of five years and are immediately exercisable. The warrants have an exercise price of $1.02 per share. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing grant did not involve a public offering, the recipient took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

In January 2006, in connection with Mr. Wright's guarantee of the Amended Note, the Company agreed to grant Mr. Wright warrants to purchase 240,000 shares of the Company's common stock at an exercise price of $1.02 per share. The warrants are being granted pursuant to an existing agreement between the Company and Mr. Wright and expire 5 years from the expiration date of the guarantees. In addition, the Company has agreed to register the shares underlying the warrants granted to Mr. Wright on its next registration statement. The Warrants have an exercise price of $1.02 per share. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing grant did not involve a public offering, the recipient took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

In March 2006, we agreed to grant 100,000 warrants to our General Counsel, Executive Vice President and Secretary, Michael Crosbie in consideration for accepting his position as General Counsel to the Company and services to be rendered to the Company, of which 50,000 warrants vested immediately, with the remaining 50,000 vesting over the next two years of employment. The Warrants have an exercise price of $1.02 per share. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing grant did not involve a public offering, the recipient took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

In March 2006, we appointed Jeffrey Scott as President of Hickory. In connection with Mr. Scott's appointment and continued employment, we agreed to grant him warrants to purchase 100,000 shares of the Company's common stock. The warrants have an exercise price of $5.00 per share. One half, or 50,000 of Mr. Scott's warrants vested on March 2, 2006, with the remaining 50,000 warrants vesting as follows, 25,000 warrants on March 2, 2007 and the remaining 25,000 warrants on March 2, 2008, assuming Mr. Scott is still employed by the Company on those dates. The Company will rely on the exemption from registration set forth in Section 4(2) of the Act in issuing these warrants as the issuance of these securities will not involve a public offering, the recipient acquired the warrants for investment purposes and the Company will take appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

On March 23, 2006, and effective as of December 30, 2005, we purchased the minority interest of our now wholly owned subsidiary, Tierra Del Sol, Inc. (the "Minority Interest") from Harborage Leasing Corporation ("Harborage"). The purchase price of the Minority Interest from Harborage was a promissory note for $1,411,705 ("Harborage Note"); the right to receive, without payment, two (2) three-bedroom condominium units to be constructed in Phase 2 of the Tierra Del Sol Resort, or in the event title to both such units is not delivered by December 31, 2007, then, in lieu thereof, payment of $500,000.00 for each such unit that is not transferred by such date; 197,000 shares of the Company's common stock; and warrants to acquire 300,000 additional shares of the Company's common stock at a price of $5.00 per share. The warrants expire if unexercised five (5) years from their date of grant. Pursuant to the Stock Purchase Agreement, Harborage has the right to require the Company to purchase all or a portion of the Harborage 197,000 shares at $5.00 per share, for sixty (60) days, beginning January 1, 2007 (the "Put Option"). The Put Option will no longer be in effect provided that both of the following events occur: (i) Harborage is able to sell the Harborage Shares pursuant to an effective Registration Statement under the Securities Act of 1933 (the "Act"), or pursuant to Rule 144 of the Act; and after the fulfillment of (i) above, the average closing price of the Company on the Over-The-Counter Bulletin Board or principal exchange on which the Company's common stock then trades, exceeds $5.00 per share for a period of thirty (30) consecutive days. The Harborage Note and shares are guaranteed by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman, for which he received a guaranty fee equal to three percent (3%)_of the amount guaranteed. The Company paid this fee through the grant of 102,351 warrants to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration date of the guaranty.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

We are developing an organization that will provide, on an integrated basis, travel services, travel distribution as well as development, sales, management and rentals of destination resorts. To that end we have acquired or established businesses that manage and distribute travel services, develop vacation home ownership and travel destination resorts and develop and operate affinity-based clubs. The continuing trend in the travel industry is towards consolidation, which has caused us to seek to create a vertically integrated travel services organization that provides comprehensive services to our clients and generates revenue from several sources. We believe that we have a synergistic strategy that involves using our travel distribution, fulfillment and management services to provide consumer bookings at our planned resorts, selling and renting vacation homes that we plan to manage at these resorts, and fulfilling the travel service needs of our affinity-based travel clubs. We also own a 49% interest in a call center in Antigua-Barbuda.

Malcolm J. Wright, our Chief Executive Officer and Chairman and one of our founders, has successfully developed vacation properties in Europe. We are currently developing our first luxury vacation home and destination resort, The Sonesta Orlando Resort at Tierra Del Sol and relying on Mr. Wright's experience to do so. This resort is currently planned to include 540 town homes and 432 condominiums. As of December 31, 2005, we have pre-sold 673 town homes, resulting in over $234,000,000 in gross contract value. In June 2005, we began the earth moving and clearing process on the land for the resort. We anticipate commencing the delivery of the town home units in October 2006, with all 540 units planned to be finished during the summer of 2007. We anticipate completing the construction of the first condominium units in March 2007, with all 452 units planned to be finished during the winter of 2007. Upon completion of these units, we will offer our management services to certain qualified purchasers to permit them to voluntarily include their qualifying units in a rental program that our subsidiary Wright Resort Villas & Hotels, Inc. will operate. In addition, we will retain a 45-day, right of first refusal to repurchase the units in the resort that become available for resale.

Our TraveLeaders business is a fully integrated travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services in both traditional and e-commerce platforms including corporate travel management, leisure sales, and meeting, special event and incentive planning. We acquired the assets of TraveLeaders effective December 31, 2004, from Around The World Travel, Inc. Around The World Travel is currently managing the assets for us. See the discussion below under "Recent Events." Our business plan includes the acquisition of additional travel agencies so that we can compete for greater volume buying discounts and market share.

In October 2003, we acquired a 50.83% interest in Hickory. Hickory is a travel management service organization that primarily serves its network/consortium of approximately 160 well-established travel agency members, comprised of over

3,000 travel agents worldwide that focus on corporate travel. The services provided by Hickory include a 24-hour reservation service, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs and marketing services. Additionally, we may acquire additional travel agencies in the future so that we can compete for greater volume buying discounts and market share. We view the members of Hickory as a resource for future acquisitions of viable travel agencies.

We are integrating the administrative operations of Hickory and TraveLeaders. The integration process has been slower than we anticipated because it has taken us longer than expected to identify those operations that could be consolidated and determine the allocation and re-assignment of the personnel best suited for the consolidated enterprise; however, we expect such integration process to be completed in fiscal 2006. In addition, time has been required to analyze and determine the impact, if any, of certain litigation commenced by Around The World Travel regarding its contracts with Seamless Technologies, Inc. and others, as discussed in "Item 3. Legal Proceedings." As such, expenditures have been higher than anticipated.

Our American Travel & Management Group subsidiary develops and operates Internet structured clubs that specialize in using demographic affinities to promote brand loyalty through the delivery of customized travel and other benefits to a constituency that is built under the auspices of a national retailer, publisher or national cause. A vital component to the benefits provided to club members and the sponsors is the inclusion of a sophisticated rewards program that will provide customer retention tracking data to those sponsors while enabling the members to enjoy significant discounts and rewards for their loyalty. We have recently entered into agreements with a prominent sports media organization, a national publisher and an international retail food service company. Based upon current agreements, we expect to launch a new club on an average of one every other month for the next eighteen months. We fulfill travel service orders produced by these clubs through TraveLeaders.

In December 2004, we entered into a joint venture with IMA Antigua, Ltd. to operate a call center that we own located in Antigua. The joint venture is operated through Caribbean Media Group, Ltd. We own 49% of this joint venture company. Our co-venturer, IMA, Ltd. owns the remaining 51%. The call center provides in-bound and out-bound traffic for customer service, customer retention and accounts receivable management. The clients of the call center are well known national businesses with well-established credit and operational systems. During the first quarter of 2005, we generated approximately 43% of our revenue from the sale of land held for development in Davenport, Florida. For that period, we also recognized revenue from fees derived from Hickory's services and our affinity-based travel clubs as well as revenue from the operations of TraveLeaders.

Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we receive and recognize as income 90% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization. The balance is retained by Around The World Travel as a management fee.

We are currently generating modest revenues from our call center joint venture in Antigua. We expect revenues from our call center operations to increase throughout the year based on existing contracts with major clients that will require an increase in the number of seats in the first and second quarters of 2006.

As discussed in "Liquidity and Capital Resources," the capital requirement for the first phase of the resort is approximately $135,500,000, of which $8,000,000 will be for the resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. On or about
December 29, 2005 we closed on $54.85 million of senior debt to be used in the development of The Sonesta Orlando Resort at Tierra Del Sol (the "Project"). KeyBank, N.A. is the lender of two credit facilities for the benefit of AMLH. The first is a land loan in the amount of $14,850,000, which is secured by Project land that is dedicated to specific phases of the development. The second is a $40,000,000 revolving construction loan, for up to $72,550,000 in funding that will fund the development and construction for Phase 1 of the Resort. Both loans are part of a comprehensive finance plan from KeyBank, N.A. who had the underwriting role in the sale of the Community Development District Bonds. Financing for the balance of the development budget, which includes infrastructure, retention, roads and green space of approximately $26,000,000, was through the sale of Westridge Community Development District bonds which was completed on December 29, 2005 as described above. In June 2005, we began the earth moving and clearing process on the land for the resort and we expect to begin the vertical construction in approximately May 2006.

RECENT EVENTS

On December 30, 2005 we closed on $54,850,000 in senior debt to be used in the development of The Sonesta Orlando Resort at Tierra Del Sol (the "Project"). KeyBank, N.A. is the lender of two credit facilities for the benefit of AMLH. The first is a land loan in the amount of $14,850,000, which is secured by Project land that is dedicated to specific phases of the development. The second is a $40,000,000 revolving construction loan, which will provide up to $72,550,000 in funding, which will fund the development and construction for Phase 1 of the Resort. Phase 1 consists of 114 town homes and 180 mid-rise condominiums in a luxury vacation home resort community. Both loans are part of a comprehensive finance plan for the development of the Project that also includes funding in the amount of $25,825,000 from the Westridge Community Development District ("CDD"). The Westridge Community Development District, is a special purpose taxing district formed for the purpose of financing the installation of vital public services such as water supply and retention, sanitary and storm water sewer systems, roadways and the landscaping attendant to those uses. The CDD supports these initiatives, through the provision of capital and maintenance, via a tax upon the property owners of the district that utilizes a low finance rate (5.8% per annum) and a long-term amortization of the capital costs (30 years). The first phase of site work, at an estimated cost exceeding $19 million, will be funded by the CDD via the sale by the CDD of bonds issued on a non-recourse basis to the Company ("CDD Bonds"). The CDD was initially created by the Company in September 2003 and enabled by an order of a

Florida State District Court. The CDD Bond issue was underwritten by KeyBanc Capital Markets Group in the amount of $25,825,000. The first issue of the CDD Bonds were successfully sold and closed simultaneous with the closing of the Key Bank senior debt facilities.

On December 30, 2005, we paid off two notes (payable to third parties) in the aggregate amount of $7,862,250 that matured on March 31, 2005 and were extended through the date of the closing of the credit facilities from KeyBank, N.A.

On or about November 14, 2005, the Company and ALEC asserted certain claims against AWT with respect to the alleged breach of the Asset Purchase Agreement and a Management Agreement (the "Management Agreement"). The claimed breach of the Management Agreement was the failure of AWT to pay withholding taxes for its employees to the Internal Revenue Service. After negotiations among the parties, the parties agreed to settle the claims made by the Company and ALEC regarding the Asset Purchase Agreement pursuant to the terms of a Settlement Agreement entered into on February 24, 2006, and effective as of December 31, 2005 (the "Settlement Agreement"). The claimed breach of the Management Agreement remains unsettled pending the good faith efforts of AWT to completely fund its tax deposit obligations.

The Settlement Agreement provides that the purchase price under the Amended Purchase Agreement will be reduced from $17,500,000 to $9,000,000. The parties agreed to implement the reduction of the purchase price by eliminating the remaining balance of the Purchaser Note (which had a balance of $5,297,788 as of December 31, 2005) and by establishing an obligation of AWT to pay to ALEC the amount of $3,185,548 as of December 31, 2005. This amount is payable on demand.

Under the terms of the Settlement Agreement, the Company, ALEC and AWT agreed to release each other (and their respective officers and directors) from all claims based upon the Asset Purchase Agreement. Additionally, the parties agree to waive any right to indemnity or contribution which they may have against each other (and their respective officers and directors) for any liability which they might incur to certain plaintiff's in certain pending litigation including Simon Hassine and Seamless Technologies, provided that the waiver does not cover any liability incurred by the releasing party which is attributable to any act or omission of the released party which constitutes bad faith or is not known to the releasing party.

On December 28, 2005, the Company completed the sale of 41 acres of its development property located in Polk County, Florida (adjacent to the Sonesta Resort property) for $8,000,000 and realized a profit of $3,334,774 on the sale. The sale was brokered through American Leisure Real Estate Group, Inc, an entity controlled by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman; the broker commission on the sale amounted to $400,000, and the Company therefore received net profits of $2,934,774, of which $1,823,000 was due to the Company as of December 31, 2005.

On December 31, 2005, the Company acquired the minority interest of Tierra Del Sol (the "Minority Interest") in connection with the entry into a Stock Purchase Agreement with Harborage Leasing Corporation ("Harborage"). The Minority Interest was purchased from Harborage for a promissory note for $1,432,046, which is due on July 1, 2006, and which bears interest at 12% per year (the

"Harborage Note"); two (2) three-bedroom condominium units to be constructed in Phase 2 of the Sonesta Resort, which are to be delivered to Harborage by December 31, 2007 (or if such units are not available, $500,000 for each such unit not transferred by December 31, 2007); 197,000 shares of the Company's restricted common stock (the "Harborage Shares") and warrants to purchase 300,000 shares of common stock at an exercise price of $5.00 per share. The warrants expire if unexercised five (5) years from their date of grant. Pursuant to the Stock Purchase Agreement, Harborage has the right to require the Company to purchase all or a portion of the Harborage 197,000 shares at $5.00 per share, for sixty (60) days, beginning January 1, 2007 (the "Put Option"). The Put Option will no longer be in effect provided that both of the following events occur: (i) Harborage is able to sell the Harborage Shares pursuant to an effective Registration Statement under the Securities Act of 1933 (the "Act"), or pursuant to Rule 144 of the Act; and after the fulfillment of (i) above, the average closing price of the Company on the Over-The-Counter Bulletin Board or principal exchange on which the Company's common stock then trades, exceeds $5.00 per share for a period of thirty (30) consecutive days. The Harborage
Note and shares are guaranteed by Malcolm J. Wright, the Company's Chief Executive Officer and Director, for which he received a guaranty fee equal to three percent (3%) of the amount guaranteed. The Company paid this fee through the grant of 102,351 warrants to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration date of the guaranty.

On January 9, 2006, with an effective date of June 14, 2002, the Company entered into an Amended Debt Guarantor Agreement ("Amended Debt Agreement") with Malcolm
J. Wright, its Chief Executive Officer and Chairman and L. William Chiles, a Director of the Company (collectively, Mr. Wright and Mr. Chiles are referred to herein as the "Guarantors"). Pursuant to the Amended Debt Agreement, the Company and the Guarantors agreed to amend the terms of the prior Debt Guarantor Agreement entered into between the parties. The original Debt Guarantor Agreement provided for the Guarantors to receive warrants to purchase shares of the Company's common stock at $2.96 per share in an amount equal to 3% of any Company indebtedness that they personally guarantee. The Amended Debt Agreement decreased the exercise price of the warrants to be issued in connection with any of the Guarantor's guarantees to $1.02 per share (the "Guarantor Warrants"). Under the Amended Debt Agreement, the warrants issued to the Guarantors are exercisable until five years after the date the Guarantor is no longer obligated to personally guarantee such Company indebtedness.

Additionally, under the Amended Debt Agreement, the fee which the Guarantors receive for a pledge of personally owned collateral to secure Company indebtedness was increased from 1% of such total indebtedness guaranteed (as was provided under the original Debt Guarantor Agreement), to 2% of the total amount of indebtedness guaranteed. The 2% fee is paid to the Guarantors in Guarantor Warrants with the same terms and conditions as provided above.

We also entered into a Third Party Debt Guarantor Agreement (the "3rd Party Guarantor Agreement") on March 20, 2006, with an effective date of June 14,
2002, which provided for fees identical to those which are provided to Mr. Wright and Mr. Chiles pursuant to the Amended Debt Agreement, described above, to be issued to certain third parties who guarantee the indebtedness of the Company.

As of the date of this filing, the Company anticipates using "Resorts Construction LLC," to construct and develop part of the Sonesta Resort and properties ("Resorts Construction"). It is anticipated that Resorts Construction will be 40.5% owned by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman. It is also anticipated that the yet to be signed construction contract with Resorts Construction will provide significant construction savings over the PCL contract described in detail above under "PCL Construction Guarantee and Loan," Under "Item 1. Description of Business," above.

KNOWN TRENDS, EVENTS, AND UNCERTAINTIES

We expect to experience seasonal fluctuations in our gross revenues and net earnings due to higher sales volume during peak periods. Advertising revenue from the publication of books by Hickory that list hotel availability is recognized either when the books are published (December) or on a performance basis throughout the year, depending on the contractual terms. This seasonality may cause significant fluctuations in our quarterly operating results and our cash flows. In addition, other material fluctuations in operating results may occur due to the timing of development of resort projects and our use of the completed contracts method of accounting with respect thereto. Furthermore, costs associated with the acquisition and development of vacation resorts, including carrying costs such as interest and taxes, are capitalized as inventory and will be allocated to cost of real estate sold as the respective revenues are recognized. We intend to continue to invest in projects that will require substantial development and significant amounts of capital funding during 2006 and in the years ahead.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

                          GOING CONCERN CONSIDERATIONS
                          ----------------------------

We have incurred losses during the development stage during our existence, and we have negative retained earnings. We had an accumulated deficit of $13,499,420 at December 31, 2005. We expect our travel operations through the end of the current fiscal year to require additional working capital of approximately

$2,000,000 and Hickory to require approximately $500,000 in working capital during the next twelve months. If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations and/or to complete the construction of our planned vacation homes, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               REVENUE RECOGNITION
                               -------------------

We recognize revenues on the accrual method of accounting. Revenues from Hickory are recognized as earned, which is primarily at the time of delivery of the related service, publication or promotional material. Fees from advertisers to be included in the hotel book and web service operated by Hickory are recognized upon the annual publication of the book or when performance levels are achieved. Revenue from the delivery of services is recognized when it is invoiced to the recipient of the service.

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

We have entered into 673 pre-construction sales contracts for units in The Sonesta Orlando Resort at Tierra Del Sol. We will recognize revenue when title is transferred to the buyer.

Revenues include property sales which are accounted for as the profits on the sales at the time of closing.

                                    GOODWILL
                                    --------

We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No.
144. In 2004, we recorded an impairment of $1,500,000 related to the acquisition of the TraveLeaders assets in December 2004, based on our payment of more than fair value. The remaining goodwill of $14,425,437 as of December 31, 2004 was composed of $12,585,435 from the TraveLeaders acquisition and $1,840,002 from the Hickory acquisition. In 2005 we renegotiated and ultimately reached a settlement on the acquisition which resulted in an acquisition of goodwill of $5,585,435 of which $1,500,000 was previously impaired resulting in a goodwill balance of $4,085,435. Our remaining goodwill of $1,840,002 is related to the Hickory acquisition and has not been further impaired as of December 31, 2005. Total goodwill amounts to $5,925,437. The goodwill will be evaluated on an annual basis and impaired whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

We had revenues of $19,381,284 for the fiscal year ended December 31, 2005, as compared to revenues of $6,419,320 for the fiscal year ended December 31, 2004, which represents a $4,839,452 or 75.3% increase in revenue from the prior period. The increase in revenue was due to increased revenue due to our sale of 41 acres of property in December 2005, located in Polk County, Florida (adjacent to the Sonesta Resort property) for a profit of $3,324,736, as well as the sale of properties in the Sonesta Resort during the year ended December 31, 2005.

Revenues of $19,381,284 for the fiscal year ended December 31, 2005, included operating revenues of $7,361,284 and undeveloped land sales of $12,020,000.

We had cost of undeveloped land sales of $8,122,562 as of December 31, 2005, compared to cost of undeveloped land sales of $-0- as of December 31, 2004.

We had total operating expenses of $11,770,263 for the fiscal year ended December 31, 2005, as compared to total operating expenses of $10,629,069 for the fiscal year ended December 31, 2004, which represented an increase of $1,141,194 or 10.7% from the prior period. Total operating expenses for the year ended December 31, 2005, included depreciation and amortization of $1,680,336, an increase of $743,462 or 79.4% compared to depreciation and amortization expense for the prior year of $936,874 and general and administrative expenses of $10,089,927, an increase of $1,897,732 or 23.2% from the prior period. Additionally, although there was a goodwill impairment expense of $1,500,000 for the year ended December 31, 2004, there was no such expense for the year ended December 31, 2005. The increase in general and administrative expenses was due to increased professional fees and increased travel and insurance expenses during the year ended December 31, 2005, compared to the year ended December 31, 2004. These increased professional fees were due to increased fees paid to independent contractors at American Travel and Marketing Group, Inc., legal fees in connection with the Sonesta resort, Reedy Creek Property and KeyBank closings, as well as the Company's SEC filings. The increased travel expenses were attributable to increased costs associated with the travel by American Travel and Marketing Group, Inc. and Comtech Fibernet, Inc., as well as increased travel expenses due to Caribbean Leisure Marketing, Inc.'s supervision of the Antiguan call center which was launched in January 2005. Also attributing to the increase in travel expenses was increased travel due to the Company's operations of AWT.

We had a loss from operations of $511,541 for the year ended December 31, 2005, compared to a loss from operations of $4,209,749 for the year ended December 31, 2004, a decrease of $3,698,208 or 87.8% from the prior period. The decrease in loss from operations was associated with increased revenues and profits in the travel division and the profits from the sale of two properties during 2005.

We had interest expense of $3,317,033 for the year ended December 31, 2005, compared to interest expense of $736,798 for the year ended December 31, 2004, an increase of $2,580,235 or 350% from the prior period. This increase in interest expense was mainly attributable to interest on the credit facilities provided by Stanford, which are described in greater detail below, which credit facilities were received towards the end of the year ended December 31, 2004 and during the year ended December 31, 2005 and amortization of deferred financing costs related to the aforementioned credit facilities.

We had $-0- of unrealized loss on marketable securities for the year ended December 31, 2005, compared to $2,185,278 of unrealized loss on marketable securities for the year ended December 31, 2004, which was due to a loss of $ 2,185,278 on the write down of acquiring Around The World Travel's preferred stock in April 2004.

We had $-0- of minority interest for the year ended December 31, 2005, compared to $510,348 of minority interests for the year ended December 31, 2004. We own 50.83% of Hickory, with the minority interests owning the remaining 49.17%. In the event Hickory generates net profits, as it did in 2003, it is required to reserve and allocate such profits to the minority shareholders, in the event Hickory incurs operating losses, as it did in 2004 and 2005, that is not the case.

We had ($298,201) of equity in loss from operations of unconsolidated affiliate during the year ended December 31, 2005, compared to $-0- of equity operations of unconsolidated affiliate during the year ended December 31, 2004. This was due to the loss from certain of our subsidiaries, including Caribbean Media Group, Inc. ("CMG"), which we own 49% of, and which runs our call center operations in Antigua; which like CMG, we own less than 50% of, and which are therefore accounted for separately as unconsolidated affiliates. The call center commenced operations in January 2005 and we therefore had no results to report in 2004.

We had $3,610,234 of total other expenses during the year ended December 31, 2005, compared to total other expenses of $2,411,728 for the year ended December 31, 2004, an increase of $1,198,506 or 49.7% from the prior period. Total other expenses for the year ended December 31, 2005 included interest expense and the amortization of deferred financing costs from the additional notes entered into in 2005 and late 2004 plus the loss from operations of unconsolidated affiliate, while the unrealized loss from marketable securities and the allocated minority interest reversal were non-reoccurring 2004 events.

We had loss before income taxes of $4,121,775 for the year ended December 31, 2005, compared to a loss before income taxes of $6,621,477 for the year ended December 31, 2004, a decrease in loss before income taxes of $2,499,702 or 37.8% from the prior period.

We had provision for income taxes of $5,004 for the year ended December 31, 2005, compared to provision for income taxes of $12,824 for the year ended December 31, 2004, a decrease in provision for income taxes of $7,820 or 61.0% from the prior period. Provision for income taxes for the year ended December 31, 2005 was due to state income tax due by Hickory.

We had a net loss of $4,126,779 for the year ended December 31, 2005, compared to a net loss of $6,634,301 for the year ended December 31, 2004, which represented a decrease in net loss of $2,507,522 or 37.8% from the prior period. The decrease in net loss was mainly attributable to increased revenues and profits in the travel division and the profits from the sale of two properties during 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total current assets of $22,130,325 as of December 31, 2005, which included cash of $225,055, restricted cash of $13,175,354, accounts receivable of $2,043,141, other receivable of $6,587,357 and prepaid expenses and other of
$99,418. This represented an  increase  in  total  assets   of $16,129,960 from
December 31, 2004, when total current assets were $6,000,365. The main reasons for the increase in total current assets as of December 31, 2005, compared to December 31, 2004, include a $13,175,354 increase in restricted cash and a $6,474,357 increase in other receivables. Restricted cash consisted of escrowed deposit funds from customers as well as funds devoted exclusively to the development of the Sonesta Resort.

We had net property and equipment as of December 31, 2005 of $4,583,853, which was a decrease of $1,504,647 from net property and equipment of $6,088,500 as of December 31, 2004. The decrease in net property and equipment from prior period was caused by additional depreciation expense and the write-off of some obsolete assets.

We had $34,695,281 of land held for development as of December 31, 2005, which as an increase in land held for development from $23,448,214 of land held for development as of December 31, 2004. The increase in land held for development was due to capitalization of costs such as interest, professional fees, operating expenses on Tierra Del Sol, Inc. until the units at the Sonesta Resort property are completed. The $34,695,281 of land held for development as of December 31, 2005, represented the total costs capitalized since 2002 including the cost of the land.

We had total other assets of $28,513,788 as of December 31, 2005, which included prepaid sales commissions of $7,770,949; prepaid sales commissions from an affiliated entity, Xpress, Ltd., of $3,516,209; investment senior notes $5,170,000; goodwill of $5,925,437; trademark of $975,000 and other assets of $5,156,193, which included deferred financing costs, our 1% investment in Reedy Creek Acquisition Corp., member contracts and customer lists. Total other assets as of December 31, 2005 were $3,351,114 less than total other assets of $31,864,902 as of December 31, 2004. The decrease in other assets from the prior period was mainly attributable to a decrease of $8,500,000 in goodwill from the prior period, which was due to the re-pricing of the purchase of Around The World Travel, Inc., as described above and an increase in deferred financing costs related to the credit facilities. Trademark of $975,000 as of December 31, 2005, represented the Company's trademark on "Traveleaders." Prepaid sales commissions are paid to a sales agent at the point of sale and the agent then executes a note indicating that if the customer does not ultimately close on the sale of the property, the agent will return the advance. One half of the total sales commissions are paid at the point of sale, with the remaining balance being paid to the agent at closing.

We had total assets of $89,923,247 as of December 31, 2005, which included total current assets of $22,130,325; net property and equipment of $4,583,853; land held for development of $34,695,281 and total other assets of $28,513,788, compared to total assets of $67,401,981 as of December 31, 2004. The increase in total assets was mainly due to the increases in total current assets and land held for development as described above.

We had total current liabilities of $10,520,674 as of December 31, 2005, which included current maturities of long-term debt and notes payable of $1,790,808; current maturities of notes payable-related parties of $1,268,101; accounts payable and accrued expenses of $3,782,822; accrued expenses-officers of $3,393,500 and other liabilities of $285,443. Accrued expenses-officers included $2,700,000 in salaries due to our Chief Executive Officer and Chairman, Malcolm J. Wright, as well as $477,000 in interest due on that amount (accrued officer and director salaries bear interest at 12% per year, compounded annually until paid), and $200,000 due to L. William Chiles, the Chief Executive Officer of Hickory and our Director, and $16,500 of interest on such salary. This was a decrease in current liabilities of $13,327,896 from total current liabilities of $23,848,570 as of December 31, 2004. The decrease in current liabilities was mainly attributable to a decrease of $7,814,427 in current maturities of long-term debt and notes payable; a decrease of $1,836,151 in accounts payable and accrued expenses; a decrease of $2,752,535 in customer deposits and a decrease of $2,047,443 in other liabilities.

As of December 31, 2005, we owed $1,650,605 in connection with notes payable to related parties including $327,028 owed to a company controlled by our significant shareholder, Roger Maddock, which amount bears interest at 12% per annum and is payable on demand; $232,208 owed to our Director, William Chiles; $591,500 owed to Charles Sieberling, the Secretary of Hickory, and $178,366 owed to our Chief Executive Officer and Chairman, Malcolm J. Wright.

We had total liabilities of $83,704,893 as of December 31, 2005, which included total current liabilities of $10,520,674; long-term debt and notes payable of $34,532,851; a put liability related to the purchase of the minority interest in Tierra Del Sol, Inc., and deposits on pre-unit sales of $37,666,368.

We had total working capital of $11,609,651 and a ratio of current assets to current liabilities of 2.10 as of December 31, 2005.

We had net cash flows provided by operating activities of $18,254,702 for the year ended December 31, 2005, which was mainly attributable to an increase in deposits on unit pre-sales in the Sonesta Resort of $20,997,022; and an increase in accounts payable and accrued expenses of $6,468,380, which items were offset by the following major line items, net loss of $4,126,779, increase in shareholder advances and notes payable of $71,823; and increase in prepaid commissions of $2,655,267. The increase in prepaid and other assets was caused by our settlement of the Around The World Travel, Inc. ("AWT") Asset Purchase Agreement, described in greater detail above, which caused certain funds and assets that had been remitted to AWT to be treated as receivables.

We had total cash flows used in investing activities of $14,527,299 as of December 31, 2005, which was used as follows: $3,185,547 for the acquisition of the assets of Around The World Travel, Inc.; $175,689 of acquisition of fixed assets; $141,400 of advances to Caribbean Media Group, Inc.; $2,340,182 for the purchase of the minority interest in Tierra Del Sol, Inc., and $7,782,776 of capitalization of real estate carrying costs. The $7,782,776 of capitalized real estate carrying costs are costs related to the construction and development of the Sonesta Resort properties, which are capitalized until the units are closed (ownership is transferred to the buyer). Once the units close, the accumulation of costs related to that particular unit is recognized as cost of goods sold.

We had net cash provided by financing activities of $7,406,964 for the year ended December 31, 2005, which was due to $13,077,538 of proceeds from notes payable and $241,725 of proceeds of notes payable - related parties, which was offset by $4,968,351 of payment of debt and $943,947 of payments of note payable
-  related  parties.

We expect that we will require approximately $2,500,000 through the end of the 2006 fiscal year for working capital for our travel management and services businesses.

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be $135,500,000 of which $ 8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. As of December 31, 2005, approximately $10,250,376 had been advanced to the Company pursuant to the Construction Loan.

On December 30, 2005, we closed on an aggregate of $54,850,000 in senior debt to be used in the development of The Sonesta Orlando Resort at Tierra Del Sol. KeyBank, N.A. is the lender of the senior debt, which was provided to us in the form of two credit facilities. The first is a land loan in the amount of $14,850,000, which is secured by Project land that is dedicated to specific phases of the development. The second is a $40,000,000 revolving construction loan that will fund the development and construction for Phase 1 of the Sonesta Resort. Both loans are part of a comprehensive finance plan for the development of the Project that also includes funding in the amount of $25,825,000 from the Westridge Community Development District ("CDD"), which bonds will be used to pay for infrastructure facilities for public purposes such as water supply and retention systems, roadways, green space and nature recreation areas. In addition to the KeyBank provided senior debt, the Project is also benefiting from $25,825,000 in bonds issued by the CDD, a special purpose taxing district formed for the purpose of financing the installation of vital public services such as water supply and retention, sanitary and storm water sewer systems, roadways and the landscaping attendant to those uses. The CDD supports these initiatives, through the provision of capital and maintenance, via a tax upon the property owners of the district that utilizes a low finance rate (5.8% per annum) and a long-term amortization of the capital costs (30 years).

The first phase of site work on the Sonesta Resort, at an estimated cost exceeding $19 million, will be funded by the CDD via the sale by the CDD of bonds issued on a non-recourse basis to the Company ("CDD Bonds"). The CDD was initially created by the Company in September 2003 and enabled by an order of a Florida State District Court. The CDD Bond issue was underwritten by KeyBanc Capital Markets Group in the amount of $25,825,000. The first issue of the CDD Bonds were successfully sold and closed simultaneous with the closing of the Key Bank senior debt facilities. Upon closing of the loan, we repaid $7,862,250 of short-term debt plus accrued interest of approximately $256,512. This short-term debt originally matured on March 31, 2005, but it was extended until the closing of the KeyBank credit facilities in December 2005.

In addition, to partially fund our development costs at The Sonesta Orlando Resort at Tierra Del Sol, we have used cash from buyer's deposits, after providing the disclosure required by Florida law, on the pre-sold town homes for which the buyer has waived the requirements to maintain the funds in escrow. The deposits on the town homes range from 10% to 20% of the purchase price. As of December 31, 2005, approximately 2% of the buyers of town homes in the Sonesta Orlando Resort have waived the escrow requirement and these funds have been expended for our project related costs. Our contract for the condominiums requires a 20% deposit. All of the deposits received on condominium contracts are maintained in escrow. Provided the purchaser has waived escrow, we may use any condominium contract deposit in excess of 10% to fund the hard costs of construction of their unit. In the event we post a bond according to Florida law, we will also be permitted to use the bonded portion of the deposits on the condominiums for the projects development and construction costs.

We believe that the sum of the construction loan and the bond sale proceeds will provide sufficient capital for the construction of Phase 1 of The Sonesta Orlando Resort at Tierra Del Sol. In June 2005, we began the earth moving and clearing process on the land for the Sonesta Resort and we expect to begin the vertical construction of Phase 1 in approximately May 2006. We will need to raise additional capital to begin and complete Phase 2 of the Sonesta Resort, assuming the construction of Phase 1 is successful, of which there can be no assurance. Additionally, we will need to raise significant capital to complete our planned development activities on our Reedy Creek Property.

At December 31, 2005, we had an outstanding principal balance of $6,000,000 under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 6% per annum payable quarterly in arrears and matures on December 18, 2008. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $15.00 per share. The $6,000,000 credit facility is guaranteed by Malcolm J. Wright, our Chief Executive Officer and Chairman and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited.

As of December 31, 2005, we had an outstanding principal balance of $4,250,000, under another secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum payable quarterly in arrears. The credit facility is comprised of two tranches. The first tranche of $1,250,000 matures on September 30, 2006, may solely be used for the working capital of our Hickory and TraveLeaders travel business and must immediately be repaid to the extent that the borrowed amount together with accrued and unpaid interest exceeds a borrowing base which is generally calculated as the lesser of $1,250,000, or 50% of the dollar amount of TraveLeaders eligible accounts receivable minus such reserves as the lender may establish from time to time in its discretion. The second tranche of $3,000,000 matures on April 22, 2007. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

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

We entered into another credit facility in the amount of $305,000 with Stanford in September 2005 of which $289,000 had been drawn as of December 31, 2005. The credit facility bears interest at 8.0% per annum and is secured by the assets and stock of the Company.

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the establishment of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan"), and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"). As additional consideration for this financial assistance, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of our common stock at an exercise price of $0.001 per share. Additionally, in January 2006, in connection with the SIBL Reedy Creek Loan, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $0.001 per share. The warrants expire 5 years from issuance. The warrants contain anti-dilution provisions, including a provision which requires us to issue additional shares under the warrants if we issue or sell any common stock at less than $1.02 per share, or grant, issue or sell any options or warrants for shares of the Company's common stock to convert into shares of our common stock at less than $1.02 per share. If we do issue or sell common stock, which would cause a re-pricing of the warrants issued to SIBL, it would likely have an adverse effect on the trading value of our common stock and could cause substantial dilution to our then shareholders.

Our subsidiary Hickory Travel Systems, Inc. owes $250,000 pursuant to a note payable to Sabre, Inc. ("Sabre"), which final payment of $250,000 on such note was due December 31, 2003. The note originally accrued interest at 8% per annum and is secured by the personal guaranty of William Chiles who is a Director of the Company. Interest has not been paid or accrued on this note since December 31, 2003, as there is no interest penalty or default rate applicable to the final unpaid payment. Sabre has not requested the final payment of $250,000 of the promissory note from Hickory to date.

Additionally, Hickory has a $375,900 loan through the U.S. Small Business Administration ("SBA") of which $369,687 has been drawn as of December 31, 2005. The SBA loan is due by May 2033 and bears interest at 4% per annum with principal and interest payments of $1,862 due monthly from May 2005 until May 2033. The SBA note is secured by Hickory's assets and the personal guaranty of William Chiles who is our Director.

In connection with our purchase of the assets of Around The World Travel, Inc. ("AWT"), as of December 31, 2005 there is a balance from those liabilities we assumed from AWT of $3,893,915, of which approximately $270,000 is due in the next twelve months.

All of our credit facilities with Stanford contain customary covenants and restrictions, including covenants that prohibit us from incurring certain types of indebtedness, paying dividends and making specified distributions. Failure to comply with these covenants and restrictions would constitute an event of default under our credit facilities, notwithstanding our ability to meet our debt service obligations. Upon the occurrence of an event of default, the lender may convert the debt to the company's common stock, accelerate amounts due under the applicable credit facility and may foreclose on collateral and/or seek payment from a guarantor of the credit facility. At December 31, 2005, we believe we were in compliance with the covenants and other restrictions applicable to us under each credit facility.

On December 31, 2005, the Company acquired the minority interest of Tierra Del Sol (the "Minority Interest") in connection with the entry into a Stock Purchase Agreement with Harborage Leasing Corporation ("Harborage"). The Minority Interest was purchased from Harborage for a promissory note for $1,432,046, which is due on July 1, 2006, and which bears interest at 12% per year (the "Harborage Note"); two (2) three-bedroom condominium units to be constructed in Phase 2 of the Sonesta Resort, which are to be delivered to Harborage by December 31, 2007 (or if such units are not available, $500,000 for each such unit not transferred by December 31, 2007); 197,000 shares of the Company's restricted common stock (the "Harborage Shares") and warrants to purchase 300,000 shares of common stock at an exercise price of $5.00 per share. The warrants expire if unexercised five (5) years from their date of grant. Pursuant to the Stock Purchase Agreement, Harborage has the right to require the Company to purchase all or a portion of the 197,000 Harborage shares at $5.00 per share, for sixty (60) days, beginning January 1, 2007 (the "Put Option"). The Put Option will no longer be in effect provided that both of the following events occur: (i) Harborage is able to sell the Harborage Shares pursuant to an effective Registration Statement under the Securities Act of 1933 (the "Act"), or pursuant to Rule 144 of the Act; and after the fulfillment of (i) above, the average closing price of the Company on the Over-The-Counter Bulletin Board or principal exchange on which the Company's common stock then trades, exceeds

$5.00  per  share  for  a period of thirty (30) consecutive days.  The Harborage
Note and shares are guaranteed by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman, for which he received a guaranty fee equal to three percent (3%) of the amount guaranteed. The Company paid this fee through the grant of 102,351 warrants to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration date of the guaranty.

Additionally, we have an indemnity obligation in conjunction with the acquisition of the Galileo Senior Secured Debt from GCD Acquisition Corp. regarding any and all liability on a $5,000,000 note wherein GCD Acquisition Corp. is the "Maker" and CNG Hotels, Ltd. is the Holder (the "Note"), which note bears interest at the rate of the 3 month LIBOR plus 1% per year, and is unsecured. Maker's obligation (an indemnified obligation) to make payments of principal and interest under the Note is conditioned by the Maker's receipt of payments of principal or interest by AWT pursuant to its obligations under the Galileo Senior Secured Debt. Subject to the condition of receipt of payment by AWT, the interest on the Note is payable every six (6) months in arrears. Maker is under no obligation to seek enforcement or collection of the Galileo Senior Secured Debt. The Note matures on February 22, 2009. Maker's obligation to pay the principal amount (an indemnified obligation) is conditioned upon the receipt of payment from AWT, as aforesaid. In addition, the Note is non-recourse to Maker, and, but for payments actually received from AWT, no claim, suit or judgment may lie against Maker.

                                SUBSEQUENT EVENTS

In February 2006, we entered into a Note Modification Agreement with SIBL, whereby we agreed to modify certain provisions of our outstanding promissory notes with SIBL to grant extensions of payments due. Pursuant to the Note
Modification Agreement, we and SIBL agreed that all interest due on our $6,000,000 note, from January 1, 2005, through September 30, 2006, shall be due and payable on September 30, 2006, with all interest thereafter payable with the original terms of that note; that all interest accrued on the $3,000,000 note we have with SIBL, from the date of the note until September 30, 2006, shall be due and payable on September 30, 2006, with all interest thereafter payable with the original terms of that note; that the maturity date of our $1,250,000 note with SIBL be extended until September 30, 2006, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; that the maturity date of our $1,355,000 note with SIBL be extended until June 30, 2007, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; that the maturity date of our $305,00 note with SIBL be extended until June 30, 2007, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; and that interest on our $2,100,000 note with SIBL be payable in arrears, on a quarterly basis, with the first payment due on March 28, 2006, and subsequent payments due on each June 28, September 28, December 28 and March 28, until the maturity date of December 27, 2007, with the outstanding principal and interest shall be due (collectively, all the notes described above shall be referred to as the "Notes").

Furthermore, SIBL agreed, pursuant to the Note Modification Agreement, to waive any defaults arising under the Notes prior to the date of the Note Modification Agreement, attributable to the failure of us to make any payments of interest due under the Notes prior to the date of the Note Modification Agreement; and any default of us and/or Around The World Travel, Inc. ("AWT") under the $1,250,000 note to fulfill the financial reporting requirements under the loan documents related to the $1,250,000 note. SIBL also waived our obligation and AWT's under the $1,250,000 note to fulfill the financial reporting requirements described in the note in the future, provided that SIBL may reinstate such requirements at any time upon written demand to us of such note.

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

RISK FACTORS

RISKS RELATING TO OUR CAPITAL AND LIQUIDITY NEEDS

WE  HAVE  A  LIMITED  HISTORY  OF  OPERATIONS AND WE HAVE A HISTORY OF OPERATING
LOSSES.

Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra Del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of $13,499,420.

WE MAY NOT GENERATE ENOUGH OPERATING REVENUE OR CAPITAL TO MEET OUR OPERATING AND DEVELOPMENT COSTS.

Our costs of establishing our business models for both the Travel Division and the Resort Development Division, including acquisitions and the due diligence costs of that process, together with the un-financed development costs incurred in the Resort Development Division requires significant capital. Historically, our sources for capital have been through loans from our founding and majority shareholders as well as from loans from our capital partner, Stanford. On December 29, 2005, certain affiliates of the Company closed two (2) credit facilities with Key Bank related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving construction loan to be used to construct Phase 1 of the Sonesta Resort (the "Construction Loan") and a $14,850,000 term loan used to finance the acquisition of the property for the Resort and to pay certain related costs (the "Land Loan"). If we are unable to generate enough operating revenue to satisfy our capital needs, or we cannot obtain future capital from our founding and majority shareholders or from Stanford, and/or if we are not able to repay the Construction Loan or the Land Loan, it will have a material adverse effect on our financial condition and results of operation.

WE OWE A SIGNIFICANT AMOUNT OF MONEY TO KEYBANK IN CONNECTION WITH THE CONSTRUCTION LOAN AND LAND LOAN, WHICH MONEY WE DO NOT CURRENTLY HAVE, AND WHICH LOANS ARE SECURED BY THE SONESTA RESORT.

The occurrence of any one or more "events of default" under the Land Loan and/or Construction Loan would allow KeyBank to pursue certain remedies against us including taking possession of the Sonesta Resort project; withholding further disbursement of the proceeds of the loan and/or terminate KeyBank's obligations to make further disbursements thereunder; and/or declaring the note evidencing the loans to be immediately due and payable. We do not currently have cash on hand sufficient to repay the approximately $10,250,376 which was borrowed from KeyBank pursuant to the Land Loan and Construction Loan as of December 31, 2005. The Land Loan and Construction Loan are due on June 28, 2007 and December 28, 2007, respectively, and we do not currently have sufficient cash to repay such loans when due. Furthermore, we will likely not have sufficient cash to repay such loans until the completion of the units in the Sonesta Report, if at all. If we do not repay the amounts owning under the Construction Loan and Land Loan when due, KeyBank may take possession of the Sonesta Resort project, and we may be forced to curtail or abandon our current business plans, which could cause the value of our securities to become worthless.

WE HAVE RECEIVED $11,605,000 MILLION OF CONVERTIBLE DEBT FINANCING FROM STANFORD, WHICH IS SECURED BY MORTGAGES ON OUR PROPERTY AND LIENS ON OUR ASSETS.

We have received an aggregate of $11,605,000 million of convertible debt financing from Stanford. The terms of our financial arrangements with Stanford are secured by the following mortgages on our properties and liens on our assets:

- Our $6,000,000 credit facility has been re-structured to be secured by a first mortgage on land owned by third parties. However, Stanford has agreed that the mortgage securing the $6,000,000 credit facility shall be released in exchange for payment of the primary obligations it secures, which includes the $2,100,000 loan to Tierra Del Sol and the release of the Letters Of Credit. In consideration of Stanford's release of the mortgage securing the $6,000,000 credit facility, we have granted Stanford warrants to acquire up to 2% of each of the Development Partnerships. A component of that collateral is that Stanford has an option to elect to receive warrants to purchase Series E Preferred Stock in lieu of and equivalent to distributions (after tax) from the Development Partnerships. Series E Preferred Stock has a conversion value to common stock at $15.00 per common share. Other assets previously provided to secure this credit facility, including all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited remain as security for the debt.

- Our $4,250,000 credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

- Our $1,355,000 credit facility is secured by all of the issued and outstanding stock of our subsidiary, Caribbean Leisure Marketing Limited. This facility is non-recourse to the Company but for the assets and revenues of that subsidiary.

In addition, Malcolm J. Wright, our Chief Executive Officer and Chairman provided a personal guarantee for our $6,000,000 credit facility. If we fail to comply with the covenants in our credit facilities, Stanford can elect to accelerate the amounts due under the credit facilities and may foreclose on our assets and property that secure the loans.

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

RISKS  RELATED  TO  OUR  RESORT  DEVELOPMENT  DIVISION

WE OWE A SIGNIFICANT AMOUNT OF MONEY TO KEYBANK, NATIONAL ASSOCIATION, WHICH WE DO NOT CURRENTLY HAVE FUNDS TO RE-PAY, AND WHICH LOANS INCLUDE LIENS ON OUR PROPERTIES.

In December 2005, we closed two credit facilities with KeyBank, National Association ("KeyBank") related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving credit line, for financing up to $72,550,000 (the "Construction Loan") and a $14,850,000 term loan to be used to finance the acquisition of the property for the resort (the "Land Loan"). The

Construction Loan and the Land Loan bear interest at the rate of the daily London Interbank Offered Rate ("LIBOR") plus 2.75%, and plus 3.10%, respectively. The maturity date of the Construction Loan is December 28, 2007 and the maturity date of the Land Loan is June 28, 2007. The Construction Loan and the Land Loan are secured by a first lien on the land within Phase 1 and Phase 2, respectively of the Sonesta Resort, including any improvements, easements, and rights of way; a first lien and security interest in all fixtures and personal property, an assignment of all leases, subleases and other agreements relating to the property; an assignment of construction documents; a collateral assignment of all contracts and agreements related to the sale of each condominium unit; a collateral assignment of all purchase deposits and any management and/or operating agreement. As of the date of this filing we have borrowed $0.00 from KeyBank pursuant to the Construction Loan and $14,850,000 under the Land Loan, which amount we do not currently have funds on hand to repay. We are under no pressure to repay the Land Loan. Our business plan includes retiring that debt with a construction loan to build Phase 2 of the Sonesta Resort. We intend to use the proceeds of the sale of the units built with the Phase 1 Construction Loan. Since any units that are built with the Construction Loan are subject to bona fide third party sales agreements that have been approved by Key Bank, we believe that the risk of not repaying any amounts drawn under the Construction Loan is manageable.

WE NEED SIGNIFICANT ADDITIONAL FINANCE FACILITIES TO BEGIN AND COMPLETE THE DEVELOPMENT OF PHASE 2 OF THE SONESTA RESORT AND OUR PLANNED CONSTRUCTION OF THE REEDY CREEK PROPERTY.

While we currently believe we have sufficient capital to complete the development of Phase 1 of the Sonesta Resort, we do not plan to use Company's revenue to begin or complete Phase 2 of the Sonesta Resort and/or our planned development of the Reedy Creek Property (as described above). Our plan for the financing of the Phase 2 town homes is to use a program from a national mortgage lender to employ construction loans issued to each purchaser that will, upon completion, convert to permanent, conventional mortgages. The finance plan for the Phase 2 amenities is to employ a line of credit secured by a segment of the profits from the sale of the residential units. We will employ a conventional construction loan for the condominium units. As of this date, the Company has not yet secured the line of credit for the amenities or the construction loan for the condominium units. It is impossible at this time for us to estimate the cost of completing Phase 2 of the Sonesta Resort and/or the development of the Reedy Creek Property, however, based upon the size of the projects, we would anticipate such costs to be substantial. We will not begin the construction of Phase 2 until we have capitalized the construction appropriately. If we cannot obtain the appropriate financing, we may have to delay the commencement of the construction of Phase 2 until such time as we have adequate funding available. We may never have sufficient capital to begin or complete the development of Phase 2 of the Sonesta Resort which could force us to modify the development plan for the Sonesta Resort. Our business plan for the development of the Reedy Creek Property is to enter into a partnership agreement with an experienced and high credit development partner, and as such, we do not expect to raise capital or incur debt to begin or complete that project. At present, the Company has not yet chosen such partner although we are in receipt of proposals from qualified developers that are consistent with our business plan.

THE CONSTRUCTION OF THE SONESTA RESORT IS SUBJECT TO DELAYS AND COST OVERRUNS, WHICH COULD CAUSE THE ESTIMATED COST OF THE RESORT TO INCREASE AND WHICH COULD CAUSE US TO CURTAIL OR ABANDON THE CONSTRUCTION OF THE SONESTA RESORT.

We believe that we currently have sufficient capital to complete Phase 1 of the Sonesta Resort. However, all construction projects, especially construction projects as large as our planned Sonesta Resort are subject to delays and cost overruns. We have experienced cost increases and overruns since sales commenced in 2004, due to significant price increases in construction materials, which have been exacerbated by the hurricanes of 2004 and 2005. The increased costs have impacted construction throughout the southeastern United States and are not unique to us. Because of the significant cost increases, we are evaluating and plan to implement a program to revise upwards the price of sold and unsold units or to cancel contracts on units because of cost overruns. If we continue to experience substantial delays or additional cost overruns during the construction of Phase 1 of the Sonesta Resort, or both, we could be forced to obtain additional financing to complete the project, which could be at terms worse than our current funding, and could force us to curtail or abandon our current plans for Phases 1 and 2 of the Sonesta Resort. As a result, sales of our town homes and condominiums could be severely effected, which could force us to curtail or abandon our business plans and/or could make it difficult if not impossible to repay the significant amount of money due to KeyBank (as explained above), which as a result could cause the value of our securities to become worthless.

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

MALCOLM J. WRIGHT, WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND AS CHAIRMAN OF THE BOARD OF DIRECTORS, IS INVOLVED IN OTHER BUSINESSES THAT HAVE CONTRACTED WITH US AND IS ALSO INVOLVED WITH PROPERTY DEVELOPMENT PROJECTS THAT MAY BE IN COMPETITION WITH US.

Malcolm J. Wright is the President of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of our resorts including The Sonesta Orlando Resort at Tierra Del

Sol ("ALREG"). Mr. Wright has an 81% interest in ALREG; however, we have no interest in ALREG. Additionally, Mr. Wright is an officer of Xpress Ltd., with which we have contracted for exclusive sales and marketing for The Sonesta Orlando Resort at Tierra Del Sol. Mr. Wright is also an officer and shareholder of Innovative Concepts, Inc., which operates a landscaping business, M J Wright Productions, Inc., which owns our Internet domain names, Resorts Development Group, LLC which develops resort properties in Orlando including Bella Citta, Los Jardines Del Sol, The Preserve, Tortuga Cay and Sherberth Development LLC, Resorts Construction, LLC with whom we intend to contract to construct part of the Sonesta Resort as described above, Resorts Concepts, LLC which operates a design business, Titan Manufacturing, LLC with whom we intend to purchase roof tiles for our developments, South Beach Resorts LLC in conjunction with Mr. Pauzar and Mr. Maddock which is redeveloping the Boulevard Hotel on South Beach, Miami. Because Mr. Wright is employed by us and the other party to these transactions, Mr. Wright might profit from a transaction when we do not. Management believes that these transactions are in the best interest of, or not detrimental to, the Company, and are as good or better than could be achieved, if even possible to achieve, by contracting with a wholly unrelated party. Additionally, the transactions were negotiated by us in a manner akin to an arms length transaction. Additionally, from time to time, Mr. Wright pursues real estate investment and sales ventures that may be in competition with ventures that we pursue or plan to pursue. Mr. Wright, however, has personally guaranteed our debts, and has encumbered his personal assets to secure financing for the above described projects. Additionally, to preserve Company liquidity, Mr. Wright has been deferring his annual base salary since 2002.

BECAUSE MALCOLM J. WRIGHT, WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER AND THE CHAIRMAN OF THE BOARD OF DIRECTORS, IS INVOLVED IN A NUMBER OF OTHER BUSINESSES, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS.

Malcolm J. Wright is the President of ALREG, Xpress Ltd., Innovative Concepts, Inc., M J Wright Productions, Inc., Resorts Development Group, LLC, Resorts Construction, LLC, Titan Manufacturing LLC, Tortuga Cay Resort, LLC, Osceola
Business Managers, Inc., Florida World, Inc., SBR Holding LLC (a non trading holding company of South beach resorts, LLC), RDG LLC, and SunGate Resort Villas, Inc., It is possible that the demands on Mr. Wright from these other businesses could increase with the result that he may have less time to devote to our business. We do not have an employment agreement with Mr. Wright and he is under no requirement to spend a specified amount of time on our business. As a result, Mr. Wright may not spend sufficient time in his roles as an executive officer and as Chairman of our company to realize our business plan. If Mr. Wright does not have sufficient time to serve our company, it could have a material adverse effect on our business and results of operations.

WE MAY PROVIDE THE EXECUTIVE OFFICERS OF OUR SUBSIDIARIES AN AGGREGATE BONUS OF UP TO 19% OF THE PRE-TAX PROFITS OF THE SUBSIDIARY IN WHICH THEY SERVE AS OUR EXECUTIVE OFFICERS, WHICH WOULD REDUCE ANY PROFITS THAT WE MAY EARN.

We may provide the executive officers of each of our subsidiaries an aggregate bonus of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as executive officers. For example, Malcolm J. Wright would receive 19% of the pre-tax profits of Leisureshare International Ltd, Leisureshare International Espanola SA, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., Tierra Del Sol Resort, Inc., and Wright Resorts Villas & Hotels, Inc. However, we do not have any agreements with our officers regarding the bonus other than our agreement with L. William Chiles. Mr. Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment over the life of his contract of $2,700,000. As Mr. Chiles' bonus is limited, it is not subject to the buy-out by us described below. The executive officers of our other subsidiaries would share a bonus of up to 19% of the pre-tax profits of the subsidiary in which they serve as executive officers. We would retain the right, but not the obligation to buy out all of the above agreements after a period of five years by issuing such number of shares of our common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third of the price-earnings ratio of our common stock at the time of the buyout divided by the greater of the market price of our common stock or $5.00. If we pay bonuses in the future, it will reduce our profits and the amount, if any, that we may otherwise have available to pay dividends to our preferred and common stockholders. Additionally, if we pay bonuses in the future it will take away from the amount of money we have to repay our outstanding loans and the amount of money we have available for reinvestment in our operations and as a result, our future results of operations and business plan could be affected by such bonuses, and we could be forced to curtail or abandon our current business plan and plans for future expansion.

WE HAVE EXPERIENCED DELAYS IN OBTAINING SIGNATURES FOR AGREEMENTS AND TRANSACTIONS, WHICH HAVE PREVENTED THEM FROM BEING FINALIZED AND/OR DISCLOSED IN OUR FILINGS.

We have experienced delays in obtaining signatures for various agreements and transactions in the past. In some cases, we have either disclosed the terms of these agreements and transactions in our periodic and other filings with the SEC and/or filed such agreements with only the limited signatures which we could obtain by the required filing dates of such reports, with the intention to re-file such agreements at a later date once we are able to obtain all of the required signatures; however, these agreements and transactions are not final. Until they are finalized, their terms are subject to change although we do not have any present intention to do so. If the terms of these agreements and transactions were to change, we may be required to amend our prior disclosure and any revisions could be substantial.

WE RELY ON KEY MANAGEMENT AND IF WE LOSE ANY OF THEM, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our success depends, in part, upon the personal efforts and abilities of Malcolm
J. Wright, L. William Chiles, and Frederick Pauzar. Mr. Wright is the Chairman of the Company and the Company's Chief Executive Officer. Mr. Chiles is a Director of the Company and Chief Executive Officer of Hickory, and Mr. Pauzar is the President, Chief Operating Officer and a Director of the Company. Our ability to operate and implement our business plan is dependent on the continued service of Messrs. Wright, Chiles and Pauzar. We have entered into an employment agreement with Mr. Chiles. We are in the process of entering into written employment agreements with Mr. Wright and Mr. Pauzar. If we are unable to retain and motivate them on economically feasible terms, our business and results of operations will be materially adversely affected. In addition, the absence of Mr. Wright, Mr. Chiles or Mr. Pauzar may force us to seek a replacement who may have less experience or who may not understand our business as well.

IF WE DO NOT EVENTUALLY PAY MALCOLM J. WRIGHT, OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER FOR HIS SERVICES AS AN EXECUTIVE OFFICER AND A DIRECTOR, WE COULD LOSE HIS SERVICES.

We have not paid cash to Malcolm J. Wright for his services as an executive officer and a Director as of the filing of this report; however, he is entitled to receive various forms of remuneration from us such as accrued salary of $500,000 per year beginning in 2004, accrued salary of $250,000 per year from 2002 to 2004, and accrued compensation of $18,000 per year for serving as a director. We may pay Mr. Wright a bonus of up to 19% of the pre-tax profits, if any, of various subsidiaries as discussed above. We have made payments to entities controlled by Mr. Wright in consideration for substantial valuable services that those entities have provided to us for The Sonesta Orlando Resort at Tierra Del Sol. As of December 31, 2005, the total remuneration which Mr. Wright had accrued in connection with his salary as an officer of the Company had totaled $2,700,000. If we do not eventually pay cash to Mr. Wright for his salary, director's compensation and bonus, he may determine to spend less of his time on our business or to resign his positions as an officer and a director.

RISKS RELATED TO OUR TRAVEL DIVISION

WE NEED APPROXIMATELY $2,500,000 OF CAPITAL THROUGH THE END OF THE 2005 FISCAL YEAR FOR OUR TRAVEL DIVISION OPERATIONS AND THE OPERATIONS OF HICKORY, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

We anticipate needing to raise approximately $2,000,000 through the end of the 2006 fiscal year for the working capital needs for the Travel Division, as well as approximately $500,000 for the operations of Hickory, which includes Hickory's requirement to cover its seasonal losses, and TraveLeaders' requirements during its reorganization to adopt our business modelsIf we do not receive a sufficient amount of additional capital on acceptable terms, or at all, we may be unable to fully implement our business plan. We have identified sources of additional working capital, but we do not have any written commitments from third parties or from our officers, directors or majority shareholders. Additional capital may not be available to us on favorable terms, if at all. If we cannot obtain a sufficient amount of additional capital, we will have to delay, curtail or scale back some or all of our travel operations, any of which would materially adversely affect our travel businesses. In addition, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt.

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

We receive commissions paid to us by our travel suppliers such as hotel chains and cruise companies for bookings that our customers make through us by phone and over the Internet. Consistent with industry practices, our suppliers are not obligated by regulation to pay any specified commission rates for bookings made through us or to pay commissions at all. Over the last several years, travel suppliers have substantially reduced commission rates and our travel suppliers have reduced our commission rates in certain instances. Future reductions, if any, in our commission rates that are not offset by lower operating costs or increased volume could have a material adverse effect on our business and results of operations.

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

OUR TRAVEL REVENUES MAY FLUCTUATE FROM QUARTER TO QUARTER DUE TO SEVERAL FACTORS INCLUDING FACTORS THAT ARE OUTSIDE OF OUR CONTROL, AND IF BECAUSE OF THESE FACTORS, OUR REVENUES ARE BELOW OUR EXPECTATIONS IT WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

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

WE  RELY  AND  PLAN  TO  RELY  ON  ONLY  A  FEW  MAJOR CLIENTS FOR OUR REVENUES.

We plan to focus our marketing efforts on developing long-term relationships with companies in our targeted travel and vacation resort industry. As a result, we will derive a substantial portion of our revenues from relatively few clients. There can be no assurances that we will not continue to be dependent on a few significant clients, that we will be able to retain those clients, that the volumes of profit margins will not be reduced or that we would be able to replace such clients or programs with similar clients or programs that would generate a comparable profit margin. Consequently, the loss of one or more of those clients could have a material adverse effect on our business, results of operations or financial condition.

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

             RISKS RELATING TO OUR STOCK AND GENERAL BUSINESS RISKS

RE-PRICING WARRANTS AND ISSUING ADDITIONAL WARRANTS TO OBTAIN FINANCING HAS CAUSED AND MAY CAUSE ADDITIONAL DILUTION TO OUR EXISTING STOCKHOLDERS.

In the past, to obtain additional financing, we have modified the terms of our warrant agreements to lower the exercise price per share to $.001 from $5.00 with respect to warrants to purchase 100,000 shares of our common stock and to $.001 from $2.96 with respect to warrants to purchase 1,350,000 shares of our common stock. Additionally, we have granted an additional 616,000 warrants to SIBL and affiliates to purchase shares of our Common Stock at $5.00 per share and 308,000 warrants to SIBL and affiliates to purchase shares of our Common Stock at $0.001 per share. Re-pricing of our warrants and issuing additional warrants has caused and may cause additional dilution to our existing shareholders.

WARRANTS GRANTED TO STANFORD INTERNATIONAL BANK, LTD., IN CONNECTION WITH THE TIERRA DEL SOL LOAN AND LETTERS OF CREDIT CONTAIN ANTI-DILUTION FEATURES, WHICH COULD EFFECT THE VALUE OF OUR COMMON STOCK.

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the establishment of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan"), and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"). As additional consideration for this financial assistance, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of our common stock at an exercise price of $0.001 per share. Additionally, in January 2006, in connection with the SIBL Reedy Creek Loan, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $0.001 per share. The warrants expire 5 years from issuance. The warrants contain anti-dilution provisions, including a provision which requires us to issue additional shares under the warrants if we issue or sell any common stock at less than $1.02 per share, or grant, issue or sell any options or warrants for shares of the Company's common stock to convert into shares of our common stock at less than $1.02 per share. If we do issue or sell common stock, which would cause a re-pricing of the warrants issued to SIBL, it would likely have an adverse effect on the trading value of our common stock and could cause substantial dilution to our then shareholders.

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

Our directors, officers, and principal shareholders beneficially own a substantial portion of our outstanding common and preferred stock. Malcolm J. Wright, who serves as our Chief Executive Officer and Chief Financial Officer and as a Director, and Roger Maddock, one of our majority shareholders, own, directly and indirectly, approximately an aggregate of 73.1% of the voting power in our company. As a result, these persons control our affairs and management, as well as all matters requiring shareholder approval, including the election and removal of members of the Board of Directors, transactions with directors, officers or affiliated entities, the sale or merger of the Company or substantially all of our assets, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in our ownership or management, even when a change would be in the best interest of other shareholders.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

IF THERE IS A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

     If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)     actual or anticipated variations in our results of operations;
(2)     our ability or inability to generate new revenues;
(3)     the number of shares in our public float;
(4)     increased competition; and
(5) conditions and trends in the travel services, vacation, and/or real estate and construction markets.

Furthermore, because our Common Stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our Common Stock). Shareholders and potential investors in our Common Stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our Common Stock value, but should instead determine value of our Common Stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

                  [Remainder of Page Left Intentionally Blank.]

ITEM 7. FINANCIAL STATEMENTS

                        AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31, 2005 AND 2004

                                                                         2005           2004
                                                                     -------------  ------------
                                     ASSETS
CURRENT ASSETS:
    Cash                                                             $    225,055   $ 2,266,042
    Cash - Restricted                                                  13,175,354             -
    Accounts receivable, net                                            2,043,141     3,539,387
    Other receivables                                                   6,587,357       113,000
    Prepaid expenses and other                                             99,418        51,460
    Other current assets                                                        -        30,476
                                                                     -------------  ------------
             Total Current Assets                                      22,130,325     6,000,365
                                                                     -------------  ------------


PROPERTY AND EQUIPMENT, NET                                             4,583,853     6,088,500
                                                                     -------------  ------------

LAND HELD FOR DEVELOPMENT                                              34,695,281    23,448,214
                                                                     -------------  ------------

OTHER ASSETS
     Prepaid Sales Commissions                                          7,770,949     5,966,504
     Prepaid Sales Commissions - affiliated entity                      3,516,209     2,665,387
     Investment-Senior Notes                                            5,170,000     5,170,000
     Goodwill                                                           5,925,437    14,425,437
     Trademark                                                            975,000     1,000,000
     Other                                                              5,156,193     2,637,574
                                                                     -------------  ------------
             Total Other Assets                                        28,513,788    31,864,902
                                                                     -------------  ------------

TOTAL ASSETS                                                         $ 89,923,247   $67,401,981
                                                                     =============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable          $  1,790,808   $ 9,605,235
     Current maturities of notes payable-related parties                1,268,101     1,910,629
     Accounts payable and accrued expenses                              3,782,822     5,618,973
     Accrued expenses - officers                                        3,393,500     1,355,000
     Customer deposits                                                          -     2,752,535
     Other                                                                285,443     2,332,886
     Shareholder advances                                                       -       273,312
                                                                     -------------  ------------
             Total Current Liabilities                                 10,520,674    23,848,570

Long-term debt and notes payable                                       34,532,851    20,600,062
Put liability                                                             985,000             -
Deposits on unit pre-sales                                             37,666,368    16,669,347
                                                                     -------------  ------------
             Total liabilities                                         83,704,893    61,117,979
                                                                     -------------  ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
       December 31, 2005 and December 31, 2004                             10,000        10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       December 31, 2005 and December 31, 2004                                 28            28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
       December 31, 2005 and December 31, 2004                                272           272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at
       December 31, 2005 and December 31, 2004                                 24            24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       0 and 1,936 Series "F" shares issued and outstanding at
       December 31, 2005 and December 31, 2004                                  -            19

     Common stock, $.001 par value; 100,000,000 shares authorized;
       10,334,974 and 9,977,974 shares issued and outstanding at
       December 31, 2005 and December 31, 2004                             10,335         9,978

     Additional paid-in capital                                        19,697,115    15,636,322

     Accumulated deficit                                              (13,499,420)   (9,372,641)
                                                                     -------------  ------------
             Total Stockholders' Equity                                 6,218,354     6,284,002
                                                                     -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 89,923,247   $67,401,981
                                                                     =============  ============

See accompanying notes to financial statements.

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                       2005           2004
                                                   -------------  ------------
Revenue:
    Operating Revenues                             $   7,361,284  $  6,419,320
    Undeveloped Land Sales                            12,020,000             -
                                                   -------------  ------------
    Total Revenue                                     19,381,284     6,419,320

Cost of Undeveloped Land Sales                         8,122,562             -
                                                   -------------  ------------
Gross Margin                                          11,258,722     6,419,320

Operating Expenses:
    Depreciation and amortization                     (1,680,336)     (936,874)
    General and administrative expenses              (10,089,927)   (8,192,195)
    Goodwill impairment                                        -    (1,500,000)
                                                   -------------  ------------

Loss from Operations                                    (511,541)   (4,209,749)

Interest Expense                                      (3,317,033)     (736,798)

Unrealized loss on marketable securities                       -    (2,185,278)

Minority Interest                                              -       510,348

Equity in operations of unconsolidated affiliate        (293,201)            -
                                                   -------------  ------------
Total Other Income (Expense)                          (3,610,234)   (2,411,728)
                                                   -------------  ------------

Loss before Income Taxes                              (4,121,775)   (6,621,477)

PROVISIONS FOR INCOME TAXES                               (5,004)      (12,824)
                                                   -------------  ------------

NET LOSS                                           $  (4,126,779) $ (6,634,301)
                                                   =============  ============

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                            $       (0.55) $      (0.83)
                                                   =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                               10,070,467     8,607,614
                                                   =============  ============

See accompanying notes to financial statements.

                       AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31,

                                                                      2005           2004
                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                   $ (4,126,779)  $ (6,634,301)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                           1,680,336        936,874
             Interest expense                                        3,317,033        437,394
             Impairment loss                                                 -      3,685,278
             Bad debt expense                                                -         21,864
             Common stock issued for services                                -        150,555
             Loss on sale of AVR                                             -       (145,614)
             Minority interests                                              -       (510,348)
          Changes in assets and liabilities:
             Decrease (Increase) in receivables                      1,496,246       (382,125)
             (Increase) Decrease in prepaid and other assets        (8,994,092)       362,516
             (Increase) in prepaid commissions                      (2,655,267)    (8,355,410)
             (Decrease) in shareholder advances & notes payable         71,823              -
             Increase in deposits on unit pre-sales                 20,997,022     16,669,347
             Increase in accounts payable and accrued expenses       6,468,380      2,872,777
                                                                  -------------  -------------

             Net cash provided by operating activities              18,254,702      9,108,807
                                                                  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of AWT Assets                                      (3,185,547)       767,291
     Advances to Around The World Travel, Inc                                -     (4,789,463)
     Advances to Caribbean Media Group                                (141,400)             -
     Acquisition of Tierra Del Sol, Inc. minority interest          (2,340,182)             -
     Acquisition of fixed assets                                      (175,689)    (3,511,881)
     Investment in Reedy Creek Acquisition Corp                       (901,705)             -
     Sale of AVR                                                             -        800,000
     Capitalization of real estate carrying costs                   (7,782,776)    (8,124,587)
                                                                  -------------  -------------

             Net cash from investing activities                    (14,527,299)   (14,858,640)
                                                                  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt                                                (4,968,351)      (316,218)
     Proceeds from notes payable                                    13,077,537      8,860,943
     Payments of notes payable - related parties                      (943,947)      (818,508)
     Proceeds of notes payable - related parties                       241,725        312,377
     Payments on advances                                                    -       (757,571)
                                                                  -------------  -------------

             Net cash from financing activities                      7,406,964      7,281,023
                                                                  -------------  -------------

             Net increase in cash                                   11,134,367      1,531,190

CASH AT BEGINNING PERIOD                                             2,266,042        734,852
                                                                  -------------  -------------

CASH AT END OF PERIOD                                             $ 13,400,409   $  2,266,042
                                                                  =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                       $  1,010,308   $  1,052,308
                                                                  =============  =============
     Cash paid for income taxes                                   $          -   $          -
                                                                  =============  =============

NON-CASH TRANSACTION
     Issuance of Series B preferred stock for assets              $          -   $     62,640
                                                                  =============  =============
     Issuance of Series E preferred stock for investment
       in debt and equity securities                              $          -   $  2,410,100
                                                                  =============  =============
    Stock and warrants issued in connection with acquisition      $    416,923   $          -
                                                                  =============  =============
     Exchange of 1913 Mercedes-Benz for debt to an
       affiliated entity                                          $          -   $    500,000
                                                                  =============  =============
     Issuance of warrants to acquire common stock for
       debt issuance costs                                        $  3,837,696   $  2,597,998
                                                                  =============  =============
     Issuance of Series A preferred stock for debt to an
       affiliated entity                                          $          -   $  1,200,000
                                                                  =============  =============

See accompanying notes to financial statements.

                                      AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Years Ended December 31,

                                                                                      Additional    Retained       Total
                                        Preferred Stock           Common Stock          Paid-in     Retained   Stockholders'
                                       Shares       Amount      Shares      Amount      Capital      Deficit      Equity
                                      --------    ---------   ---------   ---------  ----------- ------------  -------------
 Balance-December 31, 2003             882,500     $  8,825   7,488,983    $  7,489  $ 6,166,488 $ (2,738,340)  $3,444,462

Issuance of common stock for
  acquisition of senior
  secured notes                             -             -     340,000         340      169,660            -      170,000

Issuance of common stock for debt
  issue costs                               -             -     600,000         600      329,400            -      330,000

Issuance of common stock for debt
  issue costs                               -             -   1,450,000       1,450    2,022,200            -    2,023,650

Issuance of warrants in connection
  with debt                                 -             -           -           -      244,348            -      244,348

Reclassification of Series C
  preferred stock                       27,189          272           -           -    2,718,628            -    2,718,900

Issuance of Series E preferred stock
  in exchange for preferred stock of
  Around the World Travel, Inc.         24,101           24           -           -    2,410,076            -    2,410,100

Issuance of common stock for services        -            -      98,991          99      120,456            -      120,555

Issuance of Series B preferred stock
  for assets                               325            3           -           -       62,637            -       62,640

Issuance of Series A preferred stock
  for debt to an affiliated entity     120,000        1,200           -           -    1,198,800            -    1,200,000

Issuance of Series F preferred stock
  in connection with the acquisition of
  certain assets and assumumption of
  certain liabilities of Around the
  World Travel                           1,936           19           -           -      193,629            -      193,648

Net loss                                     -            -           -           -            -   (6,634,301)  (6,634,301)
                                      --------    ---------   ---------   ---------  ----------- ------------  -------------

 Balance-December 31, 2004           1,056,051     $ 10,343   9,977,974    $  9,978  $15,636,322 $ (9,372,641)  $6,284,002

Issuance of Series F preferred stock
  in connection with the acquisition
  of certain assets and assumption of
  certain liabilities of Around the
  World Travel                          (1,936)         (19)          -           -     (193,629)           -     (193,648)

Issuance of common stock in connection
  with the exercise of warrants by an
  affiliate                                                     160,000         160                                    160

Purchase of Tierra Del Sol, Inc
  minority interest                                             197,000         197      416,726                   416,923

Issuance of warrants in connection
  with debt                                  -            -           -           -    3,837,696            -    3,837,696

Net loss                                     -            -           -           -            -   (4,126,779)  (4,126,779)
                                      --------    ---------   ---------   ---------  ----------- ------------  -------------

 Balance-December 31, 2005           1,054,115     $ 10,324  10,334,974    $ 10,335  $19,697,115 $(13,499,420)  $6,218,354

See accompanying notes to financial statements.

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Leisure Holdings, Inc. and Subsidiaries
Orlando, Florida

We have audited the accompanying consolidated balance sheets of American Leisure Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Leisure Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
March 30, 2006

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

American Leisure Holdings, Inc., a Nevada corporation, was incorporated in May 2002. American Leisure, through its subsidiaries, is involved in the development of vacation real estate in Orlando, Florida and the supplying of products related to the travel and leisure business throughout the United States of America. The consolidated entity is hereinafter referred to as "American
Leisure"  and  "the  Company"  and  "AMLH".

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

The consolidated financial statements include the accounts of American Leisure Holdings, Inc. and its owned and/or controlled subsidiaries as follows:

                     Company                                        Percentage
                     -------                                        ----------
     American Leisure Corporation, Inc. (ALC) and Subsidiaries         100.00%
     Florida Golf Group, Inc.(FGG)                                     100.00%
     American Leisure Equities Corporation                             100.00%
     American Leisure Homes, Inc. (ALH)                                100.00%
     I-Drive Limos, Inc. (ID)                                          100.00%
     Orlando Holidays, Inc. (OH)                                       100.00%
     Welcome to Orlando, Inc. (WTO)                                    100.00%
     American Leisure, Inc. (ALI)                                      100.00%
     Pool Homes Managers, Inc. (PHM)                                   100.00%
     Advantage Professional Management Group, Inc. (APMG)              100.00%
     Leisureshare International Ltd (LIL)                              100.00%
     Leisureshare International Espanola S.A. (LIESA)                  100.00%
     American Travel & Marketing Group, Inc. (ATMG)                     81.00%
     American Leisure Marketing and Technology, Inc.                   100.00%
     Tierra Del Sol, Inc.                                              100.00%
     Hickory  Travel  Systems,  Inc.                                    50.83%
     American Travel Club, Inc.                                        100.00%
     American Access Telecommunications Corporation                    100.00%
     American Switching Technologies, Inc.                             100.00%

     Affinity Travel Club, Inc.                                        100.00%
     Club Turistico Latinoamericano, Inc.                              100.00%
     Affinity Travel, Inc.                                             100.00%
     Pool Homes, Inc.                                                  100.00%
     American Sterling Corp.                                           100.00%
     American Sterling Motorcoaches, Inc.                              100.00%
     Caribbean Leisure Marketing, Ltd.                                 100.00%
     Comtech Fibernet, Inc.                                            100.00%
     TDS Amenities, Inc.                                               100.00%
     TDS Clubhouse, Inc                                                100.00%
     Costa Blanca Real Estate, Inc.                                    100.00%
     Ameritel, Inc.                                                    100.00%
     American Leisure Travel Group, Inc.                               100.00%
     Luxshare, Inc.                                                    100.00%
     AAH Kissimmee LLC                                                 100.00%
     Castlechart Ltd.                                                  100.00%
     Wright Resort Villas & Hotels, Inc.                               100.00%

No amounts for minority interests were reflected in the consolidated statement of operations since there were losses applicable to those subsidiaries.

All significant inter-company accounts and transactions have been eliminated in the consolidation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of American Leisure is presented to assist in understanding American Leisure's financial statements. The financial statements and notes are representations of American Leisure's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

In the normal course of business, the Company extends unsecured credit to the majority of its travel business customers. Management periodically reviews its outstanding accounts receivable and establishes an allowance for doubtful accounts based on historical collection trends and other criteria.

MARKETABLE EQUITY SECURITIES AND OTHER INVESTMENTS

AMLH holds various minority equity investments in companies that meet AMLH's investment criteria. AMLH applies the equity method of accounting for minority investments when AMLH has the ability to exert significant influence over the operating and financial policies of an investment. In the absence of such ability, AMLH accounts for these minority investments under the cost method. Certain investments carry restrictions on immediate disposition. Declines in value that are judged to be other than temporary are reported in other income and expense.

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

When items of land, building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets that are considered to be impaired as of December 31, 2005.

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

     Trademarks                   20 Years
     Customer List                 5 Years

These intangible assets with finite lives are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. During 2005 and 2004 management determined that no impairment adjustment related to these intangibles was necessary.

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

CASH AND RESTRICTED CASH

American Leisure considers all highly liquid investments with maturities of three months or less to be cash equivalents. Restricted cash are escrowed deposit funds from customers as well as funds devoted exclusively to the development of The Sonesta Orlando Resort at Tierra Del Sol.

The restricted cash represents funds held in escrow for deposits received for condo and townhome sales for the units at Tierra Del Sol Resorts. Also included in the escrowed funds are the equity requirements from KeyBank of $2.1 million as part of the credit facilities. The funds are not readily available to the Company and can only be disbursed with the consent of KeyBank to be used for the construction of Tierra Del Sol Resorts.

ACCOUNTS RECEIVABLE, NET

At December 31, 2005 and 2004, accounts receivable, net consisted of the following:


                                                2005                  2004
Due from customers                         $  2,143,982          $  4,036,323
Miscellaneous receivables                        13,000                   575
                                           ----------------------------------
                                              2,156,982             4,036,898
   Less: reserve for doubtful accounts         (113,841)             (497,511)
                                           ----------------------------------
                                           $  2,043,141          $  3,539,387
                                           ==================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Our reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. We review the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of our individual customers. When our analyses indicate, we increase or decrease our allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2005 and 2004, net loss would have been changed to the pro forma amounts indicated below.


                                                      2005              2004
                                                    ----------       ----------
Net Loss
As reported                                         (4,126,779)      (6,634,301)
Less: stock based compensation under intrinsic               -          120,555
Stock based compensation under fair value method      (129,573)        (340,065)
                                                    ----------       ----------
Pro forma                                           (4,256,352)      (6,853,811)
                                                    ==========       ==========
Net income (loss) per share - basic and diluted
As reported                                              (0.55)           (0.83)
Pro forma                                                (0.57)           (0.86)


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Risk free rate of 3.5%; volatility of 196% for 2005 and 161% for 2004 with no assumed dividend yield; and expected lives of five years.

REVENUE RECOGNITION

American Leisure recognizes revenues on the accrual method of accounting.
For the sales of units on the Orlando property and other property sales, revenues will be recognized upon the close of escrow for the sales of its real estate.

Revenues travel, call center and other segments are recognized as earned, which is primarily at the time of delivery of the related service, publication or promotional material. Costs associated with the current period are expensed as incurred; those costs associated with future periods are deferred.

RESORT UNIT PRE-SALES

American Leisure receives deposits between 5% and 20% of the sales price and these amounts are recorded as deposits on unit pre-sales. Certain amounts received are restricted and recorded in restricted cash. American Leisure prepays brokers commissions up to 6% and prepays Xpress, Ltd. a commission of 1.5%

LOSS PER SHARE

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

For the period ended December 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Total shares issuable upon the exercise of warrants and the conversion of preferred stock for the years ended December 31, 2005 and 2004, were 17,223,230 and 12,672,236, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's consolidated financial statements.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, the Company generally does not recognize compensation cost related to employee stock options or shares issued under the Company's employee stock purchase plan. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.

SFAS No. 123(R) allows for two adoption methods:

- The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption; or

-           The  modified   retrospective  method  which  includes  the
requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro-forma provisions of Statement 123.

SFAS No. 123(R) require all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption pro-forma disclosure will no longer be an alternative to financial statement recognition. The Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. The Company intends to use the modified prospective method of adoption and continue to use the Black-Scholes option pricing model to value share-based payments, though alternatives for adoption under the new pronouncement continue to be reviewed by the Company. The Company continues to review the impact of SFAS No. 123(R) as relates to future use of share-based payments to compensate employees in 2006. The adoption of the fair-value method will not have a significant impact on the Company's results of operations as the fair value of stock option grants and stock purchases under the employee stock purchase plan will be required to expense beginning in 2006.

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating flows and increase financing cash flows of the Company in periods subsequent to adoption. These future amounts cannot be estimated, as they depend on, among other things, when employees exercise stock options.

RECLASSIFICATIONS

Certain amounts in the December 31, 2004 financial statements have been reclassified to conform to the December 31, 2005 financial statement presentation.

NOTE   3 - FINANCIAL CONDITION AND GOING CONCERN

American Leisure's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. American Leisure has working capital of $11,609,651 and has obtained adequate debt financing on the Orlando Resort property; however, American Leisure incurred a net loss of $4,126,779 during 2005 and there is substantial doubt as to American Leisure's ability to achieve profitable operations.

American Leisure's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, American Leisure will need to achieve profitable operations in order to continue as a going concern.

American Leisure has adequate capital to maintain its operations. The proceeds from the sale of a parcel of Orlando Resort property and the cash received from the pre-sales of The Company's Orlando Resort units have provided current operational funds while the construction and land loans funded in December 2005 and the financing from the Community Development District Bond in January 2006 financed through KeyBank, N.A., provided American Leisure with adequate funds to maintain its operations until the balance of the financing is obtained for the construction of the Orlando Resort property.

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

On December 30, 2004, American Leisure through one of its subsidiaries, entered into an Asset Purchase Agreement (hereinafter referred to as the "Original Purchase Agreement") with Around The World Travel, Inc. (AWT), pursuant to which AWT agreed to sell substantially all of its assets to American Leisure. The parties agreed that the purchase price is equal to the fair value of the Business, plus $1,500,000. Under the terms of the Original Purchase Agreement, AWT conveyed to American Leisure all of the assets necessary to operate the Business, including substantially all of AWT's tangible and intangible assets and certain agreed liabilities. Pursuant to the terms of the Original Purchase Agreement, AWT and American Leisure entered into a Management Agreement, under which AWT manages the Business on behalf of American Leisure. AWT and American Leisure also entered into a License Agreement, under which American Leisure granted AWT a non-exclusive license to use certain trade names and related intellectual property in connection with the performance of ts duties under the Management Agreement. The Management Agreement has been renewed and the License Agreement hasve been renewed and will expire simultaneously with the Management Agreement.

Prior to the Original Purchase Agreement, American Leisure had acquired from the creditors and minority shareholders of the Seller the following: 1) senior secured noted of the Seller with an outstanding principal balance of $18,761,000, subject to $5,000,000 of liabilities in exchange for 340,000 restricted shares of American Leisure common stock; 2) 907,877 shares of Series A Preferred Stock of the Seller (constituting approximately 42% of the issued and outstanding shares of such preferred stock) in exchange for 24,101 shares of newly designated Series E Convertible Preferred Stock of American Leisure, a promissory note in the principal amount of $1,698,340 and a cash payment of $5,250; 3) an option to purchase the Parent of the Seller (Around The World Holdings, Inc.), which owned approximately 62% of the issued and outstanding common stock of the Seller; 4) approximately 5% of the minority interest common and preferred stock of the Seller; and 5) options to purchase approximately 27% of the common stock and 42% of the preferred stock of the Seller from minority shareholders of the Seller. The excess purchase price over the fair value of net tangible assets was stated at $12,496,568, as of December 31, 2004 all of which was allocated to goodwill.

The parties subsequently entered to a First Amendment to Asset Purchase Agreement dated as of March 31, 2005 (the "First Amendment"), pursuant to which
                                           ---------------
the parties agreed to modify certain of the provisions of the Original Purchase Agreement. Under the terms of the Amended Purchase Agreement, the purchase price for the AWT assets was to be $17,500,000, which amount was stated as $17,500,000 to be paid as follows:

Form of Consideration                                                Amount
                                                                   -----------
Assumption of designated liabilities                               $ 4,242,051
Forgiveness of loans and indebtedness owed by AWT to the Company     4,774,619
Issuance of note by American Leisure to AWT (the "Purchaser Note")   8,483,330
                                                                   -----------
Total                                                              $17,500,000


Prior to December 31, 2005, American Leisure paid a portion of the principal amount of the Purchase Note through: (i) the transfer of certain assets by American Leisure to AWT (consisting of certain accounts receivable, prepaid expenses and deposits); (ii) the retention by AWT of the proceeds from certain accounts receivable sold by AWT to American Leisure; and (iii) payments made by American Leisure to AWT. As of December 31, 2005, the outstanding balance of the Purchaser Note was $5,297,788.

On or about November 14, 2005, the Company and American Leisure asserted certain claims against AWT with respect to the alleged breach of the Purchase Agreement and the Management Agreement dated as of December 31, 2005 between American Leisure and AWT. After negotiations among the parties, the parties agreed to settle the claims made by the Company and American Leisure pursuant to the terms of the Settlement Agreement (the "Settlement Agreement") effective December 31, 2005.

The Settlement Agreement provides that the purchase price under the Amended Purchase Agreement will be reduced from $17,500,000 to $9,000,000. The parties agreed to implement the reduction of the purchase price by eliminating the remaining balance of the Purchaser Note (which had a balance of $5,297,788 as of December 31, 2005) and by establishing an obligation of AWT to pay to American Leisure the amount of $3,185,548 as of December 31, 2005. This amount is payable on demand.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed as reported:

                                                2005             2004
                                           -------------    --------------
Current assets                             $   1,850,109    $    1,850,109
Property and equipment                           287,975           287,975
Deposits                                         276,481           276,481
Trademark                                      1,000,000         1,000,000
Goodwill                                       4,085,435        12,585,435
  Total assets acquired                    $   7,500,000    $   16,000,000
                                           -------------    --------------

Notes Assumed                              $   4,242,051    $   11,040,320
Accounts Payable & Accrued Expenses                    -         6,266,032
Total liabilities assumed                      4,242,051        17,306,352
                                           -------------    --------------
Debt forgiven                                  4,757,949                 -
 Series F Preferred Stock issued                       -           193,648
Consideration                              $   9,000,000    $   17,500,000
                                           -------------    --------------

As of December 31, 2005 and December 31, 2004, the Acquisition Goodwill amounted to $5,585,435 and $14,085,435 respectively. After an impairment of $1,500,000 for the excess paid over fair value of the assets (recognized in 2004), the balance of Goodwill is $4,085,435 and $12,585,435 as of December 31, 2005 and December 31, 2004 respectively.

On December 31, 2005, the Company through its subsidiary Tierra Del Sol,
Inc. ("TDS") acquired the minority interest held by Raster Investments in TDS for $3,464,129 consisting of a note payable of $1,432,046 which is due on July 1, 2006, and 197,000 shares of American Leisure common stock shares valued at market price on the date of the transaction or $183,210 and 300,000 warrants with an exercise price at $5.00 per share valued at $233,713 using the Black-Scholes option pricing model with the following assumptions: Risk free rate of 1.5%; volatility of 157% and no dividends, two 3 bedroom condominium to be built in Phase II of the Orlando Resort valued at $630,160. Furthermore, subsequent to January 2007, Raster can sell the American Leisure shares to American Leisure for $985,000, which is recorded as a put liability in the accompanying financial statements. The put option is void if AMLH's stock price is greater than $5.00 per share for 30 consecutive days in 2007. The Company accounted for this acquisition using the purchase method of accounting and allocated the purchase price to the land held for development. Full ownership gives the Company the ability to recognize all of the profits on the development of the Orlando Resort property.


NOTE 5 - OTHER RECEIVABLES

Other receivables consist of unsecured advances to Around the World Travel, Inc. of $4,536,312 and other amounts due from West Villas, Inc., Maingate Towers, Inc. and Orlando Tennis Village, Inc. of $1,828,390 which is from the sale of the 40 acres described in Note 7, and $222,655 due from other third parties. The amounts due from AWT are predominantly from advances and from amounts earned by the Company in connection with the management agreement, under which AWT manages the assets acquired December 31, 2004. During 2005, the Company earned approximately $973,610 under this arrangement.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

At December 31, 2005, property and equipment consisted of the following:


                                        Useful
                                         Lives       2005         2004
                                                    ------      -------
Computer equipment                         3-5   $   419,683  $   576,783
Furniture & fixtures                       5-7       294,657       60,374
Automobiles                                  5        63,230       63,230
Leasehold improvements                       5        31,919            -
Telecommunications equipment                 7     6,764,848    6,782,110
                                                 -----------  -----------
                                                   9,178,191    7,482,497
Less: accumulated depreciation and amortization    2,997,851    1,393,997
                                                 -----------  -----------
                                                 $ 4,583,853  $ 6,088,500
                                                 ===========  ===========

Depreciation expense was $1,603,854 and $936,874 for 2005 and 2004, respectively.


NOTE 7 - LAND HELD FOR FUTURE DEVELOPMENT

American Leisure is planning to construct a 972-unit resort ("Orlando
Resort") in Orlando, Florida on 122 acres of undeveloped land. Pre-construction sales commenced in February 2004.

As of December 31, 2005, the Company, has pre-sold 673 vacation homes in a combination of contracts on town homes and reservations on condominiums for a total sales volume of approximately $234 million. In connection with the sales, the Company has received deposits totaling approximately $37,666,000 and has prepaid sales commissions to various brokers and agents of approximately $7,771,000 and has prepaid sales commissions of approximately $3,516,000 to Xpress, Ltd., a related party.

On December 28, 2005, The Company completed the sale of 41 acres of its development property located in Polk County, Florida (adjacent to the Orlando Resort property) for $8,000,000 and realized a profit of $3,324,736 on the sale. The sale was brokered through American Leisure Real Estate Group, Inc, an entity controlled by Malcolm Wright (American Leisure's CEO); the broker commission on the sale amounted to $400,000. The Company has approximately $1,823,000 due from the buyers West Villas, Inc., Maingate Towers, Inc. and Orlando Tennis Village which is due upon demand and is recorded in other receivables at December 31, 2005.

On March 8, 2003, American Leisure sold 13.5 acres of commercial property for $4,020,000, plus the reimbursement of expenses in the amount of $157,219. Profits realized on the sale amounted to approximately $968,000.


NOTE 8 - INVESTMENT IN SENIOR SECURED NOTES

During 2004, AMLH issued 340,000 shares of common stock valued at $170,000 and indemnified GCD Acquisitions Corp. for a $5,000,000 non-recourse loan due from GCD Acquisition Corp. to CNG Hotels for $23,000,000 in senior secured notes. The $5,000,000 non-recourse loan is the amount paid by GCD Acquisition Corp. for the $23,000,000 senior secured notes due to CNG Hotels. The senior secured notes are due to CNG Hotels from Around the World Travel, Inc. In conection with the transaction, the Company recorded a note payable to CNG Hotels of $5,000,000; however, the note payable will only be paid from amounts received from AWT, if any.


NOTE 9 - OTHER ASSETS

Other assets include the following at December 31, 2005 and 2004:

                                       2005                  2004
                                  ------------          ------------
Deferred financing costs          $  4,192,988          $  2,131,763
Deposits and other                      61,500               505,811
Investment in Reedy Creek              901,705                     -
                                  $  5,156,193          $  2,637,574
                                  ============          ============

Deferred financing costs are derived from warrants issued in connection with obtaining debt.


NOTE 10 - INVESTMENT - 41.25% OF AMERICAN VACATION RESORTS, INC.


In November 2003, the Company entered into an agreement with Mr. Frederick Pauzar (who became American Leisure's COO and Director in September 2005) to sell their ownership interests in the stock of American Vacation Resorts Inc. ("AVR") for $1,500,000. In January 2005, the sale was completed and the Company recorded a reduction of $800,000 of debt due to Arvimex and a profit of $145,614.

NOTE 11 - LONG-TERM DEBT AND NOTESPAYABLE

Below is a summary of long-term debt and notes payable as of December 31, 2005 and 2004:



                                     Maturity       Interest      Principal Outstanding
                   Collateral          Date           rate          2005          2004
                   ----------        ---------      ---------     --------      --------
                 Assets of the
    Note           Company and
  Payable,          Personal
    Bank           Guarantees           8/04           8.75%             -       $ 1,454


                 Assets of the
     Note         Company and
   Payable,        Persona
 Credit Line      Guarantees            1/06           8.75%        51,000             -

    Note
   Payable,        Personal
   Lending        Guarantees           12/03             8%        250,000       250,000
 Institution


    Note
   Payable,      Assets of the
   Lending         Company             11/04             12%              -         9,528
 Institution

    Note         Assets of the
   Payable,       Company and
   Lending         Personal
 Institution      Guarantees            5/33              4%        369,687       375,900

    Note
  payable,
 Third Party    Lien on assets        2/23/09             5%      5,000,000     5,000,000


   Equipment,
  Third Party     Equipment           3/31/05            18%          9,029        28,097
    Entities

                1st lien on 163
                   acres of
                undeveloped land
   Financial     & personal
  Institution    guarantees            4/1/05            12%              -     6,000,000

               1st lien on 122
                  acres of
              undeveloped land
   Financial     & personal
  Institution    guarantees           6/28/07            12%     10,250,376             -

               1st lien on 13.5
               acres commercial
                  property &
                  personal
  Individual     guarantees          10/11/04            12%              -     1,300,000


               Lien on property,
              assets and stock of
                 the company&
   Financial       personal
  Institution     guarantees          9/30/06             6%      6,000,000  *  6,140,964

               Lien on property,
               assets and stock
                of the company
   Financial      & personal
  Institution      guarantees         9/30/06             8%      3,000,000  *  3,000,000


               Lien on property,
                assets and stock
                 of the company
   Financial       & personal
  Institution      guarantees         9/30/06             8%      1,250,000  *   1,250,000

               Lien on property,
               assets and stock
                of the company
   Financial      & personal
 Institution      guarantees          6/30/07             8%      1,355,000  *   1,255,000


                Lien on property,
   Financial     assets and stock
  Institution     of the company      6/30/07             8%        289,000  *           -

                Lien on property,
                assets and stock
                 of the company
   Financial       & personal
  Institution      guarantees        12/27/07             8%      2,100,000  *           -

                   Secured by
     Note        Common Stock of
    payable,        Around The
  Third Party    World Travel, Inc.    4/1/11             4%              -       1,698,34



  Auto Loan         Vehicle           3/10/10          9.39%         30,942         38,955

  Third Party
    notes
   assumed
 from assets
  purchased       Secured by
 from Around     Common Stock
  The World      of Around The
 Travel, Inc.   World Travel, Inc.     4/1/11             4%      3,893,915              -

  Individual        Unsecured         On Demand          10%         30,000              -

  Individual -
  Related party     Unsecured         On Demand          10%         97,504              -

  Individual -
 Related party      Unsecured         On Demand          10%        285,000              -

                  3rd lien on 163
                     acres of
   Individual     undeveloped land     3/31/05           12%              -       1,862,250

   Individual          Unsecured        7/1/06           12%      2,062,206               -

                                                                 36,323,659      28,210,488
                                                                ------------    -----------
         Less: current portion of long-term debt                  (1,790,808)    (9,605,235)
                 Long-term debt                                 $ 34,532,851    $18,605,253
                                  ------------          ---------------


* Effective December 31, 2005, Stanford International Bank Limited, an Antiguan banking corporation, modified the terms of the notes due them as follows:

     - Interest on the $6,000,000 Note has been paid through December 31, 2004. Interest accrued from January 1, 2005, through September 30, 2006, on the $6,000,000 Note shall be due and payable on September 30, 2006. Interest accruing after September 30, 2006, on the $6,000,000 Note shall be paid in accordance with the original terms of the Note.

     - Interest accrued on the $3,000,000 Note from the date of the Note through September 30, 2006, shall be due and payable on September 30, 2006. Interest accruing after September 30, 2006, on the $3,000,000 Note shall be paid in accordance with the original terms of the Note.

     - The Maturity Date of the $1,250,000 Note is hereby extended to September 30, 2006. The principal amount of the $1,250,000 Note, together with all interest accrued from the date of the $1,250,000 Note, shall be due and payable in full on that date. No payments shall be required prior to the revised Maturity Date.

     - The Maturity Date of the $1,355,000 Note is hereby extended to June 30, 2007. The principal amount of the $1,355,000 Note, together with all interest accrued from the date of the Note, shall be due and payable in full on that date. No payments shall be required prior to the revised Maturity Date.

     - The Maturity Date of the $305,000 Note is hereby extended to June 30, 2007. The principal amount of the Note, together with all interest accrued from the date of the Note, shall be due and payable in full on that date. No payments shall be required prior to the Maturity Date. As of December 31, 2005, $289,000 had been drawn from this facility.

     - Interest on the outstanding principal balance of the $2,100,000 Note will be payable in arrears, on a quarterly basis, with the first payment due on March 28, 2006 and with subsequent payments due on each subsequent June 28, September 28, December 28 and March 28, until the Maturity Date of December 27, 2007, when the outstanding principal balance and all accrued but unpaid interest will be due and payable in full.

Principal maturities of long-term debt are as follows:

                                            Amount
                                         -------------
                         2006            $   3,683,223
                         2007               14,001,369
                         2008                    6,992
                         2009                5,006,992
                         2010                    1,168
                         2011                3,623,915
                                         -------------
                                         $  36,323,659
                                         =============

NOTE 12 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties, consists of the following as of December 31, 2005 and 2004.


                                                                Interest       Principal Outstanding
                           Collateral       Maturity Date         Rate           2005         2004
                           ----------       -------------       ---------    -----------   ----------
     Related Party         Unsecured           Demand              12%       $   131,945   $  140,044

     Related Party         Unsecured           Demand              12%           306,500       659,000

     Related Party         Unsecured           Demand              12%           180,000       180,000

     Related Party         Unsecured           Demand              12%            20,000        20,000

     Related Party         Unsecured           Demand              12%           327,028       531,232

     Related Party         Unsecured           Demand              12%           124,262             -

      Shareholder          Unsecured           Demand              12%           178,366             -

      Shareholder        3rd lien on 163
                            acres of
                        undeveloped land       5/1/05              12%                 -       380,353
                                                                             -----------    ----------
                                                                               1,268,101     1,910,629
  Less: current portion                                                       (1,268,101)   (1,910,629)
                                                                             -----------    ----------
                                                                             $         -    $        -
                                                                             ===========    ==========




Principal repayments for next years are as follows:

                                          Amount
                                        ------------
                      2006                 1,268,101
                                        ------------
                                        $  1,268,101
                                        ============

NOTE 13 - SHAREHOLDER ADVANCES

As of December 31, 2005 and 2004, American Leisure has shareholder advances totaling $0 and $273,312 respectively with interest at 12%. The advances were unsecured and due on demand.

NOTE 14 - STOCKHOLDERS EQUITY AND MANDATORILY REDEEMABLE PREFERRED STOCK

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

On June 30 2005, 160,000 shares of common stock were issued upon the exercise of warrants at $0.001 per share.

PREFERRED STOCK

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:



                                                                       Annual
             Total Series       Stated                   Dividends   Conversion
              Authorized        Value        Voting      per Share      Rate
            -------------     ----------    --------    ----------    ----------
Series A        1,000,000     $    10.00       Yes       $    1.20      10 to 1
Series B          100,000         100.00       Yes           12.00      20 to 1
Series C           28,000         100.00       Yes            4.00      20 to 1
Series E           50,000         100.00       Yes            4.00    6.66 to 1
Series F          150,000         100.00       Yes            1.00       2 to 1

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

Series E are redeemable after 5 years if not converted by the holder. The conversion period expires 5 years from the date of issue.

Series E have voting rights equal to 6.66 common shares to 1 Series E preferred share.

Series F issuance was retracted.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.

WARRANTS

In March 2004, the Company issued warrants to Bill Chiles, a director of the Company, to purchase 168,672 shares of the Company's common stock at an exercise price of $2.96 per share of common stock which were subsequently revised to an exercise price of $1.02 as consideration for personal loan guarantees to Stanford. Also, in March 2004, the Company issued warrants to Malcolm Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer, to purchase 347,860 shares of the Company's common stock at an exercise price of $1.02 per share of common stock. The Company issued the warrants to Messrs. Chiles and Wright as consideration for their personal guarantees of the Company's debt and pledges of their shares of the Company's stock to Stanford as part of the security for the financing that Stanford provided to the Company. In addition, Mr. Wright has personally guaranteed the Company's indebtedness of $6,000,000 to Stanford. . In July 2005, the Company authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $1.02 per share and in December 2005, the Company authorized the issuance of warrants to Mr. Wright to purchase 2,008,500 shares of our common stock at an exercise price of $1.02 per share. The Company is under a continued obligation to issue warrants at $1.02 to Messrs Chiles and Wright for guarantees they may be required to give on the Company's behalf going forward.

During 2004, the Company issued 1,433,064 warrants in connection with the loan guarantees and in connection with obtaining additional debt financing. The warrants were valued using the Black-Scholes option pricing model and recorded as deferred financing costs.

During 2005, the Company issued 3,449,032 warrants in connection with the loan guarantees and in connection with obtaining additional debt financing. The warrants were valued using the Black-Scholes option pricing model and recorded as deferred financing costs.

At December 31, 2005, there are 6,782,096 warrants outstanding with exercise prices ranging from $0.001 to $5.00 that expire between 2008 and 2010.

On December 31, 2005, in connection with the acquisition of the minority interest subsidiaries, we issued 300,000 warrants with an exercise price of $5.00.

NOTE 15 - NET INCOME (LOSS) PER SHARE

Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income
(loss) per share as follows:

Description                                           2005          2004
                                                 -----------    -----------
Net Loss (as reported)                           $(4,129,779)   $(6,634,301)
Less Undeclared Preferred Stock Dividend          (1,439,405)      (551,938)
                                                 -----------    -----------
Net Loss after Preferred Stock Dividend          $(5,566,184)   $(7,186,239)
                                                 ===========    ===========
Net Income (Loss) per share Basic and Diluted    $     (0.55)   $     (0.83)
                                                 ===========    ===========


NOTE 16 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The components of deferred income tax assets (liabilities) at December 31, 2005 and 2004, were as follows:

                                                     2005           2004
        Net operating loss carryforwards         $ 3,700,000    $ 2,200,000
        Valuation allowance                       (3,700,000)     (2,200,000)
                                                 ---------------------------
        Net deferred tax assets                  $         -    $          -
                                                 ===========================

At December 31, 2005, American Leisure had a net operating loss carryforward for Federal income tax purposes totaling approximately $11,000,000 which, if not utilized, will expire in the years up to 2025.

At December 31, 2004, American Leisure had a net operating loss carryforward for federal income tax purposes totaling approximately $6,500,000 which, if not utilized, will expire in the years up to 2024.

In June 2002, American Leisure had a change in ownership, as defined by Internal Revenue Code Section 382, which has resulted in American Leisure's net operating loss carryforward being subject to certain utilization limitations in the future.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

American Leisure leases office facilities and reservation service center equipment under non-cancelable operating lease agreements for a monthly base rent of $14,838 through April 2008, and the reservation service center equipment leases call for a monthly base rent of $6,461 through December 2005. Future minimum rental payments are as follows:

               December 31,
               2006                                      178,056
               2007                                      178,056
               2008                                       59,352
                                                      ----------
                                                      $  415,464
                                                      ==========

Rent expense totaled $243,509 and $382,316 for 2005 and 2004, respectively.

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

In early May 2004, Around The World Travel, Inc. substantially all of the assets of which we purchased, filed a lawsuit in the Miami-Dade Florida Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. They were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against Around The World Travel and American Leisure Holdings, Inc. in an action styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that Around The World Travel has breached the contracts and also that American Leisure Holdings, Inc. and Around The World Travels Chief Executive Officer were complicit with certain officers and directors of Around The World Travel in securing ownership of certain assets for American Leisure Holdings, Inc. that were alleged to have been a business opportunity for Around The World Travel. This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamlesss attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us.

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


NOTE 18 - EMPLOYEE BENEFITS

The Company's subsidiary, HTS, maintains a qualified 401(k) profit sharing plan covering substantially all of its full time employees who have completed ninety days of service. Eligible employees may voluntarily contribute a percentage of their compensation up to established limits imposed by the Internal Revenue Service. At the discretion of the Board of Directors, the Company may make a matching contribution equal to a percentage of each employee's contribution. There were no matching contributions made for the year ended December 31, 2005.


NOTE 19 - SELF-INSURED HEALTH INSURANCE

The Company's subsidiary, HTS, is partially self-insured for benefits provided under an employee health insurance plan through Great West Life Insurance Company. Benefits include medical, prescription drug, dental and group term life insurance. The plan provides for self-insurance up to $30,000 per employee per year. Accordingly, there exists a contingent liability for unprocessed claims in excess of those reflected in the accompanying consolidated financial statements.

NOTE 20 - OPERATING SEGMENTS


The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At December 31, 2005, the Company's three business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments.

As noted in Note 6, Tierra Del Sol, Inc. is planning to construct a 972-unit resort in Orlando, Florida on 122 acres of undeveloped land. Development is scheduled to commence in the spring of 2006. Presales commenced in February 2004.

American Leisure's operates a call center and revenues are recognized upon the completion of the earning process from the completion of the travel of the customer, the trip to the properties for the potential purchase, or the appropriate event based on the agreement with American Leisure's client as to the ability to be paid for the service.

Travel Unit ("Travel") provides travel related services.

For the year ending December 31, 2005:



In (000's)         Real Estate   Call Center     Travel     Other       Elim.       Consol.
Revenue            -----------   -----------     ------     -----       -----       ------
Segment income     $     4,185  $       (293)  $   7,074   $       -   $     -    $   10,966
(loss)             $     1,397  $       (401)  $     256   $       -   $   (376)  $      876
Total  Assets      $    78,408  $      2,898   $  10,662   $       -   $  (8,325) $   83,643
2005 Capital
expenditures       $         5  $          0   $     110   $       -   $       -  $      115
Depreciation       $       718  $        649   $     237   $       -   $       -  $    1,604

For  the  year  ending  December  31,  2004:

In (000's)         Real Estate    Call Center     Travel      Other      Elim.      Consol.
Revenue            -----------   ------------    --------    -------    -------     ------
Segment            $         -  $         200  $    7,110  $       -   $       -  $    3,328
income
(loss)             $    (1,455) $        (264) $     (938) $   (1,168) $       -  $   (2,127)
Total Assets       $    16,751  $         264  $    3,347  $        -  $  (3,309) $   25,376
Capital
expenditures       $     3,354  $         283  $       30  $        -  $       -  $    4,460
Depreciation       $       716  $         190  $        4  $        -  $       -  $      644


The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.



NOTE 21 - RELATED PARTY TRANSACTIONS

We accrue salaries payable to our Chief Executive Officer, President and Chief Financial Officer, Malcolm J. Wright. As of December 31, 2005, the aggregate amount of unpaid salaries payable to Mr. Wright was $2,700,000. The Company accrues interest at a rate of 12% compounded annually on the salaries payable to Mr. Wright. As of December 31, 2005, the aggregate amount of interest accrued on salaries payable to Mr. Wright was $477,000.

We accrue salaries payable to L. William Chiles, the President of Hickory, at $100,000 per year as for his services. Mr. Chiles also receives paid compensation for his services from Hickory. As of December 31, 2005, the aggregate amount of salaries payable to Mr. Chiles was $200,000. The Company accrues interest at a rate of 12% compounded annually on the salaries payable to Mr. Chiles beginning in January 2005. As of December 31, 2005, the aggregate amount of interest accrued on salaries payable to Mr. Chiles was $16,500.

We pay or accrue directors' fees to each of our directors in an amount of $18,000 per year for their services as directors. During the last two fiscal years the Company paid an aggregate of $32,521 to directors and accrued an aggregate of $135,000.

The Company entered into an agreement with Mr. Wright and Mr. Chiles whereby the Company agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of the Company's indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles make a personal guarantee for the Company's benefit in conjunction with any third-party financing, and Mr. Wright or Mr. Chiles elect to provide such guarantee, then Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to three per cent (3%) of the total original indebtedness and two per cent (2%) of any collateral posted as security. This fee is to be paid by the issuance of warrants to purchase the Company's common stock at a fixed strike price of $1.02 per share, when the debt is incurred. Mr. Wright personally guaranteed (the "Guarantees") the Company's $6,000,000 Credit Facility from Stanford. In addition, Mr. Wright pledged to Stanford 845,733 shares of the Company's common stock held by Mr. Wright. L. William Chiles had personally guaranteed $2,000,000 of the $6,000,000 Credit Facility and pledged to Stanford 850,000 shares of the Company's common stock held by Mr. Chiles. Stanford released Mr. Chiles from the personal guarantee and released his common stock from the pledge when the Company closed the $6,000,000 Credit Facility. In March 2004, the Company authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $2.96 per share, which was subsequently reduced to $1.02 per share of common stock. In July 2005, the Company authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $1.02 per share and in December 2005, the Company authorized the issuance of warrants to Mr. Wright to purchase 2,008,500 shares of our common stock at an exercise price of $1.02 per share.

The Company has generally agreed to provide the executive officers of each of its subsidiaries a bonus of up to 19% of the profits, if any, of the subsidiary in which they serve as our executive officers. The bonus will be paid for the five-year period beginning on the date that the Company enters into such an agreement with the subsidiary. Pursuant to this general agreement, Malcolm J. Wright is entitled to receive up to 19% of the profits of Leisureshare International Ltd, Leisureshare International Espanola SA, TDSR, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., and American Leisure Hospitality Group Inc. and any new company formed for the development and sale of vacation homes, hospitality management, and vacation ownership . In 2005, $182,647 was accrued to Malcolm Wright from the profits of Advantage Professional Management Group, Inc. L. William Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment of $2,700,000. Although Mr. Chiles' bonus is limited, it is not subject to the buy-out by the Company as discussed below as it will cease as soon as the $2,700,000 amount has been paid to him. The executive officers of other the Company's other subsidiaries are entitled to share a bonus of up to 19% of the profits of the subsidiary in which they serve as our executive officers. The Company has the right to buy-out of these agreements after a period of five years by issuing such number of shares of its common stock equal to the product of the average after-tax profits for the five-year period multiplied by one-third (1/3) of the P/E ratio of the Company's common stock at the time of the buyout divided by the greater of the market price of the Company's common stock or $5.00. The Company has not paid bonus as of the filing of this report.

Malcolm J. Wright is the President and 81% majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 TDSR, entered into an exclusive development agreement with ALRG to provide development services for the development of the Sonesta Orlando Resort. Pursuant to this development agreement, ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the fiscal year ended December 31, 2005, ALRG administered operations and paid bills in the amount of $8,007,889 and received a fee of 4% (or approximately $320,316) under the development agreement. Total fees earned since November 2003 amount to $466,561.

Malcolm J. Wright and members of his family are the majority shareholders of Xpress. On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR plus a marketing fee of 1.5%. During the period since the contract was entered into and ended December 31, 2005 the total sales made by Xpress amounted to approximately $234,413,949. As a result of the sales, TDSR is obligated to pay Xpress a total sales fee of $7,032,418 and a marketing fee of $3,516,209. As of December 31, 2005, the Company has paid Xpress $4,758,269 of cash, issued Xpress 120,000 shares of Series A Preferred Stock valued at $1,200,000, and transferred to Xpress a 1913 Mercedes Benz valued at $500,000. In February 2004, Malcolm J. Wright, individually and on behalf of Xpress, and Roger Maddock, individually and on behalf of Arvimex, entered into contracts with TDSR to purchase an aggregate of 32 townhomes for $13,116,800 and paid a deposit of $1,311,680.

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

On or about November 14, 2005, the Company and American Leisure asserted certain claims against AWT with respect to the alleged breach of the Purchase Agreement and the Management Agreement dated as of December 31, 2005 between ALEC and AWT. After negotiations among the parties, the parties agreed to settle the claims made by the Company and ALEC pursuant to the terms of the Settlement Agreement (the "Settlement Agreement") effective December 31, 2005. The Settlement Agreement provides that the purchase price under the Amended Purchase Agreement will be reduced from $17,500,000 to $9,000,000. The parties agreed to implement the reduction of the purchase price by eliminating the remaining balance of the Purchaser Note (which had a balance of $5,297,788 as of December 31, 2005) and by establishing an obligation of AWT to pay to ALEC the amount of $3,185,548 as of December 31, 2005. This amount is payable on demand.

NOTE 22 - SUBSEQUENT EVENTS

PURCHASE OF LAND HELD FOR DEVELOPMENT
-------------------------------------
On July 5, 2005, the Company acquired a 1% interest in Reedy Creek Acquisition Company, LLC ("Reedy Creek") for $901,705. Reedy Creek owns 40.68 acres of undeveloped land in Osceola County, Florida located 1.5 miles west of Walt Disney World Orlando Maingate Entrance. The property will be used in the development of vacation second homes with resort amenities. On January 3, 2006, The Company acquired an additional 99% interest in Reedy Creek (total ownership of 100%) for a purchase price of $12,400,000. The Company is holding this land for future development.

KEYBANK, NA  LAND LOAN DRAWS
----------------------------
In January 2006, draws were made from the $14,850,000 land loan with KeyBank, NA. The draws increased the loan outstanding to $13,350,000 and those funds were transferred to a restricted cash account. The $1,500,000 balance of the loan is reserved for interest on the loan.

NOTE MODIFICATION AGREEMENT
---------------------------

In February 2006, we entered into a Note Modification Agreement with SIBL, whereby we agreed to modify certain provisions of our outstanding promissory notes with SIBL to grant extensions of payments due. Pursuant to the Note
Modification Agreement, we and SIBL agreed that all interest due on our $6,000,000 note, from January 1, 2005, through September 30, 2006, shall be due and payable on September 30, 2006, with all interest thereafter payable with the original terms of that note; that all interest accrued on the $3,000,000 note we have with SIBL, from the date of the note until September 30, 2006, shall be due and payable on September 30, 2006, with all interest thereafter payable with the original terms of that note; that the maturity date of our $1,250,000 note with SIBL be extended until September 30, 2006, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; that the maturity date of our $1,355,000 note with SIBL be extended until June 30, 2007, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; that the maturity date of our $305,00 note with SIBL be extended until June 30, 2007, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; and that interest on our $2,100,000 note with SIBL be payable in arrears, on a quarterly basis, with the first payment due on March 28, 2006, and subsequent payments due on each June 28, September 28, December 28 and March 28, until the maturity date of December 27, 2007, with the outstanding principal and interest shall be due (collectively, all the notes described above shall be referred to as the "Notes").

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 25, 2004, the client auditor relationship between us and Bateman & Co., Inc., P.C. ceased as the former principal independent accountant was dismissed. On that date, our Board of Directors approved a change of accountants and the Company's management engaged Lopez, Blevins, Bork &
Associates, LLP as our principal independent public accountant for the fiscal year ended December 31, 2004. Prior to that, we had engaged Bateman on August 16, 2004 and dismissed Malone & Bailey, PLLC as our principal independent accountant on August 17, 2004. In both cases, the decision to change principal independent accountants was approved by our Board of Directors. Bateman had been engaged when the audit partner in charge of our account left Malone to join Bateman. The audit partner left Bateman and joined Lopez. We reported the change of auditors from Bateman to Lopez on Form 8-K filed with the Commission on March 28, 2005. We reported the change of auditors from Malone to Bateman on our Form 8-K filed with the Commission on August 18, 2004.

Lopez succeeded Bateman who succeeded Malone. Malone audited our balance sheet as of December 31, 2002 and December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003. Malone's report on our financial statements for the period from June 14, 2002 (Inception) through December 31, 2002, and the fiscal year ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about our ability to continue as a going concern.

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

We authorized Malone and Bateman to respond fully to any inquiries of any new auditors hired by us relating to their engagement as our principal independent accountant. We requested that Malone review the disclosure in the report on Form 8-K filed with the Commission on August 18, 2004, and Malone was given an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of its views, or the respect in which it did not agree with the statements made by us therein. Such letter was filed as an exhibit to such report on Form 8-K. We requested that Bateman review the disclosure in our report on Form 8-K filed with the Commission on March 28, 2005, and Bateman was given an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of its views, or the respect in which it did not agree with the statements made by us therein. Such letter was filed as an exhibit to such report on Form 8-K.

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

We requested Bateman review the disclosure in our report on Form 8-K before it was filed with the Commission on August 18, 2004, and provided Bateman the opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of its views, or the respects in which Bateman did not agree with the statements made by us in such report. Bateman did not furnish a letter to the Commission. We requested Lopez review the disclosure in the report on Form 8-K before it was filed with the Commission on March 28, 2005, and provided Lopez an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of its views, or the respects in which Lopez did not agree with the statements made by us in such report. Lopez did not furnish a letter to the Commission.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 8B. OTHER INFORMATION.

On  December  28,  2005,  the  Company's  Board of Directors appointed Frederick
Pauzar, who has served as the Company's Chief Operating Officer and Director since September 1, 2005, as Secretary of the Company. In connection with Mr. Pauzar's appointment, Malcolm J. Wright, the Company's Chief Executive Officer, resigned as Secretary of the Company.

On March 7, 2006, at a Special Telephonic Meeting of the Board of Directors of the Company (the "Meeting"), Michael Crosbie was nominated to serve as the Company's General Counsel, Executive Vice President and Secretary and of the Company, which nomination was approved by a majority of the Directors present at the Meeting. Mr. Crosbie's appointment to his offices was effective March 15, 2006. In connection with Mr. Crosbie's appointment as Secretary of the Company, Mr. Pauzar resigned as Secretary of the Company.

Additionally at the Meeting, the Board of Directors nominated Malcolm J. Wright, the Company's Chief Executive Officer and then President and Director as Chairman of the Company's Board of Directors, and Mr. Wright's nomination was approved by a majority of the Directors present at the Meeting. Mr. Wright replaces William Chiles, who stepped down as Chairman of the Board of Directors, but will continue to serve as a Director of the Company.

At the Meeting, the Board of Directors also nominated Frederick Pauzar, the Company's Chief Operating Officer and a Director of the Company to serve as the Company's President, which nomination was approved by a majority of the Directors present at the Meeting. As a result of Mr. Pauzar's appointment, Mr. Wright will no longer serve as the Company's President, but will continue to serve as the Company's Chief Executive Officer and Chairman of the Board of Directors.

Finally, a majority of the Directors who attended the Meeting, voted to appoint Jeffrey Scott as the President of the Company's 50.83% owned subsidiary, Hickory Travel Systems, Inc. ("Hickory") and to reconfirm William Chiles, also a Director of the Company, as the Chief Executive Officer of Hickory.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS:

Our executive officers and directors, and their ages and positions are as follows:


     NAME                   AGE                TITLE
-------------------         ---     ------------------------------
Malcolm J. Wright           55        Chief Executive Officer,
                                      Chairman of the Board of Directors,
                                      Chief Financial Officer

Frederick Pauzar            51        President, Chief Operating Officer and
                                      Director

Michael Crosbie             37        Corporate General Counsel, Executive
                                      Vice President, Secretary and Director

L. William Chiles           63        Director, Chief Executive Officer and
                                      Chairman of the Board of Directors of
                                      Hickory Travel Systems, Inc.

James Leaderer              52        Director

Jeffrey Scott               49        President of Hickory Travel Systems, Inc.

BIOGRAPHICAL INFORMATION

                         CURRENT OFFICERS AND DIRECTORS
                         ------------------------------

MALCOLM J. WRIGHT is the driving force behind our business model, has served as a member of our Board of Directors and as our Chief Executive Officer and Chief Financial Officer since June 2002. Mr. Wright served as our Secretary from June 2002 until December 28, 2005 and as our President from June 2002 until March 7, 2006. Since March 7, 2006, Mr. Wright has served as the Chairman of our Board of Directors. Prior to joining us, Mr. Wright successfully developed vacation properties abroad that are similar to the ones planned at The Sonesta Orlando
Resort at Tierra Del Sol. Since 1998, Mr. Wright served as the President of American Leisure Inc, which we acquired in June 2002. Mr. Wright currently serves as the President of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of the resort, Xpress Ltd., with which we contracted for the exclusive sales and marketing for resort, Innovative Concepts, Inc., which operates a landscaping business, M J Wright Productions, Inc., which owns our Internet domain names, and Resorts Development Group, LLC, which engages in real estate development. Mr. Wright is also the President of Osceola Business Managers, Inc., Florida World, Inc. and SunGate Resort Villas, Inc. which do not currently conduct any business operations. Since 1980, Mr. Wright has spent a considerable amount of time and money in establishing a large and effective marketing network in the United Kingdom and parts of Europe, that has been responsible for the pre-sales at The Sonesta Orlando Resort at Tierra Del Sol Mr. Wright was admitted to Associate Membership of the Institute of Chartered Accountants in England &
Wales  in  1974  and  admitted  to  Fellowship  of  the  Institute  of Chartered
Accountants  in  England  &  Wales  in  1978.

Mr. Wright has devoted substantially all of his time over the past few years to the growth and success of the Company. In addition to providing the vision and strategy for the acquisition and integration of the various subsidiaries, Mr. Wright has taken personal responsibility for the welfare of the Company. Mr.
Wright has also guaranteed certain loan facilities, without which the Company would be in a decidedly different position. He has put his personal assets at stake to advance the interests of the Company. Furthermore, Mr. Wright has accrued his salary since 2002 in an effort to preserve capital. He has led the Company to transactions that have the potential to provide greater shareholder value.

FREDERICK PAUZAR has served as our Director and Chief Operating Officer since September 1, 2005. Since March 7, 2006, Mr. Pauzar has served as our President. From December 28, 2005 until March 15, 2006, Mr. Pauzar served as our Secretary. Mr. Pauzar currently serves as Chairman and Chief Executive Officer of Group One Productions, Inc., a Florida-based business and real estate consulting and development firm, and has held these positions since he co-founded the company in 1991. Mr. Pauzar also currently serves as Vice President and as a Director of Fugleberg Koch Architects, Inc. and has held these positions since February 2005 and January 1997, respectively. From January 1997 to February 2005, Mr. Pauzar served as Chief Executive Officer of Fugleberg. Mr. Pauzar received an Associate in Science degree from Excelsior College in Albany, New York. Mr. Pauzar serves on the board of the Downtown Digital Media Arts Center in Orlando, Florida.

MICHAEL CROSBIE, has served as our General Counsel, Executive Vice President, Director and Secretary since March 15, 2006. Mr. Crosbie previously served as a Partner with Foley & Lardner, a national law firm in its Orlando, Florida, office from February 2004 until March 2006. From February 2002 until January 2004, Mr. Crosbie served as senior counsel with Foley & Lardner and from September 1998 until January 2002, he served as an associate with Foley & Lardner. Prior to joining Foley & Lardner, Mr. Crosbie served as a law clerk for United States District Judge Steven D. Merryday in Tampa, Florida, from June 1997 until August 1998. From August 1995 until May 1997, he was employed as an associate attorney with Rumberger, Kirk & Caldwell, in Orlando, Florida. Mr. Crosbie obtained his bachelors degree from the University of Central Florida in Political Science in 1992 and obtained his Juris Doctorate from the University of Florida in 1995. Mr. Crosbie is a member of The Florida Bar, the Supreme Court of Florida, the United States District Court for the Middle District of Florida, the United States Court of Appeals for the Ninth and Eleventh Circuits and is also a member of the Federalist Society.

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

JEFFREY SCOTT was appointed as the President of Hickory Travel Systems, Inc. on March 7, 2006. Mr. Scott served as General Manager of Thor, Inc, a Cendant company. a travel services company, from November 2002 until March 2006. From August 2002 until November 2002, he served as Vice President of Sales and Client Services for Thor, Inc. From June 1990 to March 2001, he served in various positions with Worldspan L.P, including serving as Director of Customer Operations from April 1996 to March 2001; serving as Manager in the Sales and Marking Department from April 1994 to April 1996; and serving as a Regional Sales Manager of Zone Manager from June 1990 until April 1994. Mr. Scott obtained a Bachelor of Science degree in Management from National Louis
University,  in  Atlanta,  Georgia  in  June  2001.

There are no family relationships among our directors, executive officers or persons nominated to become directors or executive officers.

                   ------------------------------------------

We are not aware of the occurrence during the last five years of any events described in Item 401(d) of Regulation S-B under the Securities Act regarding our directors, persons nominated to become directors, executive officers, or control persons.

TERM  OF  OFFICE

Our Directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until they are removed by the board or they resign.

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

COMPENSATION  OF  DIRECTORS

We pay or accrue $18,000 per year for each person who serves on the board of directors. During the last two fiscal years we accrued all Directors salaries, which amount totaled approximately $177,000 as December 31, 2005.

In June 2004, we granted to each of Malcolm J. Wright and L. William Chiles warrants to purchase 100,000 shares (or an aggregate of 200,000 shares) of our common stock at an exercise price of $1.02 per share for their services. Warrants to purchase 75,000 shares have vested to each of them. Warrants to purchase the remaining 25,000 shares will vest to each of them on their next anniversary dates as Directors, provided that they are still serving as Directors. They may exercise the warrants for a period of five years from the dates on which such warrants vest.

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

In March 2006, in connection with Mr. Crosbie's employment as Executive Vice President, General Counsel and Secretary of the Company, Mr. Crosbie was granted 100,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.02 per share. One half of the warrants, or 50,000 vested on March 15, 2006, with the remaining warrants vesting 25,000 at a time on March 15, 2007 and March 15, 2008, assuming he is still employed by the Company on those dates.

CODE  OF  ETHICS

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Persons wishing to make such a request should do so in writing to the Secretary at American Leisure Holdings, Inc., 2460 Sand Lake Road, Orlando, Florida, 32809.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information regarding the compensation that we paid to our Chief Executive Officer and each of our four other most highly compensated executive officers during the three years ended December 31, 2005. We refer to these officers in this report as the named executive officers.


SUMMARY COMPENSATION TABLE
                                           Annual Compensation*               Long Term Compensation (1)
                                                                                        Awards
                                                                               Restricted     Securities
                                                                Other annual     Stock        Underlying
                                           Salary      Bonus    compensation     award(s)     Options/SARs
Name and Principal Position     Year        ($)         ($)         ($)            ($)            (#)
---------------------------    ------   ----------    -------  -------------  ------------    ------------
Malcolm J. Wright               2005    $518,000(2)   $182,647                                2,135,851 (6)
Chief Executive Officer,        2004    $578,000(3)      --          --             --          230,000 (6)
Secretary, Chief Financial      2003    $313,000(3)      --          --             --             --
Officer and Chairman

L. William Chiles               2005    $263,438(4)      --          --             --          193,672 (6)
Director and the Chief          2004    $270,902(5)      --          --             --          218,672 (6)
Executive Officer of Hickory    2003    $168,579(5)      --          --             --             --
Travel Systems, Inc.

Christopher Dane                2005(7) $108,496
Former President of
Hickory Travel Systems, Inc.

Frederick Pauzar                2005    $ 93,333(8)
President, Chief Operating
Officer and Director

Charles Sieberling              2005    $128,240
Secretary of Hickory            2004    $131,731
Travel Systems, Inc.            2003     $86,000


* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1) There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

(2) Mr. Wright was accrued $500,000 for his salary as an officer of the Company and $18,000 for directors compensation for the year ended December 31, 2005, which amount bears interest at 12% annum, compounded annually until paid. Additionally, we pay $940 per month and related expenses to provide Mr. Wright with business use of a motor vehicle. The amount listed in the table above includes the $500,000 annual salary, the $18,000 director's compensation, the $940 a month vehicle expense and a bonus of $182,647 which was paid to Mr. Wright equal to 19% of the total net revenues of the Company's subsidiary, Advantage Professional Management, Inc. in connection with the terms of Mr. Wright's employment with the Company, which have not as of the date of this filing been finalized in a written employment agreement. The $182,647 bonus accrued to Mr. Wright during the year ended December 31, 2005. The amount of salary listed in the table above for the year ended December 31,2 005 does not include any interest on Mr. Wright's salary which has accrued. As of December 31, 2005, the Company had accrued approximately $2,700,000 of officer's and Directors salary for Mr. Wright, earned by Mr. Wright from the year 2000 to December 31, 2005, which amount has accrued approximately $477,000 of interest as of December 31, 2005.


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

(4) Mr. Chiles was paid $145,438 in salary for his services to the Company as Chief Executive Officer of Hickory Travel Systems, Inc. He also accrued $100,000 of salary for his services to the Company as Chief Executive Officer of Hickory Travel Systems, Inc., which accrued salary bears interest at the rate of 12% per year compounded annually until paid. Mr. Chiles also accrued $18,000 in Directors fees for the year ended December 31, 2005.


(5) Includes $152,902 and $150,579 of salary paid to Mr. Chiles for his services as an executive officer of Hickory for 2004 and 2003, respectively, $100,000 of accrued salary for 2004, and $18,000 of accrued director compensation per year for his services as a director for 2004, 2003 and 2002. Mr. Chiles is provided a new insured automobile for his use during the term of his employment with Hickory, which vehicle shall have an approximate value of $80,000.

(6) In July 2004, Mr. Wright was issued 100,000 options, of which 50,000 vested immediately and 25,000 vested as of July 2005, with the remaining
     25,000 to vest as of July 2006 (which unvested 25,000 shares are not included in the compensation table above). In July 2004, Mr. Chiles was issued 100,000 options, of which 50,000 vested immediately and 25,000 vested as of July 2005, with the remaining 25,000 to vest as of July 2006 (which unvested 25,000 shares are not included in the compensation table above). Additionally, in 2004, in connection with personal guarantees pursuant to the Debt Guarantor Agreement described above under "Description of Business," we issued Mr. Wright 205,000 warrants to purchase shares of our common stock, and Mr. Chiles warrants to purchase 168,672 shares of common stock. In 2005, in connection with personal guarantees pursuant to the Debt Guarantor Agreement, we issued Mr. Wright warrants to purchase 2,110,851 shares of our common stock and we issued Mr. Chiles 168,672 warrants to issue shares of our common stock. All of Mr. Wright's warrants are exercisable at $1.02 per share.

(7) Mr. Dane served as president of Hickory Travel Systems, Inc. from March 1, 2005 until March 1, 2006.

(8) Mr. Pauzar was paid $93,333 for his services as the Company's Chief Operating Officer from September 1, 2005 until December 31, 2005 and for his services as the Company's Secretary from December 28, 2005 until December 31, 2005. Mr. Pauzar did not accrue any salary for the year ended December 31, 2005. Mr. Pauzar's current annual salary for his services to the Company is $500,000. Mr. Pauzar does not have an employment agreement with the Company as of the date of this filing.

EMPLOYMENT AGREEMENTS

Mr. Wright and we are negotiating an employment agreement pursuant to which Mr. Wright will serve as our Chief Executive Officer and Chief Financial Officer.

Mr. Pauzar and we are negotiating an employment agreement pursuant to which Mr. Pauzar will serve as our President and Chief Operating Officer.

Mr. Crosbie and we are negotiating an employment agreement pursuant to which Mr. Crosbie will serve as our Vice President, General Counsel and Secretary.

On  May  18,  2004,  we  entered  into a three-year employment agreement with L.
William Chiles to serve as Chairman of our board of directors and a separate three-year employment agreement for him to serve as the President and Chief Executive Officer of Hickory Travel Systems, Inc. ("Hickory"). Mr. Chiles ceased serving as President of Hickory on March 7, 2006 and ceased serving as the Chairman of our board of directors on March 7, 2006. The agreements provide that Mr. Chiles will receive a base salary of $100,000 for his services as our Chairman and $150,000 for his services as the Chief executive Officer of Hickory. Under each agreement, Mr. Chiles is eligible to receive an annual incentive-based bonus based on his achievement of goals and objectives that he and our board of directors agree upon. Mr. Chiles is entitled to one and one-half weeks of vacation at two times his base salary rate per week per $50,000 of his base salary for his services as Chairman and $75,000 of his base salary for his services as Chief Executive Officer of Hickory. Mr. Chiles is also entitled to share in the profits of Hickory in an amount not to exceed $2,700,000 over the life of his employment agreement with Hickory. Hickory is required to provide Mr. Chiles with key man life insurance equal to eight times his base salary; however, neither we nor Hickory have obtained such policy as of the date of this report. Hickory is also required to provide Mr. Chiles with one insured automobile having a value of $80,000 every year of his employment agreement. If Mr. Chiles is terminated without cause, under each agreement, he will receive thirty-six months' base salary and any incentive-based bonus that otherwise would have been payable to him through the date that we terminate his employment. We do not have an obligation to pay base salary or incentive-based bonus to Mr. Chiles under either agreement if he voluntarily terminates his employment or he is terminated for cause. For purposes of these employment agreements, "cause" means the following activities:

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

- Conviction of a felony (other than a felony resulting in a traffic violation) involving any crime of moral turpitude or any crime involving us;
 -   Sexual  harassment  or  sexually  inappropriate  behavior;
 -   Materially  disregards  duties  under  the  employment  agreements;
 -   Egregious  misconduct  or  pattern  of  conduct;  or
- Entering into enforceable commitments on our behalf without conforming to our policies and procedures or in violation of any of our directives.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 30, 2006, with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:

                                                                                                               TOTAL
                                             PREFERRED                                TOTAL                PERCENTAGE OF
                          COMMON            STOCK VOTING                              VOTING                BENEFICIAL
                          STOCK   (1)         RIGHTS     (1)      WARRANTS (1)        SHARES  (1)          VOTING SHARES  (1)
                        ---------          ----------             --------          ----------             -------------
Roger Maddock           2,447,616 (2)      5,050,000     (3)      513,000  (4)      8,010,616 (2)(3)(4)        50.9%      (5)

Malcolm J. Wright       1,592,981 (6)      4,000,000     (7)    2,923,711  (8)      8,516,692 (6)(7)(8)        49.8%      (9)

Stanford Venture
Capital Holdings, Inc.    845,733 (10)             -              708,000  (11)     1,553,733 (10)(11)         13.6%      (12)

Stanford International
Bank Limited            2,085,500 (13)       500,000     (14)     385,000  (15)     2,970,500 (13)(14)(15)     28.1%      (16)

L William Chiles          850,000                  -              412,344  (17)     1,262,344 (17)             11.9%      (18)

James Leaderer             10,000                  -                                   10,000                   0.1%      (19)

Frederick Pauzar                -                  -               50,000  (20)        50,000 (20)              0.5%      (21)

Michael Crosbie                 -                  -               50,000  (22)        50,000 (22)              0.5%      (23)

(All officers and
Directors               2,452,981          4,000,000     (7)    3,436,055  (8)(17)  9,889,036 (6)(7)(8)        56.1%      (24)
five persons)                                                             (20)(22)           (17)(20)(22)


(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right. As of March 1, 2006, there were 10,176,474 shares of common stock outstanding, which amount does not include the 197,000 shares of common stock we agreed to issue Harborage Leasing Corporation, in connection with our purchase of the minority interest in Tierra Del Sol Resort, Inc.

(2) Includes 2,102,268 shares of common stock owned by Arvimex, Inc., whose president is Mr. Maddock and 345,348 shares of common stock owned directly by Mr. Maddock.

(3) Includes 30,000 shares of Series A Preferred Stock, which are convertible into 300,000 shares of common stock, owned directly by Mr. Maddock and 475,000 shares of Series A Preferred Stock, which are convertible into 4,750,000 shares of common stock held by Arvimex, Inc., whose president is Mr. Maddock.

(4) Includes 270,000 warrants to purchase shares of the Company's common stock which were granted to Avirmex, Inc., whose president is Mr. Maddock, in January 2004 (terms, expiration date, price, etc.) and 243,00 warrants to purchase shares of the Company's common stock at $1.02 per share, which warrants were issued to Mr. Maddock in connection with his guaranty of the Company's $8,100,000 credit facility from Stanford International Bank, Ltd., which is described in greater detail under under "Item 1. Description of Business," above.

(5) Using 15,739,474 shares outstanding, which assumes the conversion of Mr. Maddock's 5,050,000 shares of Series A Preferred Stock and the exercise of all 513,000 warrants which he beneficially owns.

(6) Includes 845,733 shares of common stock held individually by Mr. Wright; 719,942 shares held by Xpress, Ltd. ("Xpress"), which Mr. Wright is the president of; and 27,306 shares of common stock held by Mr. Wright's daughter who resides in the same household as Mr. Wright and which shares Mr. Wright has voting control of until his daughter reaches the age of 18, in April 2006.


(7) Includes 55,000 shares of Series A Preferred Stock which are convertible into 550,000 shares of the common stock, which are owned individually by Mr. Wright; 335,000 shares of Series A Preferred Stock owned directly by Xpress, which Mr. Wright is the president of, which are convertible into 3,350,000 shares of common stock and 10,000 shares of Series A Preferred Stock, which are convertible into 100,000 shares of the Company's commons stock, which shares are held by Mr. Wright's daughter. Mr. Wright has pledged 845,733 shares of common stock to Stanford as collateral for an aggregate of $6,000,000 of financing that Stanford has provided to us. Mr. Wright disclaims beneficial ownership of 302,000 shares of common stock owned directly by James Hay Trustees, Ltd. as Mr. Wright does not have voting or investment power over these shares, which the trust is holding for the benefit of Mr. Wright's pension.

(8) Includes 3,121,571 warrants to purchase shares of the Company's common stock at $1.02 per share.

(9) Using 17,100,185 shares of common stock outstanding, assuming the conversion of Mr. Wright's 400,000 shares of Series A Preferred Stock and the exercise of all 2,923,711 warrants held by Mr. Wright.

(10) Includes 1,125,000 shares of common stock held directly by Stanford Venture Capital Holdings, Inc. ("Stanford") and 845,733 shares of common stock pledged by Malcolm J. Wright, see footnote (7) above. However, this amount does not include the shares of common stock directly owned by four Stanford employees or shares issuable upon exercise of the warrants owned by such employees, as there are no contracts, agreements or understandings pursuant to which Stanford has or shares voting power, which includes the power to vote, or direct the voting of, or investment power, which includes the power to dispose or direct the disposition of, in connection with the shares of the four Stanford employees. Stanford International Bank Limited received the securities of which it is the beneficial owner from R. Allen Stanford who received them from Stanford Venture Capital Holdings, Inc. as set forth in an Assignment and Assumption Agreement, filed as Exhibit 10.1 to Schedule 13D by Stanford International Bank Limited on July 15, 2005.

(11) Includes 708,000 warrants to purchase shares of the Company's common stock at $5.00 per share.

(12) Using 10,884,474 shares of common stock outstanding, which amount assumes the exercise by Stanford of all 708,000 warrants which it holds.

(13) Includes 1,125,000 shares of common stock held by Stanford International Bank, Ltd., and an aggregate of $5,605,000 which in convertible promissory notes convertible into shares of common stock at $10 per share, and $6,000,000 in a convertible promissory note convertible into shares of common stock at $15 per share, which are in aggregate convertible into 960,500 shares of common stock at the option of Stanford International Bank, Ltd.


(14) Includes 25,000 shares of Series C Preferred Stock held by Stanford International Bank, Ltd., which are convertible into 500,000 shares of common stock.

(15) Includes 231,000 warrants to purchase shares of the Company's common stock at $0.001 per share and 154,000 shares of the Company's common stock at $5.00 per share.

(16) Using 11,061,474 shares outstanding, which amount includes the conversion of all 25,000 shares of Series C Preferred Stock held by Stanford International Bank, Ltd., and the exercise of all 385,000 warrants which Stanford International Bank, Ltd. holds.

(17) Includes 412,344 warrants held by Mr. Chiles, 143,672 of which have an exercise price of $2.96 per share and 268,672 of which have an exercise price of $1.02 per share.

(18) Using 10,588,818 shares of common stock outstanding, which amount assumes the exercise by Mr. Chiles of all 412,344 warrants which he holds to purchase shares of the Company's common stock.

(19) Using 10,176,474 shares of common stock outstanding as of March 30, 2006, which amount does not include the 197,000 shares of common stock we agreed to issue Harborage Leasing Corporation, in connection with our purchase of the minority interest in Tierra Del Sol Resort, Inc., which shares have not been issued as of the date of this filing.

(20) Includes 50,000 warrants to purchase shares of the Company's common stock at $1.02 per share.

(21) Using 10,226,474 shares of common stock outstanding, which amount assumes the exercise by Mr. Pauzar of all 50,000 warrants which he holds to purchase shares of the Company's common stock.

(22) Includes 50,000 warrants to purchase shares of the Company's common stock at $1.02 per share.

(23) Using 10,226,474 shares of common stock outstanding, which amount assumes the exercise by Mr. Crosbie of all 50,000 warrants which he holds to purchase shares of the Company's common stock.

(24) Using 17,612,529 shares of common stock outstanding, which amount assumes the exercise by the officers and Directors of all shares of Preferred Stock which they hold, as described in footnote (7) and the exercise of all warrants to purchase shares of the Company's common stock held by the officers and directors, as described in footnotes
     (8),(15),(17)(20) and (22).

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

We accrue $500,000 per year as salary payable to Malcolm J. Wright, our Chief Executive Officer. Prior to 2004, we accrued $250,000 per year as salary payable to Mr. Wright. We accrue interest at a rate of 12% compounded annually on the salary owed to Mr. Wright. As of December 31, 2005, the aggregate amount of salary payable and accrued interest owed to Mr. Wright was $2,700,000. We also accrue $100,000 per year as salary payable to L. William Chiles, a director of the Company and the President of Hickory, for his services, and interest at a rate of 12% compounded annually beginning in 2005. As of December 31, 2005, the aggregate amount of salary payable to Mr. Chiles was $116,500.

We pay or accrue directors' fees to each of our directors in an amount of $18,000 per year for their services as directors. During the last two fiscal years, we have accrued approximately $135,000 in director's fees.

We may provide the executive officers of each of our subsidiaries an aggregate bonus of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as executive officers. Malcolm J. Wright will receive 19% of the pre-tax profits of Leisureshare International Ltd, Leisureshare International Espanola SA, American Leisure Homes, Inc., APMG, TDSR, and American Leisure Hospitality Group, Inc. We do not have any agreements with our officers regarding the bonus other than with L. William Chiles. Mr. Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment over the life of his contract of $2,700,000. As Mr. Chiles' bonus is limited, it is not subject to the buy-out by us (discussed below) as it will cease as soon as the $2,700,000 amount has been paid to him. The executive officers of our other subsidiaries would share a bonus of up to 19% of the pre-tax profits of the subsidiary in which they serve as executive officers. We would retain the right, but not have the obligation to buy-out all of the above agreements after a period of five years by issuing such number of shares of our common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third of the price to earnings ratio of our common stock at the time of the buyout divided by the greater of the market price of our common stock or $5.00. We have not paid or accrued any bonus as of the filing of this report. While the terms of Mr. Wright's bonus agreement have been agreed to, such terms have not been memorialized in a formal agreement as of the date of this filing.

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

Malcolm J. Wright is the President and 81% majority shareholder of American Leisure Real Estate Group, Inc. ("ALREG"). We do not own any interest in ALREG. On November 3, 2003, we entered into an exclusive development agreement with American Leisure Real Estate Group to provide development services for the development of The Sonesta Orlando Resort at Tierra Del Sol. Pursuant to this development agreement, it is responsible for all development logistics and we are obligated to reimburse it for all of its costs and to pay it a development fee in the amount of 4% of the total costs of the project paid by it. As of December 31, 2004, it had administered operations and paid bills in the amount of $3,543,784 and received a fee of 4% (or approximately $141,751) under the development agreement, and for the year ended December 31, 2005, it had administered operations and paid bills in approximately the amount of $8,000,000 and had received a fee of 4% of such amount or $320,316.

Mr. Wright is also an officer and shareholder of Innovative Concepts, Inc., which operates a landscaping business, M J Wright Productions, Inc., which owns our Internet domain names, Resorts Development Group, LLC which develops resort properties in Orlando including Bella Citta, Los Jardines Del Sol, The Preserve, Tortuga Cay and Sherberth Development LLC, Resorts Construction, LLC with whom we intend to contract to construct part of the Sonesta Resort as described above, Resorts Concepts, LLC which operates a design business, Titan
Manufacturing, LLC with whom we intend to purchase roof tiles for our developments, South Beach Resorts LLC in conjunction with Mr. Pauzar and Mr. Maddock which is redeveloping the Boulevard Hotel on South Beach, Miami.

Malcolm J. Wright and members of his family are the majority shareholders of Xpress Ltd., a company that has experience marketing vacation homes in Europe. On November 3, 2003, we entered into an exclusive sales and marketing agreement with Xpress to sell the units in The Sonesta Orlando Resort at Tierra Del Sol being developed by us. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by us plus a marketing fee of 1.5%. Pursuant to the terms of the agreement, one-half of the sales fee is payable upon entering into a sales contract (with deposits paid as required by the sales contract) for a unit in the resort and the other half is due upon closing the sale. As of December 31, 2004, we had paid Xpress $3,505,748 of cash, issued Xpress 120,000 shares of Series A Preferred Stock valued at $1,200,000, and transferred to Xpress a 1913 Benz automobile valued at $500,000 in connection with sales fees. For the fiscal year ended December 31, 2005, Xpress was paid a total of $2,654,735 in sales fees. As of December 31, 2005, we had pre-paid Xpress a total of $3,516,000 in sales commissions in connection with approximately $37,666,000 in deposits received on sales in the Sonesta Resorts.

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

In November 2003, Malcolm Wright, our Chief Executive Officer and Chairman, Gillian Wright our former Director, and our subsidiary, American Leisure, Inc., sold 82.5% of the ownership interests of American Vacation Resorts, Inc.
("AVR"),  a  vacation  club  to  our  current  President and Director, Frederick
Pauzar, in consideration for an aggregate of $1,500,000 in promissory notes, pursuant to the terms of a Stock Purchase Agreement. In April 2004, pursuant to an amendment to the stock purchase agreement, the parties agreed to substitute seventeen (17) vacation properties located in Kissimmee, Florida, as consideration for the purchase of the interests of AVR, in place of the payment of $1,500,000 in promissory notes.

In June 2004, we granted warrants to each of Malcolm J. Wright and L. William Chiles for their services as directors to purchase 100,000 shares (or an aggregate of 200,000 shares) of our common stock at an exercise price of $1.02 per share. Warrants to purchase 75,000 shares have vested to each of them. Warrants to purchase the remaining 25,000 shares will vest to each of them on the next anniversary date of each of their terms as a director, provided they are then serving in said capacity. While the terms of these warrants have been agreed to, they have not been memorialized in a formal agreement as of the date of this filing.

On  February  1,  2005,  Gillian  Wright  resigned  as  one  of  our  Directors.

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

In March 2005, we closed on the sale of 13.5 acres of commercial property in Davenport, Polk County, Florida at the corner of U.S. Hwy. 27 and Sand Mine
Road. The property was sold for $4,020,000. We paid-off secured debt on the property of $1,300,000 plus accrued interest and other costs. We used the net proceeds for working capital and to pay $1,948,411 of notes payable to related parties attributable to the acquisition and retention of the property. Profits on the sale of this property amounted to approximately $968,000.


Thomas Cornish has previously served as a member of our advisory board, which we no longer have. He is the President of the Seitlin Insurance Company. Our board of directors has authorized Seitlin to place a competitive bid to provide insurance for The Sonesta Orlando Resort at Tierra del Sol. During 2004 and 2005, Mr. Cornish provided services on our advisory board in consideration for $1,500 and $3,000, respectively. David Levine has served as a member of our advisory board, which we no longer have. He provided services on our advisory board during 2004 and 2005 in consideration for $3,000 and $1,500, respectively. We reimbursed Mr. Levine for travel expenses in the amount of $1,613 and $8,521 during 2004 and 2005, respectively. Charles J. Fernandez, a member of our advisory board provided services on our advisory board during 2005 for which he was paid $3,000. We authorized warrants to each of Thomas Cornish, Charles J.

Fernandez and David Levine to purchase 100,000 shares (or an aggregate of 300,000 shares) of our common stock at an exercise price of $1.02 per share in consideration for their services as advisors. The warrants vested immediately with respect to the purchase of 50,000 shares by each of them. Warrants to purchase the remaining 50,000 shares will vest to by each of them in equal amounts on their next two anniversary dates as advisors. While the terms of these warrant agreements have been agreed to, they have not been memorialized in a formal agreement as of the date of this filing. We previously announced Messrs Cornish, Levine and Fernandez as Director nominees, however we currently have no present intention for such individuals to serve on our Board of Directors.

In June 2005, Arvimex, Inc., which is controlled by our significant shareholder, Roger Maddock, exercised warrants to purchase 160,000 shares of our common stock at $0.001 per share, for aggregate consideration of $160.

In July 2005, we issued 171 shares of Series E preferred stock to The Martin Topolsky Trust in exchange for an equity interest in Around The World Travel Holdings, Inc., consisting of 13,500 shares of its Series A preferred stock and 21,687 shares of its common stock.

On July 1, 2005, we granted warrants to L. William Chiles, a Director, to purchase 168,672 shares of our common stock at an exercise price of $1.02 per share and warrants to Malcolm J. Wright, our Chief Executive Officer and Director, to purchase 347,860 shares of our common stock at an exercise price of $1.02 per share. We issued the warrants to Mr. Chiles and Mr. Wright as consideration for them renewing their personal guarantees regarding the loan with Grand Bank & Trust of Florida in connection with our renewal of that loan.

South Beach Resorts, LLC, has contracted with one of the Company's subsidiaries Wright Resort Villas & Hotels, Inc. to receive hotel management services for a hotel wish it owns and is redeveloping. Mr. Pauzar, Mr. Wright and Mr. Maddock control the membership interests of the limited liability company which owns and controls South Beach Resorts, LLC.

In September 2005, we reported in a Form 8-K filing, our entry into a non-binding term sheet with Vici Marketing Group, LLC ("Vici"), whereby we were to purchase 100% of the assets of Vici in return for 235,000 shares of common stock to members of Vici and up to an additional 2,000,000 shares of the Company's common stock. The acquisition of Vici was anticipated to close by October 30, 2005. We never closed the acquisition with Vici, did not issue Vici any shares, and do not anticipate closing such acquisition in the future.

On December 28, 2005 we granted warrants to Malcolm J. Wright, our Chief Executive Officer and Director, to purchase 2,008,500 shares of our common stock at an exercise price of $1.02 per share. We issued the warrants to Mr. Wright as consideration for his personal guarantee regarding the construction and land loans with KeyBank, N.A. While the terms of these warrants have been agreed to, they have not been memorialized in a formal agreement as of the date of this filing.

In December 2005, in connection with the Stanford Credit Facility, the Company granted SIBL and its designees warrants to purchase 308,000 shares of the Company's common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $0.001 per share, which warrants expire five years from their grant date. (The Stanford Credit Facility and warrants are described in greater detail above).

In  December  2005  in  connection  with  their  guaranty of the Stanford Credit
Facility pursuant to the Irrevocable and Unconditional Guaranty, the Company agreed to issue an aggregate of 405,000 warrants to purchase shares of the Company's common stock to certain third party entities. The warrants have an exercise price of $1.02 and expire 5 years from the expiration date of the third parties guaranties. (the Stanford Credit Facility and Irrevocable and Unconditional Guaranty are described in greater detail above). While the terms of these warrants have been agreed to, they have not been memorialized in a formal agreement as of the date of this filing.

On January 9, 2006, with an effective date of June 14, 2002, the Company entered into an Amended Debt Guarantor Agreement ("Amended Debt Agreement") with Malcolm
J. Wright, its Chief Executive Officer and Director and L. William Chiles, a Director of the Company (collectively, Mr. Wright and Mr. Chiles are referred to herein as the "Guarantors"). Pursuant to the Amended Debt Agreement, the Company and the Guarantors agreed to amend the terms of the prior Debt Guarantor Agreement entered into between the parties. The original Debt Guarantor Agreement provided for the Guarantors to receive warrants to purchase shares of the Company's common stock at $2.96 per share in an amount equal to 3% of any Company indebtedness that they personally guarantee. The Amended Debt Agreement decreased the exercise price of the warrants to be issued in connection with any of the Guarantor's guarantees to $1.02 per share (the "Guarantor Warrants"). Under the Amended Debt Agreement, the warrants issued to the Guarantors are exercisable until five years after the date the Guarantor is no longer obligated to personally guarantee such Company indebtedness. Additionally, under the Amended Debt Agreement, the fee which the Guarantors receive for a pledge of personally owned collateral to secure Company indebtedness was increased from 1% of such total indebtedness guaranteed (as was provided under the original Debt Guarantor Agreement), to 2% of the total amount of indebtedness guaranteed. The 2% fee is paid to the Guarantors in Guarantor Warrants with the same terms and conditions as provided above.

Mr. Wright pledged to Stanford 845,733 shares of our common stock which he holds. Stanford is currently in possession of the shares of our common stock that Mr. Wright pledged; however, Mr. Wright retained the power to vote (or to direct the voting) and the power to dispose (or direct the disposition) of those shares. Mr. Chiles had personally guaranteed $2,000,000 of the $6,000,000 received from Stanford and pledged to Stanford 850,000 shares of our common stock held by Mr. Chiles. Stanford released Mr. Chiles from the personal guarantee and released his common stock from the pledge when we closed the $6,000,000 credit facility. Mr. Wright and Mr. Chiles have each also given a personal guarantee regarding a loan in the principal amount of $6,000,000 that was made to Tierra Del Sol Resort Inc. by Grand Bank & Trust of Florida. We have authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase
587,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $1.02 per share. We are under a continued obligation to issue warrants at $1.02 to Messrs. Wright and Chiles for guarantees that they may be required to give on our behalf going forward.

Additionally, Mr. Wright has guaranteed the Harborage Note, as described in greater detail under "Description of Business," above, for which he received 42,962 warrants to purchase shares of the Company's common stock at an exercise price of $1.02 per share. While the terms of these warrants have been agreed to, they have not been memorialized in a formal agreement as of the date of this filing.

In January 2006, in connection with the SIBL Reedy Creek Loan, the Company granted SIBL warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $5.00 per share and warrants to purchase 77,000 shares of the Company's common stock at an exercise price of $0.001 per share, which warrants expire five years from their grant date.

In January 2006, in connection with the SIBL Reedy Creek Loan, the Company granted warrants to four separate affiliates of SIBL entitling them to purchase an aggregate of 154,000 shares of the Company's common stock at an exercise price of $5.00 per share and 77,000 shares at an exercise price of $.001 per share. The warrants have a term of five years and are immediately exercisable.

In January 2006, in connection with Mr. Wright's guarantee of the Amended Note, the Company agreed to grant Mr. Wright warrants to purchase 240,000 shares of the Company's common stock at an exercise price of $1.02 per share. The warrants are being granted pursuant to an existing agreement between the Company and Mr. Wright and expire 5 years from the expiration date of the guarantees. In addition, the Company has agreed to register the shares underlying the warrants granted to Mr. Wright on its next registration statement. While the terms of these warrants have been agreed to, they have not been memorialized in a formal agreement as of the date of this filing.

In March 2006, in connection with Mr. Crosbie's appointment as Executive Vice President, General Counsel and Secretary of the Company, Mr. Crosbie was granted 100,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.02 per share. One half of the warrants, or 50,000 vested on March 15, 2006, with the remaining warrants vesting 25,000 at a time on March 15, 2007 and March 15, 2008, assuming he is still a Director of the Company on those dates. While the terms of these warrants have been agreed to, they have not been memorialized in a formal agreement as of the date of this filing.

In March 2006, we appointed Jeffrey Scott as President of Hickory. In connection with Mr. Scott's appointment, we agreed to grant him warrants to purchase 100,000 shares of the Company's common stock. The warrants have an exercise price of $5.00 per share. One half, or 50,000 of Mr. Scott's warrants vested on March 2, 2006, with the remaining 50,000 warrants vesting as follows, 25,000 warrants on March 2, 2007 and the remaining 25,000 warrants on March 2, 2008, assuming Mr. Scott is still employed by the Company on those dates.
While the terms of these warrants have been agreed to, they have not been memorialized in a formal agreement as of the date of this filing.

In March 2006, with an effective date of December 30, 2005, we purchased the minority interest of our now wholly owned subsidiary, Tierra Del Sol, Inc. (the "Minority Interest") from Harborage Leasing Corporation ("Harborage"). The purchase price of the Minority Interest from Harborage was a promissory note for $1,411,705 ("Harborage Note"); the right to receive, without payment, two (2) three-bedroom condominium units to be constructed in Phase 2 of the Tierra Del Sol Resort, or in the event title to both such units is not delivered by December 31, 2007, then, in lieu thereof, payment of $500,000.00 for each such unit that is not transferred by such date; 197,000 shares of the Company's common stock; and warrants to acquire 300,000 additional shares of the Company's common stock at a price of $5.00 per share. The Harborage Note is guaranteed by Malcolm J. Wright, the Company's Chief Executive Officer and Director, for which he received a guaranty fee equal to three percent (3%)_of the amount guaranteed. The Company paid this fee through the grant of 102,321 warrants to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration date of the guaranty.
While the terms of these warrants have been agreed to, they have not been memorialized in a formal agreement as of the date of this filing.

ITEM 13. EXHIBITS

The exhibits listed below are filed as part of this annual report.

EXHIBIT NO.  DESCRIPTION OF EXHIBIT

2.1  (1)     Stock  Purchase  Agreement

3.1  (2)     Articles  of  Incorporation

3.2  (3)     Amended  and Restated Articles of Incorporation filed July 24, 2002

3.3  (3)     Certificate  of  Amendment  of  Amended  and  Restated  Articles of
             Incorporation filed  July  24,  2002

3.4  (3)     Amended  and  Restated  Bylaws

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

10.6 (5)     Registration  Rights Agreement with Charles Ganz dated January 29,
             2003

10.7 (5)     Securities  Purchase  Agreement with Ted Gershon dated January 29,
             2003

10.8 (5)     Asset  Sale  Agreement  with  Ted  Gershon  dated January 29, 2003

10.9 (5)     Registration  Rights  Agreement with Ted Gershon dated January 29,
             2003

10.10(6) Confirmation of Effective Date and Closing Date of $6,000,000 Line of Credit

10.11(6)     Credit  Agreement  with  Stanford  for  $6,000,000 Line of Credit

10.12(6) First Amendment to Credit Agreement with Stanford for $6,000,000 Line of Credit

10.13(6) Mortgage Modification and Restatement Agreement between Tierra Del Sol Resort Inc., formerly Sunstone Golf Resort, Inc., formerly Sunstone Golf Resort, Inc. ("TDSR") and Stanford dated December 18, 2003

10.14(6)     Registration  Rights  Agreement  with Stanford dated December 18,
             2003

10.15(6) Florida Mortgage and Security Agreement securing the $6,000,000 Line of Credit

10.16(6) Second Florida Mortgage and Security Agreement securing the $6,000,000 Line of Credit

10.17(6) Security Agreement by Caribbean Leisure Marketing Limited and American Leisure Marketing and Technology Inc. dated December 18, 2003, securing the $6,000,000 Line of Credit

10.18(6) Warrants issued to Daniel T. Bogar to purchase 168,750 shares at $2.96 per share

10.19(7) Warrants issued to Arvimex, Inc. to purchase 120,000 shares at $0.001 per share

10.20(7) Warrant Purchase Agreement with Stanford to purchase 600,000 shares at $0.001 per share and 1,350,000 shares at $2.96 per share

10.21(7) Warrants issued to Arvimex to purchase 270,000 shares at $2.96 per share

10.22(10)    Credit  Agreement  with  Stanford for $1,000,000 Credit Facility

10.23(10)    Credit  Agreement  with  Stanford for $3,000,000 Credit Facility

10.24(10)    Instrument  of Warrant Repricing to purchase 1,350,000 shares at
             $0.001  per  share

10.25(10)    Warrant  Purchase  Agreement  with  Stanford to purchase 500,000 shares  at  $5.00  per  share

10.26(10)    Registration  Rights Agreement with Stanford dated June 17, 2004

10.27(8) Agreement and First Amendment to Agreement to Purchase Galileo Notes with GCD Acquisition Corp. ("GCD"), dated March 19, 2004 and March 29, 2004, respectively

10.28(8)     Assignment  Agreement  for  Security  for  Galileo  Notes

10.29(18)    Bridge  Loan  Note  for  $6,000,000  issued  by Around The World
             Travel, Inc. in favor of Galileo International, LLC and acquired by the Registrant

10.30(18)    Third  Amended and Restated Acquisition Loan Note for $6,000,000
             issued  by  Around The World Travel, Inc. in favor of Galileo
             International, LLC and  acquired  by  the  Registrant

10.31(18)    Amended  and Restated Initial Loan Note for $7,200,000 issued by
             Around The World Travel in favor of Galileo and acquired by the Registrant

10.32(18)    Promissory Note for $5,000,000 issued by Around The World Travel,
             Inc.  in  favor of CNG  Hotels, Ltd. and assumed by  the Registrant

10.33(18)    Promissory Note for $2,515,000 issued by TDSR in favor of Arvimex and  Allonge  dated  January  31,  2000

10.34(18)    Registration Rights Agreement with Arvimex dated January 23, 2004

10.35(13)    Development  Agreement  between  TDSR  and American Leisure Real
             Estate  Group,  Inc.

10.36(14)    Exclusive  Sales and Marketing Agreement between TDSR and Xpress
             Ltd.

10.37(15)    Asset  Purchase Agreement with Around The World Travel, Inc. for
             TraveLeaders

10.38(16)    Operating  Agreement between American Leisure Hospitality Group,
             Inc.  and  Sonesta  Orlando,  Inc.,  dated  January  29,  2005

10.39(17)    Second  Re-Instatement  and  Second  Amendment  to  Contract  of
             Advantage Professional Management Group, Inc. to sell unimproved land in Davenport, Florida to Thirteen Davenport, LLC

10.40(17)    Purchase  Agreement  between  Advantage  Professional Management
             Group, Inc. and Paradise Development Group, Inc. to sell part of unimproved land in Davenport, Florida

10.41(17)    First  Amendment  to  Purchase  Agreement  between  Advantage
             Professional Management Group, Inc. and Paradise Development Group,
             Inc. to sell part  of  unimproved  land  in  Davenport,  Florida

10.42(17)    Assignment  of  Purchase  Agreement,  as  amended,  to  Thirteen
             Davenport, LLC to sell part of unimproved land in Davenport, Florida

10.43(20)    Note  and  Mortgage  Modification  Agreement dated May 12, 2005, regarding a Promissory Note in the original amount of $985,000 dated January 31, 2000, issued by TDSR in favor of Raster
             Investments, Inc. and a Mortgage in favor of Raster Investments, Inc.

10.44(20)    First Amendment to Asset Purchase Agreement with Around The World
             Travel,  Inc.  for  TraveLeaders  dated  March  31,  2005

10.45(21)    Management  Agreement  with  Around The World Travel, Inc. dated
             January  1,  2005

10.46(21)    License  Agreement  with  Around  The  World  Travel, Inc. dated
             January  1,  2005

10.47(21)    Agreement  with  Shadmore  Trust  U/A/D  dated  April 1, 2004 to acquire common  stock, preferred  stock  and indebtedness of  AWT

10.48(21)    Promissory Note for $1,698,340 issued by the Registrant in favor of  Shadmore  Trust  U/A/D  and  dated  April  1,  2004

10.49(21)    Stock  Purchase  Agreement  dated  April  12,  2004  to  acquire preferred  stock  of  Around  The  World  Travel,  Inc.

10.50(21)    Additional  $1.25M issued by the Registrant in favor of Stanford and  dated  November  15,  2004.

10.51(21)    Third Amendment to Credit Agreement with Stanford for $1,000,000 and Second Additional Stock Pledge Agreement dated
             December 13, 2004

10.52(21)    Second  Renewal  Promissory  Note  for  $1,355,000 issued by the
             Registrant  in  favor  of  Stanford  and  dated  December  13, 2004

10.53(21)    Agreement  dated  March  17,  2005,  to Terminate Right of First
             Refusal Agreement and Amend Registration Rights  Agreement with
             Stanford

10.54(22)    Warrant  Agreement and Warrants to Malcolm J. Wright to purchase
             100,000  shares  at  $1.02  per  share

10.55(22)    Warrant  Agreement and Warrants to L. William Chiles to purchase
             100,000  shares  at  $1.02  per  share

10.56(22)    Warrant  Agreement  and Warrants to T. Gene Prescott to purchase
             100,000  shares  at  $1.02  per  share

10.57(22)    Warrant  Agreement  and  Warrants  to  Charles  J.  Fernandez to
             purchase  100,000  shares  at  $1.02  per  share

10.58(22)    Warrant  Agreement  and  Warrant  to  Steven  Parker to purchase
             200,000  shares  at  $1.02  per  share

10.59(22)    Warrant  Agreement  and  Warrants  to  Toni Pallatto to purchase
             25,000  shares  at  $1.02  per  share

10.60(21)    Employment  Agreement, as amended, between L. William Chiles and
             Hickory  Travel  Systems,  Inc.

10.61(21)    Employment Agreement between L. William Chiles and the Registrant

10.62(21)    First  Amendment  to  $3  Million  Credit  Agreement

10.63(21)    Instrument  of  Warrant  Repricing to purchase 100,000 shares at
             $0.001  per  share

10.60(23)    Commitment  Letter  with  KeyBank  National  Association  for
             $96,000,000  for  Phase  I

10.61(23)    Commitment  Letter  with  KeyBank  National  Association  for
             $14,850,000  for  Phase  II

10.62(24)    Re-Stated Promissory Note for $6,356,740 issued in favor of Around
             The  World  Travel,  Inc.  dated  June  30,  2005.

10.63(26)    Commitment  Letter  with  KeyBank  National  Association  for
             $96,000,000  for  Phase  I

10.63(27)    Commitment  Letter  with  KeyBank  National  Association  for
             $14,850,000  for  Phase  II

10.64(27)    Commitment  Letter  with  KeyBank  National  Association for up to
             72,550,000,  with  a  maximum principal balance of $40,000,000 for
             Phase 1 dated December  1,  2005

10.65(27)    Commitment  Letter  with  KeyBank  National  Association for up to
             $14,850,000  for  Phase  2  dated  December  1,  2005

10.66(28)    Construction  Loan Agreement with KeyBank National Association for
             $40,000,000  for  Phase  1  dated  December  29,  2005

10.67(28)    Promissory  Note with KeyBank National Association for $40,000,000

10.68(28)    Loan  Agreement  with KeyBank National Association for $14,850,000 for  Phase  2  dated  December  29,  2005

10.69(28)    Promissory  Note with KeyBank National Association for $14,850,000

10.70(28)    Promissory  Note  for  $4,000,000 issued by TDS Management, LLC in favor  of  PCL  Construction  Enterprises,  Inc.

10.71(28)    Guaranty  by  the  Registrant of the $4,000,000 Promissory Note to
             PCL  Construction  Enterprises,  Inc.

10.72(28)    Guaranty  of  Malcolm  J.  Wright  guaranteeing  the  $4,000,000
             Promissory  Note  to  PCL  Construction  Enterprises,  Inc.

10.73(28)    Addendum  to Construction Loan Agreement Condominium and Townhouse
             Project  Development

10.74(28)    Payment  Guaranty  Phase  1

10.75(28)    Payment  Guaranty  Phase  2

10.76(28)    Amended  Debt  Guarantor  Agreement

10.77(28)    Guaranty  of  Tierra  Del  Sol  (Phase  1),  Ltd. guaranteeing the
             $4,000,000  Promissory Note to PCL Construction Enterprises, Inc.
             (exhibit 10.7)

10.78(28)    Performance  and  Completion  Guaranty

10.79(28)    Pledge  and  Security  Agreement

10.80(29)    Option  Exercise  Agreement  with Stanford Financial Group Company

10.81(29)    Assignment  of  Interest  in  Reedy Creek Acquisition Company, LLC

10.82(30)    Registration  Rights  Agreement  with  SIBL  dated January 4, 2006

10.4(30)     Credit  Agreement  with  SIBL

10.83(29)    $7,000,000  Promissory  Note  with  Bankers  Credit  Corporation

10.7(29) Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement

10.84(29)    Renewed,  Amended  and  Increased  Promissory  Note

10.85(30)    Stanford  International  Bank,  Ltd.  Warrant for 77,000 shares at
             $0.001  per  share

10.86(30)    Stanford  International  Bank,  Ltd. Warrant for 154,000 shares at
             $5.00  per  share

10.87(29)    Irrevocable  and  Unconditional  Guaranty

10.88(30)    Registration  Rights  Agreement  with SIBL dated December 28, 2005

10.89(29)    SIBL  $2.1  million  note

10.90(30)    Partnership  Interest Pledge and Security Agreement and Collateral
             Assignment  (Phase  1)

10.91(30)    Partnership  Interest Pledge and Security Agreement and Collateral
             Assignment  (Phase  2)

10.92(30)    SIBL  Warrant  Agreement  for  2%  Phase  1  interest

10.93(30)    SIBL  Warrant  Agreement  for  2%  Phase  2  interest

10.94(29)    Stanford  International  Bank,  Ltd. Warrant for 154,000 at $0.001
             per  share

10.95(29)    Stanford International Bank, Ltd. Warrant for 308,000 at $5.00 per
             share

10.96(31)    Original  Purchase  Agreement

10.97(32)    First  Amendment  to  Asset  Purchase  Agreement

10.98(33)    Settlement  Agreement  effective  as  of  December 31, 2005 by and among American Leisure Holdings, Inc., American Leisure Equities
             Corporation and Around  The  World  Travel,  Inc.

10.99(34)    Stock Purchase Agreement between Harborage Leasing Corporation and the  Company

10.100(34)    $1,411,705  Promissory  Note  payable  to  Harborage  Leasing
              Corporation

10.101(34)    Malcolm  J.  Wright  Guaranty  Agreement  regarding  $1,411,705
              Promissory  Note  with  Harborage  Leasing  Corporation

10.102(34)    Harborage  Leasing Corporation warrant to purchase 300,000 shares of  common  stock  at  $5.00  per  share

10.103*       Third  Party  Debt  Guarantor  Agreement

10.104*       Note  Modification  Agreement  with  SIBL

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

16.5  (11)    Letter  from  Marc  Lumer  &  Company

16.6  (11)    Letter  from  Byrd  &  Gantt,  CPA's,  P.A.

16.7  (12)    Letter  from  Malone  &  Bailey,  PLLC

16.8  (19)    Letter  from  Bateman  &  Co.,  Inc.,  P.C.

21.1*         Subsidiaries  of  American  Leisure  Holdings,  Inc.

31* Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (6) Personal Guarantee by Malcolm J. Wright guaranteeing the $6,000,000 Line of Credit

99.2(25)      Press  Release  issued  September  6, 2005, announcing Frederick
              W. Pauzar  as  Chief  Operating  Officer  and  a  Director

* Filed herein.

(1) Filed as Exhibit 2.1 to the Registrant's Form 8-K on June 28, 2002, and incorporated herein by reference.

(2) Filed as Exhibit 3.1 to the Registrant's Form SB-1 on October 20, 2000, and incorporated herein by reference.

(3) Filed as Exhibits 3.1, 3.2, 3.3, 3.4 10.2, and 16.1, respectively, to the Registrant's Form 10-QSB on August 19, 2002, and incorporated herein by reference.

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

(7) Filed as Exhibits 99.11, 99.12 and 99.13, respectively, to the Registrant's Form 10-QSB on May 25, 2004, and incorporated herein by reference.

(8) Filed as Exhibits 99.1 and 99.2, respectively, to the Registrant's Form 8-K on April 6, 2004, and incorporated herein by reference.

(9)  Filed  as  Exhibits  3.1,  10.1,  10.2,  10.3,  10.4,  10.5  and  99.2,
     respectively, to the Registrant's Forms 8-K/A filed on August 6, 2004, and incorporated herein by reference.

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

(22) Filed  as  Exhibits  10.54,  10.55,  10.56,  10.57,  10.58  and  10.59,
     respectively, to the Registrant's Form SB-2/A on July 7, 2005, an incorporated herein by reference.

(23) Filed as Exhibit 10.1 and 10.2, respectively to the Registrant's Form 8-K on August 18, 2005, and incorporated herein by reference.

(24) Filed as Exhibit 10.5 to the Registrant's Form 8-K on August 19, 2005, and incorporated herein by reference.

(25) Filed as Exhibit 99.1 to the Registrant's Form 8-K on September 6, 2005, and incorporated herein by reference.

(26) Filed as Exhibits to our Report on Form 8-K filed with the Commission on August 18, 2005, and incorporated herein by reference.

(27) Filed as Exhibits to our Report on Form 8-K filed with the Commission on December 15, 2005 and incorporated herein by reference.

(28) Filed as Exhibits to the Registrant's report on form 8-K on January 12, 2006 and incorporated by reference herein.

(29) Filed as Exhibits to the Registrant's report on Form 8-K filed on January 19, 2006 and incorporated herein by reference.

(30) Filed as Exhibits to the Company's report on Form 8-K, which was filed with the SEC on March 28, 2006.

(31) Filed as Exhibit 10.1 to the Company's report on Form 8-K, which was filed with the SEC on January 6, 2005, and is incorporated herein by reference.

(32) Filed as Exhibit 10.44 to the Company's report on Form 10-QSB for the quarter ended March 31, 2005, which was filed with the SEC on May 23, 2005, and is incorporated herein by reference.

(33) Filed as Exhibit 10.3 to the Company's report on Form 8-K, which was filed with the SEC on March 2, 2006, and is incorporated herein by reference.

(34) Filed as Exhibits to the Company's Report on Form 8-K, which was filed with the SEC on March 29, 2006, and is incorporated herein by reference.

(i) In addition to Stanford International Bank, Ltd. ("SIBL"), four individuals were granted warrants in connection with the Option Agreement. Those four individuals, Ronald Stein, Osvaldo Pi, Daniel Bogar and William Fusselman were each granted warrants to purchase 19,250 shares of the Company's common stock at $0.001 per share, and warrants to purchase 38,500 shares of the Company's common stock at $5.00 per share, which warrants are identical to the SIBL warrants attached hereto as Exhibits 10.9 and 10.10, respectively, other than the number of shares which those warrants are exercisable for.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT  FEES

The audit and audit related fees billed for audit and review of the Company's annual and quarterly financial statements were $56,000 and $83,257 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

AUDIT  RELATED  FEES

The Company did not pay any additional fees for the years ended December 31, 2005 and 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financials statements.

TAX  FEES

The Company paid $41,990 and $0, in fees for the years ended December 31, 2005 and 2004, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

ALL  OTHER  FEES

The Company's principal independent accountants did not bill the Company for any services other than the foregoing for the fiscal years ended December 31, 2005 and December 31, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN LEISURE HOLDINGS, INC.

                        By:  /s/ Malcolm J. Wright
                             --------------------------
                        Name:  Malcolm J. Wright
                        Title: Chief Executive Officer and
                               Director
                        Date:  March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                           DATE
     ---------                         -----                           ----

/s/ Malcolm J. Wright         Chief Financial Officer,            March 31, 2006
----------------------        Chief Executive Officer, and
Malcolm J. Wright             Chairman of the Board of Directors


/s/ Frederick Pauzar          President, Chief Operating Officer, March 31, 2006
----------------------        and Director
Frederick Pauzar

/s/ Michael Crosbie           General Counsel,                    March 31, 2006
----------------------        Executive Vice President,
Michael Crosbie               and Secretary


/s/ L. William Chiles         Director                            March 31, 2006
----------------------
L. William Chiles