Form 10QSB
period 2006-03-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2006-05-22
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   --------------
               Commission file number 333-48312

                              AMERICAN LEISURE HOLDINGS, INC.
                              -------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                    75-2877111
            ------                                    ----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                     2460 Sand Lake Road, Orlando, FL 32809
                     --------------------------------------
                    (Address of principal executive offices)

                                 (407)-251-2240
                                 --------------
                         (Registrant's telephone number)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ].

     As of May 16, 2005, 10,642,974 shares of Common Stock of the issuer were outstanding ("Common Stock"), which amount does not include 850,000 shares of common stock held by our Director, William Chiles, which original 850,000 shares held by Mr. Chiles were reissued to Mr. Chiles into a greater number of share certificates in smaller amounts, but which original shares have not been cancelled by our Transfer Agent. We are currently in the process of cancelling the original 850,000 shares issued to Mr. Chiles, at which time Mr. Chiles will beneficially own a total of 850,000 shares of our common stock.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                               AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                            AS OF MARCH 31, 2006 AND YEAR ENDED DECEMBER 31, 2005

                                                                         MARCH 31, 2006    DECEMBER 31, 2005
                                                                        ----------------  -------------------
                                                                           UNAUDITED
                                            ASSETS
CURRENT ASSETS:
    Cash                                                                $        335,416   $          225,055
    Cash - Restricted                                                         21,249,358           13,175,354
    Accounts receivable, net                                                   1,080,412            2,043,141
    Other receivable                                                           5,788,553            6,587,357
    Prepaid expenses and other                                                    90,894               99,418
                                                                        ----------------  -------------------
             Total Current Assets                                             28,544,633           22,130,325
                                                                        ----------------  -------------------


PROPERTY AND EQUIPMENT, NET                                                    4,198,657            4,583,853
                                                                        ----------------  -------------------
LAND HELD FOR DEVELOPMENT                                                     49,312,308           34,695,281
                                                                        ----------------  -------------------

OTHER ASSETS
    Prepaid Sales Commissions                                                  8,742,733            7,770,949
    Prepaid Sales Commissions - affiliated entity                              3,469,838            3,516,209
    Investment-Senior Notes                                                    5,170,000            5,170,000
    Goodwill                                                                   5,925,437            5,925,437
    Trademark                                                                    968,750              975,000
    Other                                                                      3,747,452            5,156,193
                                                                        ----------------  -------------------
             Total Other Assets                                               28,024,210           28,513,788
                                                                        ----------------  -------------------

TOTAL ASSETS                                                            $    110,079,808   $       89,923,247
                                                                        ================  ===================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable             $     18,117,620   $        1,790,808
     Current maturities of notes payable-related parties                       1,095,541            1,268,101
     Accounts payable and accrued expenses                                     3,800,767            3,782,822
     Accrued expenses - officers                                               3,705,500            3,393,500
     Other                                                                       109,338              285,443
                                                                        ----------------  -------------------
             Total Current Liabilities                                        26,828,766           10,520,674

Long-term debt and notes payable                                              36,360,032           34,532,851
Put liability                                                                    985,000              985,000
Deposits on unit pre-sales                                                    38,068,034           37,666,368
                                                                        ----------------  -------------------
             Total liabilities                                               102,241,832           83,704,893
Commitments and contingencies                                           ----------------  -------------------

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
      March 31, 2006 and December 31, 2005                                        10,000               10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
      March 31, 2006 and December 31, 2005                                            28                   28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
      March 31, 2006 and December 31, 2005                                           272                  272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at
      March 31, 2006 and December 31, 2005                                            24                   24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       0 and 0 Series "F" shares issued and outstanding at
      March 31, 2005 and December 31, 2005                                             -                    -
     Common stock, 6.001 par value; 100,000,000 shares authorized;
       10,642,974 shares issued and outstanding at  March 31, 2006 and
       10,334,974 shares issued and outstanding at  December 31, 2005             10,643               10,335

     Additional paid-in capital                                               20,173,901           19,697,115

     Accumulated deficit                                                     (12,356,892)         (13,499,420)
                                                                        ----------------  -------------------
             Total Stockholders' Equity                                        7,837,976            6,218,354
                                                                        ----------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    110,079,808   $       89,923,247
                                                                        ================  ===================

See accompanying notes to financial statements.

                     AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                              THREE MONTHS ENDED  THREE MONTHS ENDED
                                                 MARCH 31, 2006     MARCH 31, 2005
                                                   -----------        -----------
                                                    UNAUDITED          UNAUDITED
Revenue
    Operating Revenues                         $     1,662,295    $    1,605,754
    Undeveloped Land Sales                          13,129,246         4,132,911
                                                   -----------        ----------

Total Revenue                                       14,791,541         5,738,665

Cost of Undeveloped Land Sales                      (9,796,634)       (3,062,991)
                                                   -----------        ----------

Gross Margin                                         4,994,907         2,675,674

Operating Expenses:
    Depreciation and amortization                     (415,372)         (431,382)
    General and administrative expenses             (2,259,945)       (2,405,156)
                                                   -----------        ----------

Income (Loss) from Operations                        2,319,590          (160,864)
                                                   -----------        ----------
Interest Expense                                    (1,240,148)         (393,319)

Equity in operations of unconsolidated affiliate        64,484                 -
                                                   -----------        ----------
Total Other Income (Expense)                        (1,175,664)         (393,319)
                                                   -----------        ----------

Income (Loss) before Income Taxes                    1,143,926          (554,183)

PROVISIONS FOR INCOME TAXES                             (1,399)                -
                                                   -----------        ----------

NET INCOME (LOSS)                               $    1,142,527     $    (554,183)
                                                   ===========        ==========

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                         $         0.07     $       (0.09)
                                                   ===========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             10,620,530         9,977,974
                                                   ===========        ==========

See accompanying notes to financial statements.


                            AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                           MARCH 31, 2006       MARCH 31, 2005
                                                                            -------------        ------------
                                                                              UNAUDITED            UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $   1,142,527         $  (554,183)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                        415,372             431,382
             Interest Expense                                                   1,240,148             393,319
             Non-cash warrant compensation                                        110,253                   -
          Changes in assets and liabilities:
             Increase in restricted cash                                       (8,074,004)                  -
             Decrease in receivables                                              962,729           2,460,079
             Decrease (Increase) in prepaid and other assets                    1,348,704         (1,388,560)
             Increase in prepaid commissions                                     (925,413)         (1,157,752)
             Increase (Decrease) in shareholder advances & notes payable         (172,560)                  -
             Increase (Decrease) in deposits on unit pre-sales                    401,666           2,867,598
             Decrease (Increase) in customer deposits                                   -          (2,712,035)
             Decrease (Increase) in accounts payable and accrued expenses         153,841          (4,231,662)
                                                                            -------------        ------------

             Net cash used in operating activities                            (3,396,737)          (3,891,814)
                                                                            -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets                                                  (30,176)                 -
     Property sold                                                              9,130,972                  -
     Capitalization of real estate carrying costs                             (10,361,734)           (49,757)
                                                                            -------------        ------------

             Net cash used in investing activities                             (1,260,938)            (49,757)
                                                                            -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Debt                                                                 -           6,391,615
     Payment of debt                                                             (129,181)         (1,300,000)
     Proceeds from notes payable                                                4,896,909                   -
     Proceeds from exercise of warrants                                               308                   -
     Payments of notes payable - related parties                                        -          (1,648,317)
                                                                            -------------        ------------
             Net cash provided by financing activities                          4,768,036           3,443,298
                                                                            -------------        ------------
             Net decrease in cash                                               8,184,365            (498,273)

CASH AT BEGINNING PERIOD                                                          225,055           2,266,042
                                                                            -------------        ------------

CASH AT END OF PERIOD                                                       $     335,416         $ 1,767,769
                                                                            =============        ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                 $       5,829         $   636,065
                                                                            =============        ============
     Cash paid for income taxes                                             $           -         $         -
                                                                            =============        ============

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
     Purchase of land held for development for notes payable                $  13,386,265         $         -
                                                                            =============        ============

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of March 31, 2006 and December 31, 2005, the related consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, (the financial statements) include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and restated Financial Statements and notes thereto included in the Company's December 31, 2005, Form 10-KSB and the Company's Forms 8-K & 8-K/A filings.

NOTE B - REVENUE RECOGNITION

American Leisure recognizes revenues on the accrual method of accounting. For the sales of units on the Orlando property and other property sales, revenues will be recognized upon the Orlando property and other property sales, upon the close of escrow for the sales of its real estate.

Revenues from travel, call center and other segments are recognized as earned, which is primarily at the time of delivery of the related service, publication or promotional material. Costs associated with the current period are expensed as incurred; those costs associated with future periods are deferred.

Costs associated with the acquisition and development, architectural and engineering costs of vacation resorts, including carrying costs such as interest and taxes, are capitalized as land held for development and will be allocated to cost of real estate sold as the respective revenues are recognized.

NOTE C - PROPERTY AND EQUIPMENT, NET

As of March 31, 2006, property and equipment consisted of the following:

                                                Useful
                                                Lives           Amount
                                             ----------      ----------
Equipment                                        3-5         $7,642,255
Furniture & fixtures                             5-7          1,559,375
                                                             ----------
Subtotal                                                      9,201,630
Less: accumulated depreciation and amortization               5,002,973
                                                             ----------
Property and equipment, net                                  $4,198,657
                                                             ==========

Depreciation expense for the three-month period ended March 31, 2006 amounts to $415,372.

NOTE D - NOTES PAYABLE - RELATED PARTIES

The Current maturities of notes payable - related parties is as follows:
Xpress Ltd                                              $ 174,433
Officers of Hickory Travel Services                       429,445
Malcolm Wright                                            167,401
Peter Webb                                                124,262
Shareholders of Hickory Travel Services                   180,000
Others                                                     20,000
                                                    -------------
Notes payable - related parties                        $1,095,541
                                                    =============

The current portion of notes payable includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $429,445. $131,945 of such amount is owed to L. William Chiles, a Director of the Company.

Included in Long-term debt and notes payable are debts and notes payable to the following related parties:

          Officers of Hickory Travel Services          $378,670
                                                 --------------
          Related party debt and notes                 $378,670
                                                 ==============

The long-term portion of notes payable includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $378,670. $93,670 of such amount is owed to L. William Chiles, a Director of the Company.

NOTE E - RELATED PARTY TRANSACTIONS

The Company accrues salaries payable to Malcolm Wright in the amount of $500,000 per year (and $250,000 per year in 2002 and 2003) with interest at 12%. As of March 31, 2006, the amount of salaries payable accrued to Mr. Wright amounts to $2,900,000 plus accrued interest on those salaries of $558,000.

The Company accrued director fees to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. No payments of director fees were paid during the current quarter and the balance of accrued director fees as of the end of the quarter covered by this report amounts to $195,000.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 TDSR entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through March 31, 2006 the total costs plus fees amounted to $19,829,898.

A trust for the natural heirs of Malcolm Wright is the majority shareholders of Xpress Ltd. ("Xpress"). On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR payable in two installments: one-half of the fee is paid when the rescission period has elapsed in a unit sales agreement and one-half is paid upon the conveyance of the unit. The agreement also provides for a marketing fee of 1.5% of the total sales prices received by TDSR. The marketing fee is paid when the first segment of the sales fee is paid. During the period since the contract was entered into and ended March 31, 2006 the total sales amounted to approximately $231,322,549. As a result of the sales, TDSR was obligated to pay Xpress a fee of $6,939,677, consisting of one-half of the sales fee and the full amount of the marketing fee. As of March 31, 2006, $6,765,244 has been paid to Xpress and $174,433 remains unpaid and is included in current maturities of notes payable - related parties (see Note D regarding Notes payable - Related parties). Based on the sales contracts as of March 31, 2006, TDSR will be obligated to pay Xpress $3,469,838, the other half of the sales fee, upon the conveyance of the units.

NOTE F - NET INCOME (LOSS) PER SHARE

Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income
(loss) per share as follows:


  Description                 Three months      Three months
                                 ended             ended
                               3/31/2006         3/31/2005
                              ----------        ----------
NET INCOME (LOSS)           $ 1,142,527        $ (554,183)

UNDECLARED PREFERRED
STOCK DIVIDEND                 (355,005)         (350,890)
                              ----------        ----------
NET LOSS AFTER PREFERRED
STOCK DIVIDEND               $  787,522         $ (905,073)
                              ==========        ==========

NET INCOME (LOSS) PER SHARE
    BASIC AND DILUTED              0.07             (0.09)


NOTE G - SHARES FOR SERVICES

In December 2004, FASB issued a revision to SFAS 123 (also known as SFAS 123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning December 15, 2005. SFAS 123R includes three transition methods: a prospective method, a modified prospective method and a retroactive method. The Company adopted SFAS 123R in the first quarter of the fiscal year ending December 31, 2006.

In accordance with SFAS No. 123R we have recorded approximately $110,000 as stock based compensation under the fair value method for the three months ended March 31, 2006. There was no proforma stock based compensation under the fair value method for the three months ended March 31, 2005.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 3.5%; volatility of 131% for 2006 and 196% for 2005 with no assumed dividend yield; and expected lives of five years.

During the three months ended March 31, 2006, the Company issued 200,000 warrants to two executives of the Company (100,000 to Michael Crosbie as Corporate General Counsel, Executive Vice President and Secretary of the Company and 100,000 to Jeff Scott as President of Hickory Travel Services); for each executive, 50,000 were immediately vested and the other 50,000 will vest in equal amounts in the next two years. In addition, 450,000 warrants were issued to Malcolm Wright for debt guarantees relating to the acquisition of land held for development during the three months ended March 31, 2006. As of March 31, 2006, there were 4,933,096 warrants outstanding to officers and directors and 2,191,000 warrants outstanding to third parties for a total outstanding of 7,124,096. In January 2006, 308,000 warrants were exercised of the Company's common stock at $.001 per share which increased the common stock outstanding to 10,642,974 shares and resulted in the Company receiving $10,643.

NOTE H - OPERATING SEGMENTS

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At March 31, 2006, the
Company's three business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments.

Tierra Del Sol, Inc. is planning to construct a 972-unit resort in Orlando, Florida on 122 acres of undeveloped land. Development is scheduled to commence in the summer of 2006. Presales commenced in February 2004.

American Leisure operates a call center and revenues are recognized upon the completion of the earning process from the completion of the travel of the customer, the trip to the properties for the potential purchase, or the appropriate event based on the agreement with American Leisure's client as to the ability to be paid for the service.

Travel Unit ("Travel") provides travel related services.

For the three months ending March 31, 2006:

In (000's)    Real Estate    Call Center       Travel          Elim.         Consol.
             -------------  -------------  -------------  -------------  -------------
Revenue       $   13,493     $       64     $    1,285     $       (50)   $    14,792
Segment
income
(loss)        $    2,304     $     (125)    $     (369)    $      (667)   $     1,143
Total Assets  $   96,142     $    2,755     $   11,505     $      (322)   $   110,080
Capital
Expenditures  $        -     $        -     $        -     $         -    $         -
Depreciation  $      186     $      162     $       67     $         -    $       415

For the three months ending March 31, 2005:

In (000's)    Real Estate    Call Center     Travel           Elim.         Consol.
             -------------  -------------  -------------  -------------  -------------
Revenue       $    4,279     $        -     $    1,460     $         -    $     5,739
Segment
income
(loss)        $       26     $     (240)    $     (340)    $         -    $      (554)
Total Assets  $   65,521     $    3,380     $   16,000     $   (18,293)   $    66,608
Capital
Expenditures  $        -     $        1     $        3     $         -    $         4
Depreciation  $      181     $      162     $       88     $         -    $       431


The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE I - RECLASSIFICATIONS

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 financial statement presentation.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF AMERICAN LEISURE HOLDINGS, INC. ("AMLH", "AMERICAN LEISURE," "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2006.

BUSINESS  HISTORY

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

We are in the process of developing a large, multi-national travel services, travel management and travel distribution organization. We have established a Travel Division, a Resort Development Division and a Communications Division. Through our various subsidiaries, we manage and distribute travel services, and develop, construct and will manage vacation home ownership and travel destination resorts and properties, develop and operate affinity-based travel clubs and own a call center in Antigua-Barbuda. Our businesses are intended to complement each other and create cross-marketing opportunities within our business. We intend to take advantage of the synergies between the distribution of travel services and the development, marketing, sale and management of vacation home ownership and travel destination properties.

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

During the quarter ended March 31, 2006, we received the majority of our operating revenues through the operations of Hickory which manages and distributes travel services, which accounted for approximately 70% of our operating revenues for the quarter ended March 31, 2006. Additionally, we had undeveloped land sales of $13,129,246, which were generated by Tierra del Sol in connection with the sale of forty-two acres of land in the Sonesta Resort for $9,090,130 to the Westridge Community Development District ("District") and an additional $4,039,116, which was received from the District in connection with reimbursements for site improvements on the land purchased by the District.

                                  RECENT EVENTS
                                  -------------

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

SETTLEMENT  AGREEMENT  WITH  AROUND  THE  WORLD  TRAVEL

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

The Settlement Agreement provides that the purchase price under the Amended Purchase Agreement will be reduced from $17,500,000 to $9,000,000. The parties agreed to implement the reduction of the purchase price by eliminating the remaining balance of the Purchaser Note approximately $5,297,788 and by establishing an obligation of AWT to pay to ALEC the amount of $3,185,548, which is payable on demand.

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

SONESTA  RESORT  FINANCING

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

The interest rate on the outstanding balance of the Construction Loan is the daily London Interbank Offered Rate ("LIBOR") plus 2.75%, currently 8.16% as of May 17, 2006, with the LIBOR rate as of that date of approximately 5.41%. The term of the Construction Loan is 24 months, with a maturity date of December 28, 2007. Interest on the Construction Loan is due and payable monthly beginning on the fifth day of the first month following the closing. If an event of default occurs under the Construction Loan (as described and defined below), the interest rate then in effect will become the greater of (a) the interest rate otherwise applicable plus 3%; or (b) 18%.

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

The borrowers will be able to draw amounts under the Construction Loan upon the fulfillment of various conditions. One of these conditions is, in the case of borrowings to construct a condominium building, the sale of at least 33 of the 36 units of each such building. As of the closing, the Company had delivered approximately 100% of the contracts required for construction of the town homes and 84% of the contracts required to commence construction of the condominium buildings. The Company's management believes that vertical construction of the Phase 1 units will begin as early as the second or third quarter of 2006.

The obligations of the borrowers under the Construction Loan are guaranteed by the Company, its Chief Executive Officer and Chairman, Malcolm J. Wright, and TDS Development, LLC, , a subsidiary of Tierra Del Sol Resort, Inc., pursuant to a Payment Guaranty and a Performance and Completion Guarantee. In connection with Mr. Wright's guarantee of the Construction Loan, he earned 1,200,000 warrants of the Company's common stock for such guarantee equal to three percent (3%) of the total indebtedness of the Construction Loan at an exercise price of $1.02 per share.

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

The Land Loan is a $14,850,000 term loan with a maturity date of June 28, 2007. The proceeds of the Land Loan were primarily used to repay existing debt of the property for the Sonesta Resort. The Land Loan bears interest at LIBOR plus 3.10% per annum, equal to 8.51% as of May 17, 2006, with the LIBOR equal to 5.41% as of that date.

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

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be $135,500,000 of which $8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $ 49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. The $14,000,000 will be funded by the bonds proceeds held by the Westridge Development District and from equity reserves held by Key Bank. Disbursement of the Construction Loan proceeds is structured as a $40,000,000 revolving construction loan credit facility. A Land Loan was also funded by Key Bank which was described above in the amount of $14,850,000 in connection with our planned Phase 2 development. As a result, we currently believe that we have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or increases in material costs. Phase 2 will be financed separately.

In November 2003, we entered into an exclusive sales and marketing agreement with Xpress Ltd. ("Xpress") to sell the vacation homes in the Sonesta Resort. Malcolm J. Wright, one of our founders and our Chief Executive Officer and Chairman, and members of his family are the majority shareholders of Xpress. As of March 31, 2006, Xpress has pre-sold approximately 653 vacation homes in a combination of contracts on town homes and reservations on condominiums for total sales volume of over $230 million.

REEDY  CREEK  ACQUISITION  COMPANY,  LLC  TRANSACTIONS

Background
---------------

In July 2005, the Company and Stanford Financial Group Company ("SFG") formed a new limited liability company named Reedy Creek Acquisition Company LLC ("Reedy Creek Acquisition Company") for the purpose of acquiring a parcel of approximately 40 acres of land located adjacent to the Animal Kingdom Theme Park at Walt Disney World, in Orlando, Florida (the "Reedy Creek Property"). The Reedy Creek Property is described in greater detail below under "Development Plans for Reedy Creek Property."

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

SIBL  Reedy  Creek  Loan  Terms
-------------------------------

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note has a maturity date of December 31, 2006, a principal balance of $8,000,000 and bears interest at the rate of 8% per year. Interest on the Amended Note is payable quarterly on June 30, 2006, September 30, 2006 and on the maturity date of the Amended Note. Upon an event of default as described in the Amended Note, SIBL has several rights and remedies, including causing the Amended Note to be immediately due and payable.

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

The Bankers Credit loan is evidenced by a Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of May 17, 2006 was 15% (with a prime rate, as reported by the Wall Street Journal of 8%). Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note is January 3, 2007, when all principal and unpaid interest is due and payable. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit Note is subject to a 1% exit fee. Additionally, if repaid by Reedy Creek Acquisition Company prior to July 3, 2006, the Bankers Credit Note is subject to an additional 1% repayment fee; however, if repaid after July 3, 2006, the Bankers Credit Note is not subject to the repayment fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

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

The Company's development of the Reedy Creek Property is currently planned to begin in the fourth quarter of 2007 and is currently planned to be completed sometime in 2009, funding and scheduling permitting. The Company will not know the total estimated cost of the development of the Reedy Creek Property until it has determined the market and completed designs for the properties. The Company does not currently have any funding in place for any of the capital which will be required to complete the development of the Reedy Creek Property and there is no assurance that funding will be available on favorable terms, if at all. The Company is currently seeking a joint venture partner for this property.

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

PURCHASE  OF  MINORITY  INTEREST  IN  TIERRA  DEL  SOL
-----------------------------------------------------

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

                                SUBSEQUENT EVENTS
                                -----------------

On or about May 1, 2006, with an effective date of March 15, 2006, we entered into an Employment Agreement with our Executive Vice President, General Counsel and Secretary, Michael D. Crosbie (the "Executive" and the "Employment Agreement"). The term of the Employment Agreement is from March 15, 2006, until March 15, 2009, unless he is terminated by us sooner as set forth in the Employment Agreement, during which time Mr. Crosbie will serve as our Executive Vice President, General Counsel and Secretary. Pursuant to the Employment Agreement, Mr. Crosbie agreed to work for us on a full-time basis and have no other outside business activities which require the devotion of a substantial amount of his time, without the consent of our Chief Executive Officer. In consideration for Mr. Crosbie's employment with us, we agreed to pay him a base salary of $170,000 per year, during the first year of his employment (pro rated from the effective date of the Employment Agreement), which salary shall increase no less than 10% annually. Additionally, Mr. Crosbie shall be eligible for a yearly bonus, which may be equal to or greater than his then base salary, based on the satisfactory performance of his duties under the Employment Agreement, however we have not committed to grant Mr. Crosbie any yearly bonus. Additionally, we agreed to provide Mr. Crosbie a vehicle allowance equal to 5% of his then annual salary.

In connection with Mr. Crosbie's Employment Agreement, we agreed to issue him 50,000 warrants which vested as of the effective date of the Employment Agreement; and 25,000 warrants vesting each year, on the anniversary of the effective date of his employment, that Mr. Crosbie is employed by the Company pursuant to the Employment Agreement, which warrants have an exercise price of $1.02 per share.

We may terminate Mr. Crosbie's Employment Agreement for cause as provided in the Employment Agreement and Mr. Crosbie may terminate his employment with us if we materially breach any term of the Employment Agreement. If we materially breach a term of the Employment Agreement and Mr. Crosbie terminates the agreement, he shall be entitled to receive his base salary for a period of one and a half years from the effective date of such termination as long as he does not accept any other full-time employment (the "Termination Payments"). If he accepts other full-time employment after the date of such termination or otherwise notifies us of his intent to terminate such payments, he will be entitled to receive, at our option, a one-time lump sum payment, discounted for the present value of such payment, equal to the balance of the payments he would have received during the remaining time of the one and one half year period pursuant to the Employment Agreement.

If the Employment Agreement has not been terminated pursuant to the terms of the Employment Agreement prior to the expiration of the term of the Employment Agreement, such employment shall automatically continue for additional six month periods, subject to either party providing 60 days written notice to the other party. However, if we terminate Mr. Crosbie after the initial term of the Employment Agreement for any reason other than for cause, he shall be entitled to Termination Payments as described above.

Additionally, pursuant to the Employment Agreement, Mr. Crosbie is able to terminate the Employment Agreement with us at any time, for any reason, provided that if his termination is not for breach of the Employment Agreement by us, he is only entitled to receive his compensation earned through the termination date.

                               PLAN OF OPERATIONS

We are currently in the process of integrating the administrative operations of Hickory and TraveLeaders. The integration process has been slower than we anticipated because it has taken us longer than expected to identify those operations that could be consolidated and determine the allocation and re-assignment of the personnel best suited for the consolidated enterprise; however, we expect such integration process to be completed in fiscal 2006. In addition, time has been required to analyze and determine the impact, if any, of certain litigation commenced by Around The World Travel regarding its contracts with Seamless Technologies, Inc. and others, as discussed in "Legal Proceedings," herein.

Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we receive and recognize as income 90% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization. The balance is retained by Around The World Travel as a management fee.

We are currently generating modest revenues from our call center joint venture in Antigua. We expect revenues from our call center operations to increase throughout the year based on existing contracts with major clients that will require an increase in the number of seats in the second quarter of 2006.

We believe that the capital requirement for the first phase of the resort will be approximately $135,500,000, of which $8,000,000 will be for the resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. On or about December 29, 2005 we closed on $54.85 million of senior debt to be used in the development of The Sonesta
Orlando Resort at Tierra Del Sol (the "Project"), described in greater detail above. KeyBank, N.A. is the lender of two credit facilities for the benefit of AMLH. The first is a land loan in the amount of $14,850,000, which is secured by Project land that is dedicated to specific phases of the development. The second is a $40,000,000 revolving construction loan, for up to $72,550,000 in funding that will fund the development and construction for Phase 1 of the Resort. Both loans are part of a comprehensive finance plan from KeyBank, N.A. who had the underwriting role in the sale of the Community Development District Bonds. Financing for the balance of the development budget, which includes infrastructure, retention, roads and green space of approximately $26,000,000, was through the sale of Westridge Community Development District bonds which was completed on December 29, 2005 as described above. In June 2005, we began the earth moving and clearing process on the land for the resort and we expect to begin the vertical construction in the third quarter of 2006.

As of the date of this filing, the Company anticipates using "Resorts Construction LLC," to construct and develop part of the Sonesta Resort and properties ("Resorts Construction"). It is anticipated that Resorts Construction will be 40.5% owned by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman. It is also anticipated that the yet to be signed construction contract with Resorts Construction will provide significant construction savings over the PCL contract described in detail above.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

GOING  CONCERN  CONSIDERATIONS
----------------------------

We have incurred losses during the development stage during our existence, and we have negative retained earnings. We had an accumulated deficit of $13,499,420 at December 31, 2005 and $12,356,892 as of March 31, 2006. We expect our travel operations through the end of the current fiscal year to require additional working capital of approximately $2,000,000 and Hickory to require approximately $500,000 in working capital during the next twelve months. If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations and/or to complete the construction of our planned vacation homes, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have entered into approximately 653 pre-construction sales contracts for units in the Sonesta Orlando Resort at Tierra Del Sol. We will recognize revenue when title is transferred to the buyer.

Revenues include property sales which are accounted for as the profits on the sales at the time of closing.

GOODWILL
--------

We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No.
144. In 2004, we recorded an impairment of $1,500,000 related to the acquisition of the TraveLeaders assets in December 2004, based on our payment of more than fair value. The remaining goodwill of $14,425,437 as of December 31, 2004 was composed of $12,585,435 from the TraveLeaders acquisition and $1,840,002 from the Hickory acquisition. In 2005 we renegotiated and ultimately reached a settlement on the acquisition which resulted in an acquisition of goodwill of $5,585,435 of which $1,500,000 was previously impaired resulting in a goodwill balance of $4,085,435. Our remaining goodwill of $1,840,002 is related to the Hickory acquisition and has not been further impaired as of either March 31, 2006 or December 31, 2005. Therefore, total goodwill amounts to $5,925,437. The goodwill will be evaluated on an annual basis and impaired whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable.

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

We had total revenue for the three months ended March 31, 2006 of $14,791,541, which was composed of operating revenues of $1,662,295 and undeveloped land sales of $13,129,246. This represented an increase in total revenues of $9,052,876, from total revenues of $5,738,665 of total revenues for the three months ended March 31, 2005. The reasons for the increase in total revenue for the three months ended March 31, 2006; compared to the three months ended March 31, 2005 were the $8,996,335 or 217.7% increase in undeveloped land sales relating to sale of forty-two acres of land to the District and the $56,541 or 3.5% increase in operating revenues relating to increased travel business.

Total cost of undeveloped land sales for the three months ended March 31, 2006, was $9,796,634, compared to cost of undeveloped land sales of $3,062,991 for the three months ended March 31, 2005, an increase of $6,733,643 or 219.8% from the prior period. The increase in cost of undeveloped land sales was directly related to the increased land sales for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

We had a gross margin of $4,994,908 for the three months ended March 31, 2006, compared to a gross margin of $2,675,674 for the three months ended March 31, 2005, an increase of $2,319,234 or 86.7% from the prior period, which increase in gross margin was mainly due to the 157.8% increase in total revenue offset by the 219.8% increase in cost of undeveloped land sales for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

We had total operating expenses of $2,675,317 for the three months ended March 31, 2006, compared to total operating expenses of $2,836,538 for the three months ended March 31, 2005, a decrease in total operating expenses of $161,221 or 5.7% from the prior period. The decrease in total operating expenses from the prior period was mainly due to the $145,211 or 6.0% decrease in general and administrative expenses caused by personnel reductions and cost containment efforts in our travel sector plus a large decrease in expenditures in our communications sector.

We had total income from operations of $2,319,590 for the three months ended March 31, 2006, compared to total loss from operations of $160,864 for the three months ended March 31, 2005, an increase in income from operations of $2,480,454 from the prior period. The increase in total income from operations was mainly due to the sale of forty-two acres of undeveloped land to the District, as described above.

We had total interest expense of $1,240,148 for the three months ended March 31, 2006, compared to total interest expense of $393,319 for the three months ended March 31, 2005, an increase in interest expense of $846,829 or 215% from the prior period. The increase in interest expense was mainly due to interest on loans from Stanford that were not in place in the first quarter of 2005 and the amortization of deferred financing costs.

We had equity in operations of unconsolidated affiliate of $64,484 for the three months ended March 31, 2006, compared to equity in operations of unconsolidated affiliate of $-0- for the three months ended March 31, 2006. Equity in operations of unconsolidated affiliate for the three months ended March 31, 2006 was due to the call center operations of Caribbean Media Group, Ltd. Caribbean Leisure Marketing, Ltd., our wholly owned subsidiary, owns 49% of Caribbean Media Group, Ltd.

We had income before income taxes of $1,143,926 for the three months ended March 31, 2006, compared to loss before income taxes of $554,183 for the three months ended March 31, 2005, an increase in income before income taxes of $1,698,109 or 306% from the prior quarter.

We had provision for income taxes of $1,399 for the three months ended March 31, 2006, compared to provision for income taxes of $-0- for the three months ended March 31, 2005.

We had net income of $1,142,527 for the three months ended March 31, 2006, compared to net loss of $554,183 for the three months ended March 31, 2005, an increase in net income of $1,696,710 or 306% from the prior period. The increase in net income was due to the sale of forty-two acres of undeveloped land.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $25,544,633 as of March 31, 2006, which included cash of $335,416, restricted cash of $21,249,358, accounts receivable of $1,080,412, other receivable of $5,788,553 and prepaid expenses and other of $90,893. This represented an increase in total current assets of $6,414,308 from December 31, 2005, when total current assets were $22,130,325. The main reason for the increase in total current assets as of March 31, 2006, compared to December 31, 2005, was an $8,074,004 increase in restricted cash in connection with additional deposits on units in the Sonesta Resort and funds raised from the sale of the District bond, as described above. Restricted cash consisted of escrowed deposit funds from customers as well as funds devoted exclusively to the development of the Sonesta Resort.

We had net property and equipment as of March 31, 2006 of $4,198,657, which was a decrease of $385,196 from net property and equipment of $4,583,853 as of December 31, 2005. The decrease in net property and equipment from prior period was mainly caused by the depreciation of our equipment over the three months ended March 31, 2006.

We had $49,312,308 of land held for development as of March 31, 2006, which was an increase of $14,617,027 or 42% from land held for development of $34,695,281 as of December 31, 2005. The increase in land held for development was due to capitalization of costs such as interest, professional fees, operating expenses on Tierra Del Sol, Inc. until the units at the Sonesta Resort property are completed and the acquisition of Reedy Creek Acquisition Company for $13,386,265 which increased our ownership in such entity and the undeveloped Reedy Creek Property from 1% to 100%. The $49,312,308 of land held for development as of March 31, 2006, represented the total costs capitalized since 2002 including the cost of the land.

We had total other assets of $28,024,210 as of March 31, 2006, which included prepaid sales commissions of $8,742,733; prepaid sales commissions from an affiliated entity, Xpress, Ltd., of $3,469,838; investment senior notes $5,170,000; goodwill of $5,925,437; trademark of $968,750 and other assets of $3,747,452, which included deferred financing costs, member contracts and customer lists. Trademark of $968,750 as of March 31, 2006, represented the Company's trademark on "Traveleaders." Prepaid sales commissions are paid to a sales agent at the point of sale and the agent then executes a note indicating that if the customer does not ultimately close on the sale of the property, the agent will return the advance. One half of the total sales commissions are paid at the point of sale, with the remaining balance being paid to the agent at closing.

We had total assets of $110,079,808 as of March 31, 2006, which included total current assets of $28,544,633; net property and equipment of $4,198,657; land held for development of $49,312,308 and total other assets of $28,024,210, compared to total assets of $89,923,247 as of December 31, 2005. The increase in total assets was mainly due to the increases in total current assets and total other assets as described above.

We had total current liabilities of $26,828,766 as of March 31, 2006, which included current maturities of long-term debt and notes payable of $18,117,620; current maturities of notes payable-related parties of $1,095,541; accounts payable and accrued expenses of $3,800,767; accrued expenses-officers of $3,705,500 and other liabilities of $109,338. Accrued expenses-officers included $2,900,000 in salaries due to our Chief Executive Officer and Chairman, Malcolm
J. Wright, as well as $558,000 in interest due on that amount (accrued officer and director salaries bear interest at 12% per year, compounded annually until paid), and $225,000 due to L. William Chiles, the Chief Executive Officer of Hickory and our Director, and $22,500 of interest on such salary. This was an increase in current liabilities of $16,308,092 from total current liabilities of

$10,520,674 as of December 31, 2005. The increase in current liabilities was mainly attributable to an increase of $16,326,812 or 911.7% in current maturities of long term debt and notes payable which increase was mainly due to the Reedy Creek Acquisition Company loans with SIBL and Banker's Credit, which we received during the three months ended March 31, 2006.

As of March 31, 2006, we owed $1,474,211 in connection with notes payable to related parties including $225,615 owed to our Director, William Chiles; $582,500 owed to Charles Sieberling, the Secretary of Hickory, $167,401 owed to our Chief Executive Officer and Chairman, Malcolm J. Wright, and $174,433 owed to Xpress, Ltd., of which Mr. Wright is the President.

We had total liabilities of $102,241,832 as of March 31, 2006, which included total current liabilities of $26,828,766; long-term debt and notes payable of $36,360,032; a put liability related to the purchase of the minority interest in Tierra Del Sol, Inc. of $985,000, and deposits on pre-unit sales of $38,068,034. This represents an increase in total liabilities of $18,536,939 or 22.1% from total liabilities of $10,520,674 as of December 31, 2005, which increase was mainly due to the $16,326,812 or 911.7% increase in current maturities of long-term debt and notes payable, described in greater detail above.

We had total working capital of $1,715,867 and a ratio of current assets to current liabilities of 1.06 as of March 31, 2006.

We had net cash flows provided by operating activities of $4,677,267 for the three months ended March 31, 2006, which was mainly attributable to an increase in prepaid and other assets of $1,348,704, and an increase in prepaid commissions of $925,413 in connection with prepaid commissions paid on sales of condominiums and town homes in the Sonesta Resort, offset by a $962,729 decrease in receivables, $1,148,515 of interest expense and $1,142,527 of net income. The increase in prepaid and other assets was caused by our settlement of the Around The World Travel, Inc. ("AWT") Asset Purchase Agreement, described in greater detail above, which caused certain funds and assets that had been remitted to AWT to be treated as receivables.

We had total cash flows used in investing activities of $1,260,938 for the three months ended March 31, 2006, which included $30,176 spent for the acquisition of fixed assets and $10,361,734 in capitalization of real estate carrying costs, offset by $9,130,972 of income from financing activities in connection with the property sold to the District, as described in greater detail above. The $9,130,972 of capitalized real estate carrying costs are costs related to the construction and development of the Sonesta Resort properties, which are capitalized until the units are closed (ownership is transferred to the buyer), and include the sale proceeds from the sale of the land to the District as described above. Once the units close, the accumulation of costs related to that particular unit is recognized as cost of goods sold.

We had net cash provided by financing activities of $4,768,036 for the three months ended March 31, 2006, which was due to $4,896,909 of proceeds from notes payable and $308 from proceeds from the exercise of warrants offset by $129,182 of payment of debt. The proceeds from note payable of approximately $3,267,000 was due to amounts advanced pursuant to the Land Loan with Keybank as of March 31, 2006.

The purchase of the 99% interest in Reedy Creek Acquisition Company was financed through notes payable with SIBL and Banker's Credit Corporation.

We expect that we will require approximately $2,500,000 through the end of the 2006 fiscal year for working capital for our travel management and services businesses.

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be approximately $135,500,000 of which $ 8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. As of March 31, 2006, approximately $14,850,000 had been advanced to the Company pursuant to the Land Loan and $-0-had been advanced to the Company pursuant to the Construction Loan (as described and defined above).

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

We believe that the sum of the construction loan and the bond sale proceeds will provide sufficient capital for the construction of Phase 1 of The Sonesta
Orlando Resort at Tierra Del Sol. In June 2005, we began the earth moving and clearing process on the land for the Sonesta Resort and we expect to begin the vertical construction of Phase 1 in the third quarter of 2006. We will need to raise additional capital to begin and complete Phase 2 of the Sonesta Resort, assuming the construction of Phase 1 is successful, of which there can be no assurance. Additionally, we will need to raise significant capital to plan and construct our planned development activities on our Reedy Creek Property.

At March 31, 2006, we had an outstanding principal balance of $6,000,000 under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 6% per annum payable quarterly in arrears and matures on December 18, 2008. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $15.00 per share. The $6,000,000 credit facility is guaranteed by Malcolm J. Wright, our Chief Executive Officer and Chairman and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited.

As of March 31, 2006, we had an outstanding principal balance of $4,250,000, under another secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum payable quarterly in arrears. The credit facility is comprised of two tranches. The first tranche of $1,250,000 matures on September 30, 2006, may solely be used for the working capital of our Hickory and TraveLeaders travel business and must immediately be repaid to the extent that the borrowed amount together with accrued and unpaid interest exceeds a borrowing base which is generally calculated as the lesser of $1,250,000, or 50% of the dollar amount of TraveLeaders eligible accounts receivable minus such reserves as the lender may establish from time to time in its discretion. The second tranche of $3,000,000 matures on April 22, 2007. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

As of March 31, 2006, we had a total of $1,355,000 outstanding under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum and matures on April 22, 2007. The proceeds of this facility may be used solely for our call center operations in Antigua. Interest for the period from January 1, 2005 to March 31, 2006 was due on April 3, 2006 and interest is due quarterly in arrears for periods after April 1, 2006. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by all of the issued and outstanding stock of our subsidiary, Caribbean Leisure Marketing Limited.

We entered into another credit facility in the amount of $305,000 with Stanford in September 2005 of which $289,000 had been drawn as of March 31, 2006. The credit facility bears interest at 8.0% per annum and is secured by the assets and stock of the Company.

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

Additionally, Hickory has a $375,900 loan through the U.S. Small Business Administration ("SBA") of which $367,367 has been drawn as of March 31, 2006.
The SBA loan is due by May 2033 and bears interest at 4% per annum with principal and interest payments of $1,862 due monthly from May 2005 until May 2033. The SBA note is secured by Hickory's assets and the personal guaranty of William Chiles, who is our Director.

In connection with our purchase of the assets of Around The World Travel, Inc. ("AWT"), as of March 31, 2006 there is a balance from those liabilities we assumed from AWT of $3,801,886, of which approximately $376,375 is due in the next twelve months.

All of our credit facilities with Stanford contain customary covenants and restrictions, including covenants that prohibit us from incurring certain types of indebtedness, paying dividends and making specified distributions. Failure to comply with these covenants and restrictions would constitute an event of default under our credit facilities, notwithstanding our ability to meet our debt service obligations. Upon the occurrence of an event of default, the lender may convert the debt to the company's common stock, accelerate amounts due under the applicable credit facility and may foreclose on collateral and/or seek payment from a guarantor of the credit facility. At March 31, 2006, we believe we were in compliance with the covenants and other restrictions applicable to us under each credit facility.

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note has a maturity date of December 31, 2006, a principal balance of $8,000,000 and bears interest at the rate of 8% per year. Interest on the Amended Note is payable quarterly on June 30, 2006, September 30, 2006 and on the maturity date of the Amended Note. Upon an event of default as described in the Amended Note, SIBL has several rights and remedies, including causing the Amended Note to be immediately due and payable.

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

In connection with the exercise of the Reedy Creek Option, the Company and Reedy Creek Acquisition Company arranged to receive a $7,000,000 loan from Bankers Credit Corporation ("Bankers Credit"). Under the terms of the Bankers Credit loan, Bankers Credit advanced Reedy Creek Acquisition Company $3,000,000 at closing and an additional $4,000,000 subsequent to the date of closing, for an aggregate of $7,000,000.

The Bankers Credit loan is evidenced by a Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of May 17, 2006 was 15% (with a prime rate, as reported by the Wall Street Journal of 8%). Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note is January 3, 2007, when all principal and unpaid interest is due and payable. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit Note is subject to a 1% exit fee. Additionally, if repaid by Reedy Creek Acquisition Company prior to July 3, 2006, the Bankers Credit Note is subject to an additional 1% repayment fee; however, if repaid after July 3, 2006, the Bankers Credit Note is not subject to the repayment fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

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

While we currently believe we have sufficient funds to continue our business plan and complete the construction of Phase 1 of the Sonesta Resort, moving forward, our growth and continued operations may be impaired by limitations on our access to the capital markets. In the event that our current anticipated costs of developing the Sonesta Resort and/or the Reedy Creek Property, are more than we anticipate, and/or our other travel service operations do not continue to generate revenue at their current levels, we may not have sufficient funds to complete such construction projects and/or repay amounts owed on the notes payable described above. As a result, we may be forced to abandon our development and construction plans and/or scale back our operations which would have a material adverse impact upon our ability to pursue our business plan and/or the value or common stock. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will not involve issuing further securities senior to our common stock or equity financings which are dilutive to holders of our common stock.

                                  RISK FACTORS
                            -------------------------

                RISKS RELATING TO OUR CAPITAL AND LIQUIDITY NEEDS

WE  HAVE  A  LIMITED  HISTORY  OF  OPERATIONS AND WE HAVE A HISTORY OF OPERATING
LOSSES.

Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra Del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of $13,499,420 and as of March 31, 2006, we had an accumulated deficit of $12,155,007.

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

The occurrence of any one or more "events of default" under the Land Loan and/or Construction Loan would allow KeyBank to pursue certain remedies against us including taking possession of the Sonesta Resort project; withholding further disbursement of the proceeds of the loan and/or terminate KeyBank's obligations to make further disbursements thereunder; and/or declaring the note evidencing the loans to be immediately due and payable. We do not currently have cash on hand sufficient to repay the approximately $14,850,000 which was borrowed from KeyBank pursuant to the Land Loan and Construction Loan as of March 31, 2006. The Land Loan and Construction Loan are due on June 28, 2007 and December 28, 2007, respectively, and we do not currently have sufficient cash to repay such loans when due. Furthermore, we will likely not have sufficient cash to repay such loans until the completion of the units in the Sonesta Report, if at all. If we do not repay the amounts owning under the Construction Loan and Land Loan when due, KeyBank may take possession of the Sonesta Resort project, and we may be forced to curtail or abandon our current business plans, which could cause the value of our securities to become worthless.

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

In December 2005, we closed two credit facilities with KeyBank, National Association ("KeyBank") related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving credit line, for financing up to $72,550,000 (the "Construction Loan") and a $14,850,000 term loan to be used to finance the acquisition of the property for the resort (the "Land Loan"). The Construction Loan and the Land Loan bear interest at the rate of the daily London Interbank Offered Rate ("LIBOR") plus 2.75%, and plus 3.10%, respectively, currently 8.16% and 8.51%, respectively, with the LIBOR equal to 5.51% as of May 17, 2006. The maturity date of the Construction Loan is December 28, 2007 and the maturity date of the Land Loan is June 28, 2007. The Construction Loan and the Land Loan are secured by a first lien on the land within Phase 1 and Phase 2, respectively of the Sonesta Resort, including any improvements, easements, and rights of way; a first lien and security interest in all fixtures and personal property, an assignment of all leases, subleases and other agreements relating to the property; an assignment of construction documents; a collateral assignment of all contracts and agreements related to the sale of each condominium unit; a collateral assignment of all purchase deposits and any management and/or operating agreement. As of the date of this filing we have borrowed $0.00 from KeyBank pursuant to the Construction Loan and $14,850,000 under the Land Loan, which amount we do not currently have funds on hand to repay. We are under no pressure to repay the Land Loan. Our business plan includes retiring that debt with a construction loan to build Phase 2 of the Sonesta Resort. We intend to use the proceeds of the sale of the units built with the Phase 1 Construction Loan. Since any units that are built with the Construction Loan are subject to bona fide third party sales agreements that have been approved by Key Bank, we believe that the risk of not repaying any amounts drawn under the Construction Loan is manageable.

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

Malcolm J. Wright is the President of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of our resorts including The Sonesta Orlando Resort at Tierra Del
Sol ("ALREG"). Mr. Wright has an 81% interest in ALREG; however, we have no interest in ALREG. Additionally, Mr. Wright is an officer of Xpress Ltd., with which we have contracted for exclusive sales and marketing for The Sonesta Orlando Resort at Tierra Del Sol. Mr. Wright is also an officer and shareholder of Inovative Concepts, Inc., which operates a landscaping business, M J Wright Productions, Inc., which owns our Internet domain names, Resorts Development Group, LLC which develops resort properties in Orlando including Bella Citta, Los Jardines Del Sol, The Preserve, Tortuga Cay and Sherberth Development LLC, Resorts Construction, LLC with whom we intend to contract to construct part of the Sonesta Resort as described above, Resorts Concepts, LLC which operates a design business, Titan Manufacturing, LLC from whom we intend to purchase roof tiles for our developments, South Beach Resorts LLC in conjunction with Mr. Pauzar and Mr. Maddock which is redeveloping the Boulevard Hotel on South Beach, Miami. Because Mr. Wright is employed by us and the other party to these transactions, Mr. Wright might profit from a transaction when we do not.

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

Malcolm J. Wright is the President of ALREG, Xpress Ltd., Inovative Concepts, Inc., M J Wright Productions, Inc., Resorts Development Group, LLC, Resorts Construction, LLC, Titan Manufacturing LLC, Tortuga Cay Resort, LLC, Osceola
Business Managers, Inc., Florida World, Inc., SBR Holding LLC (a non trading holding company of South Beach Resorts, LLC), RDG LLC, and SunGate Resort Villas, Inc., It is possible that the demands on Mr. Wright from these other businesses could increase with the result that he may have less time to devote to our business. We do not have an employment agreement with Mr. Wright and he is under no requirement to spend a specified amount of time on our business. As a result, Mr. Wright may not spend sufficient time in his roles as an executive officer and as Chairman of our company to realize our business plan. If Mr. Wright does not have sufficient time to serve our company, it could have a material adverse effect on our business and results of operations.

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

WE RELY ON KEY MANAGEMENT AND IF WE LOSE ANY OF THEM, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our success depends, in part, upon the personal efforts and abilities of Malcolm
J. Wright and Frederick Pauzar. Mr. Wright is the Chairman of the Company and the Company's Chief Executive Officer. Mr. Pauzar is the President, Chief Operating Officer and a Director of the Company. Our ability to operate and implement our business plan is dependent on the continued service of Messrs. Wright and Pauzar. We are in the process of entering into written employment agreements with Mr. Wright and Mr. Pauzar. If we are unable to retain and motivate them on economically feasible terms, our business and results of operations will be materially adversely affected. In addition, the absence of Mr. Wright or Mr. Pauzar may force us to seek a replacement who may have less experience or who may not understand our business as well.

IF WE DO NOT EVENTUALLY PAY MALCOLM J. WRIGHT, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR FOR HIS SERVICES AS AN EXECUTIVE OFFICER AND A DIRECTOR, WE COULD LOSE HIS SERVICES.

We have not paid cash to Malcolm J. Wright for his services as an executive officer and a Director as of the filing of this report; however, he is entitled to receive various forms of remuneration from us such as accrued salary of $500,000 per year beginning in 2004, accrued salary of $250,000 per year from 2002 to 2004, and accrued compensation of $18,000 per year for serving as a director. We may pay Mr. Wright a bonus of up to 19% of the pre-tax profits, if any, of various subsidiaries as discussed above. We have made payments to entities controlled by Mr. Wright in consideration for substantial valuable services that those entities have provided to us for The Sonesta Orlando Resort at Tierra Del Sol. As of March 31, 2006, the total remuneration which Mr. Wright had accrued in connection with his salary as an officer of the Company had totaled $2,900,000 and such salary had accrued $558,000 in interest as of March 31, 2006. If we do not eventually pay cash to Mr. Wright for his salary, director's compensation and bonus, he may determine to spend less of his time on our business or to resign his positions as an officer and a director.

COMPANY'S AFFILIATED WITH OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, MALCOLM J. WRIGHT ARE PAID A SUBSTANTIAL AMOUNT OF OUR REVENUES IN CONNECTION WITH SERVICES RENDERED.

Certain companies controlled by our Chief Executive Officer and Director, Malcolm J. Wright, including American Leisure Real Estate Group, Inc. ("ALRG"), which entered into an exclusive Development Agreement with our subsidiary, Tierra del Sol Resort, Inc. ("TDSR") and Xpress, Ltd. ("Xpress"), which entered into an exclusive sales and marketing agreement with TDSR in November 2003, are paid substantial fees in connection with services rendered to us in connection with such agreements. In connection with ALRG's Development Agreement with TDSR, we are required to pay ALRG a fee in the amount of 4% of the total costs of the development of the Sonesta Resort paid by ALRG. As of March 31, 2006, the total costs and fees paid by ALRG amounted to $19,829,898, of which 4% of such amount is equal to approximately $793,196. In connection with Xpress' sales and marketing agreement, we agreed to pay Xpress a sales fee in the amount of 3% of the total sales prices received by TDSR in connection with sales of units in the Sonesta Resort, which shares are payable in two installments, one-half when the rescission period has elapsed in a unit sales agreement and the other half upon the actual conveyance of the unit. As of March 31, 2006, total sales of units in the Sonesta Resort were approximately $231,322,549, and as a result, TDSR was obligated to pay Xpress a fee of $6,939,677 in connection with sales and management fees, and as of March 31, 2006, $6,765,244 had been paid to Xpress and $174,433 remains. Additionally, TDSR will be obligated to pay Xpress $3,469,838, the other half of the sales fees upon conveyance of the units. These payments represent a significant portion of our non-restricted current cash and equivalents and as a result of such payments, we could have less cash on hand than we will require for our operations and upcoming liabilities. Additionally, as a result of such payments, we may be forced to curtail or scale back our business plan, which could have a material adverse effect on the trading value of our common stock.

RISKS  RELATED  TO  OUR  TRAVEL  DIVISION

WE NEED APPROXIMATELY $2,500,000 OF CAPITAL THROUGH THE END OF THE 2005 FISCAL YEAR FOR OUR TRAVEL DIVISION OPERATIONS AND THE OPERATIONS OF HICKORY, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

We anticipate needing to raise approximately $2,000,000 through the end of the 2006 fiscal year for the working capital needs for the Travel Division, as well as approximately $500,000 for the operations of Hickory, which includes Hickory's requirement to cover its seasonal losses, and TraveLeaders' requirements during its reorganization to adopt our business models. If we do not receive a sufficient amount of additional capital on acceptable terms, or at all, we may be unable to fully implement our business plan. We have identified sources of additional working capital, but we do not have any written commitments from third parties or from our officers, directors or majority shareholders. Additional capital may not be available to us on favorable terms, if at all. If we cannot obtain a sufficient amount of additional capital, we will have to delay, curtail or scale back some or all of our travel operations, any of which would materially adversely affect our travel businesses. In addition, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt.

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

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY COULD SIGNIFICANTLY REDUCE OUR REVENUE FROM THE TRAVEL DIVISION.

Potential declines or disruptions in the travel industry may result from any one or more of the following factors:

     - price escalation in the airline industry or other travel related industries;
     -    airline  or  other  travel  related  strikes;
     -    political  instability,  war  and  hostilities;
     -    long  term  bad  weather;
     -    fuel  price  escalation;
     -    increased  occurrence  of  travel-related  accidents;  and/or
     -    economic  downturns  and  recessions.

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

                  RISKS RELATED TO OUR COMMUNICATIONS DIVISION

WE MAY NOT BE ABLE TO KEEP UP WITH CURRENT AND CHANGING TECHNOLOGY ON WHICH OUR BUSINESS IS DEPENDENT.

Our call center and communications business is dependent on our computer and communications equipment and software capabilities. The underlying technology is continually changing. Our continued growth and future profitability depends on a number of factors affected by current and changing technology, including our ability to:

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

Our call center business operations depend upon our ability to protect our call center, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, computer viruses, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at our call center and our contracts do not provide relief, our business could be materially adversely affected and we could be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. In the event that we experience business interruptions, it would have a material adverse effect on our business, results of operations and financial condition.

             RISKS RELATING TO OUR STOCK AND GENERAL BUSINESS RISKS

RE-PRICING WARRANTS AND ISSUING ADDITIONAL WARRANTS TO OBTAIN FINANCING HAS CAUSED AND MAY CAUSE ADDITIONAL DILUTION TO OUR EXISTING STOCKHOLDERS.

In the past, to obtain additional financing, we have modified the terms of our warrant agreements to lower the exercise price per share to $.001 from $5.00 with respect to warrants to purchase 100,000 shares of our common stock and to $.001 from $2.96 with respect to warrants to purchase 1,350,000 shares of our common stock. Additionally, we have granted an additional 616,000 warrants to SIBL and affiliates to purchase shares of our Common Stock at $5.00 per share and 308,000 warrants to SIBL and affiliates to purchase shares of our Common Stock at $0.001 per share. Re-pricing of our warrants and issuing additional warrants has caused and may cause substantial additional dilution to our existing shareholders and shareholders owning shares of our common stock at the time of the exercise of such warrants described above, if exercised.

WARRANTS GRANTED TO STANFORD INTERNATIONAL BANK, LTD., IN CONNECTION WITH THE TIERRA DEL SOL LOAN AND LETTERS OF CREDIT CONTAIN ANTI-DILUTION FEATURES, WHICH COULD EFFECT THE VALUE OF OUR COMMON STOCK.

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the establishment of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan"), and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"). As additional consideration for this financial assistance, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of our common stock at an exercise price of $0.001 per share. Additionally, in January 2006, in connection with the SIBL Reedy Creek Loan, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $0.001 per share. The warrants expire 5 years from the dates of issuance. The warrants contain anti-dilution provisions, including a provision which requires us to issue additional shares under the warrants if we issue or sell any common stock at less than $1.02 per share, or grant, issue or sell any options or warrants for shares of the Company's common stock to convert into shares of our common stock at less than $1.02 per share. If we do issue or sell common stock which causes a re-pricing of the warrants issued to SIBL, it would likely have an adverse effect on the trading value of our common stock and could cause substantial dilution to our then shareholders.

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

Our directors, officers, and principal shareholders beneficially own a substantial portion of our outstanding common and preferred stock. Malcolm J. Wright, who serves as our Chief Executive Officer and Chief Financial Officer and as a Director, and Roger Maddock, one of our majority shareholders, own, directly and indirectly, approximately an aggregate of 73% of the voting power in our company. As a result, these persons control our affairs and management, as well as all matters requiring shareholder approval, including the election and removal of members of the Board of Directors, transactions with directors, officers or affiliated entities, the sale or merger of the Company or substantially all of our assets, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in our ownership or management, even when a change would be in the best interest of other shareholders.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

ITEM 2.  CHANGES IN SECURITIES

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

In connection with Mr. Crosbie's Employment Agreement, described above, pursuant to which he agreed to serve as our Executive Vice President, General Counsel and Secretary, which we entered into in May 2006, with an effective date of March 15, 2006, we agreed to grant him 50,000 warrants which vested as of the effective date of the Employment Agreement; and 25,000 warrants vesting each year, on the anniversary of the effective date of his employment, that Mr. Crosbie is employed by the Company pursuant to the Employment Agreement. The warrants have an exercise price of $1.02 per share. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing grant did not involve a public offering, the recipient took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

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

     In May 2006, Daniel Bogar exercised 19,250 of his outstanding stock options, which options had an exercise price of $0.001 per share, in consideration for an aggregate of $19.25, and was issued 19,250 shares of our restricted common stock in consideration for such issuance. The Company relied on the exemption from registration set forth in Section 4(2) of the Act in issuing the shares as the issuance of the securities did not involve a public offering, the recipient acquired the shares for investment purposes and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

In May 2006, Osvaldo Pi exercised 19,250 of his outstanding stock options, which options had an exercise price of $0.001 per share, in consideration for an aggregate of $19.25, and was issued 19,250 shares of our restricted common stock in consideration for such issuance. The Company relied on the exemption from registration set forth in Section 4(2) of the Act in issuing the shares as the issuance of the securities did not involve a public offering, the recipient acquired the shares for investment purposes and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

In May 2006, SIBL exercised 231,000 of its outstanding stock options, which options had an exercise price of $0.001 per share, in consideration for an aggregate of $231, and was issued 231,000 shares of our restricted common stock in consideration for such issuance. The Company relied on the exemption from registration set forth in Section 4(2) of the Act in issuing the shares as the issuance of the securities did not involve a public offering, the recipient acquired the shares for investment purposes and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

Exhibit No.     Description
-----------     ------------

10.01(1) Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.02(1) Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.03(2) Re-Stated Promissory Note for $6,356,740 issued in favor of Around The World Travel, Inc. dated June 30, 2005.

10.04(3) Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.05(4) Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.06(4)     Commitment  Letter  with  KeyBank  National  Association  for  up
             To 72,550,000, with a maximum principal balance of $40,000,000 for Phase 1 dated December 1, 2005

10.07(4) Commitment Letter with KeyBank National Association for up to $14,850,000 for Phase 2 dated December 1, 2005

10.08(5) Construction Loan Agreement with KeyBank National Association for $40,000,000 for Phase 1 dated December 29, 2005

10.09(5)     Promissory  Note with KeyBank National Association for
             $40,000,000

10.10(5) Loan Agreement with KeyBank National Association for 14,850,000 for Phase 2 dated December 29, 2005

10.11(5)     Promissory  Note with KeyBank National Association for
             $14,850,000

10.12(5) Promissory Note for $4,000,000 issued by TDS Management, LLC in favor of PCL Construction Enterprises, Inc.

10.13(5) Guaranty by the Registrant of the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.14(5) Guaranty of Malcolm J. Wright guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.15(5) Addendum to Construction Loan Agreement Condominium and Townhouse Project Development

10.16(5)     Payment  Guaranty  Phase  1

10.17(5)     Payment  Guaranty  Phase  2

10.18(5)     Amended  Debt  Guarantor  Agreement

10.19(5) Guaranty of Tierra Del Sol (Phase 1), Ltd. guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.20(5)     Performance  and  Completion  Guaranty

10.21(5)     Pledge  and  Security  Agreement

10.22(6)     Option  Exercise  Agreement  with Stanford Financial Group
             Company

10.23(6)     Assignment  of  Interest  in  Reedy Creek Acquisition Company,
             LLC

10.24(7)     Registration  Rights  Agreement  with  SIBL  dated January 4,
             2006

10.25(7)     Credit  Agreement  with  SIBL

10.26(6)     $7,000,000  Promissory  Note  with  Bankers  Credit  Corporation

10.27(6)     Modification  and  Reaffirmation  of  Guaranty  and
             Environmental Indemnity  Agreement

10.28(6)     Renewed,  Amended  and  Increased  Promissory  Note

10.29(7) Stanford International Bank, Ltd. Warrant for 77,000 shares at $0.001 per share

10.30(7) Stanford International Bank, Ltd. Warrant for 154,000 shares at $5.00 per share

10.31(6)     Irrevocable  and  Unconditional  Guaranty

10.32(7)     Registration  Rights  Agreement  with SIBL dated December 28,
             2005

10.33(6)     SIBL  $2.1  million  note

10.34(7) Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 1)

10.35(7) Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 2)

10.36(7)     SIBL  Warrant  Agreement  for  2%  Phase  1  interest

10.37(7)     SIBL  Warrant  Agreement  for  2%  Phase  2  interest

10.38(6)     Stanford  International  Bank,  Ltd. Warrant for 154,000 at
             $0.001 per  share

10.39(6) Stanford International Bank, Ltd. Warrant for 308,000 at $5.00 per share

10.40(8)     Original  Purchase  Agreement

10.41(9)     First  Amendment  to  Asset  Purchase  Agreement

10.42(10)    Settlement  Agreement  effective  as  of  December 31, 2005 by and among American Leisure Holdings, Inc., American Leisure
             Equities Corporation and Around  The  World  Travel,  Inc.

10.43(11)    Stock Purchase Agreement between Harborage Leasing Corporation and the  Company

10.44(11)    $1,411,705  Promissory  Note  payable  to  Harborage  Leasing
             Corporation

10.45(11)    Malcolm  J.  Wright  Guaranty  Agreement  regarding  $1,411,705
             Promissory  Note  with  Harborage  Leasing  Corporation

10.46(11)    Harborage  Leasing Corporation warrant to purchase 300,000 shares of  common  stock  at  $5.00  per  share

10.47(12)    Third  Party  Debt  Guarantor  Agreement

10.48(12)    Note  Modification  Agreement  with  SIBL

10.49*       Michael D. Crosbie Employment Agreement

31.1* Certification of Chief Executive Officer and Cheif Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

(1) Filed as Exhibit 10.1 and 10.2, respectively to the Registrant's Form 8-K on August 18, 2005, and incorporated herein by reference.

(2) Filed as Exhibit 10.5 to the Registrant's Form 8-K on August 19, 2005, and incorporated herein by reference.

(3) Filed as Exhibits to our Report on Form 8-K filed with the Commission on August 18, 2005, and incorporated herein by reference.

(4) Filed as Exhibits to our Report on Form 8-K filed with the Commission on December 15, 2005 and incorporated herein by reference.

(5)  Filed  as  Exhibits  to  the  Registrant's  report  on  form 8-K on January
12,  2006  and  incorporated  by  reference  herein.

(6) Filed as Exhibits to the Registrant's report on Form 8-K filed on January 19, 2006 and incorporated herein by reference.

(7) Filed as Exhibits to the Company's report on Form 8-K, which was filed with the SEC on March 28, 2006.

(8) Filed as Exhibit 10.1 to the Company's report on Form 8-K, which was filed with the SEC on January 6, 2005, and is incorporated herein by reference.

(9) Filed as Exhibit 10.44 to the Company's report on Form 10-QSB for the quarter ended March 31, 2005, which was filed with the SEC on May 23, 2005, and is incorporated herein by reference.

(10) Filed as Exhibit 10.3 to the Company's report on Form 8-K, which was filed with the SEC on March 2, 2006, and is incorporated herein by reference.

(11) Filed as Exhibits to the Company's Report on Form 8-K, which was filed with the SEC on March 29, 2006, and is incorporated herein by reference.

(12) Filed an Exhibit to the Company's Report on Form 10-KSB, which was filed with the SEC on March 31, 2006, an is incorporated herein by reference.

b)    REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the fiscal period covered by this report:

     o An amended Report on Form 8-K on January 12, 2006, to report the entry into the Construction Loan and Land Loan with KeyBank regarding the financing of the construction of the Sonesta Resort; our entry into the Amended Debt Guarantor Agreement; and the appointment of Fred Pauzar as our Secretary.

     o A Report on Form 8-K on January 19, 2006, to report certain transactions affected by our subsidiary, Reedy Creek Acquisition Company and certain other transactions affected by us in connection with the Keybank loan facilities.

     o A Report on Form 8-K on March 2, 2006, to report the entry into a settlement agreement between American Leisure Equities Corporation and Around the World Travel, Inc.

     o An amended Report on Form 8-K on March 7, 2006, to clarify the terms of the settlement agreement between American Leisure Equities Corporation and Around the World Travel as originally disclosed in our Form 8-K filing on March 2, 2006.

     o A Report on Form 8-K on March 22, 2006, to report the granting of certain warrants to purchase shares of our common stock to Michael Crosbie, our General Counsel and Executive Vice President and Jeff Scott, the president of Hickory, as well as the appointment of Mr. Crosbie and Mr. Scott to their respective positions with the Company.

     o An amended Report on Form 8-K on March 28, 2006, to include the electronic signature to several documents originally filed with the SEC on January 19, 2006, in connection with the Keybank financing.

     o A Report on Form 8-K on March 29, 2006, to report our entry into a stock purchase agreement and other related agreements with Harborage Leasing Corporation, whereby we purchased the minority interest in Tierra del Sol Resort, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN LEISURE HOLDINGS, INC.

DATED: May 22, 2006                 By: /s/ Malcolm J. Wright
                                       ------------------------
                                       Malcolm J. Wright
                                       Chief Executive Officer