Form 10QSB
period 2006-06-30
AMERICAN LEISURE HOLDINGS, INC.
filed 2006-08-21
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT

           For the transition period from __________  to ____________

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

  As of August 18, 2006, 10,642,974 shares of Common Stock of the issuer were outstanding ("Common Stock").

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                              AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                                                                            JUNE 30,     DECEMBER 31,
                                                                              2006           2005
                                                                         -------------  -------------
                                                                           UNAUDITED
ASSETS
CURRENT ASSETS:
    Cash                                                                 $  3,641,725   $    225,055
    Cash - restricted                                                      19,254,793     13,175,354
    Accounts receivable, net                                                  822,827      2,043,141
    Other receivable                                                        7,199,711      6,587,357
    Prepaid expenses and other                                                119,387         99,418
                                                                         -------------  -------------
             Total Current Assets                                          31,038,443     22,130,325
                                                                         -------------  -------------


PROPERTY AND EQUIPMENT, NET                                                 1,595,774      4,583,853
                                                                         -------------  -------------

LAND HELD FOR DEVELOPMENT                                                  50,480,540     34,695,281
                                                                         -------------  -------------

OTHER ASSETS
     Prepaid sales commissions                                              8,776,125      7,770,949
     Prepaid sales commissions - affiliated entity                          3,354,823      3,516,209
     Investment-senior notes                                                5,170,000      5,170,000
     Goodwill                                                               5,925,437      5,925,437
     Trademark                                                                962,500        975,000
     Other                                                                  3,131,422      5,156,193
                                                                         -------------  -------------
             Total Other Assets                                            27,320,307     28,513,788
                                                                         -------------  -------------

TOTAL ASSETS                                                             $110,435,064   $ 89,923,247
                                                                         =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable              $ 16,870,617   $  1,790,808
     Current maturities of notes payable-related parties                    4,455,159      1,268,101
     Accounts payable and accrued expenses                                  3,058,521      3,782,822
     Accrued expenses - officers                                            2,370,500      3,393,500
     Other                                                                    639,960        285,443
                                                                         -------------  -------------
             Total Current Liabilities                                     27,394,757     10,520,674

Long-term debt and notes payable                                           34,478,693     34,532,851
Put liability                                                                 985,000        985,000
Deposits on unit pre-sales                                                 38,892,397     37,666,368
                                                                         -------------  -------------
             Total liabilities                                            101,750,847     83,704,893
                                                                         -------------  -------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
      June 30, 2006 and December 31, 2005                                      10,000         10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
      June 30, 2006 and December 31, 2005                                          28             28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
      June 30, 2006 and December 31, 2005                                         272            272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at June 30, 2006
       and December 31, 2005                                                       24             24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       0 and 0 Series "F" shares issued and outstanding at
      June 30, 2006 and December 31, 2005                                           -              -

     Common stock, $.001 par value; 100,000,000 shares authorized;
       10,642,974 shares issued and outstanding at  June 30, 2006 and
       10,334,974 shares issued and outstanding at  December 31, 2005          10,643         10,335

     Additional paid-in capital                                            20,173,900     19,697,115

     Accumulated deficit                                                  (11,510,650)   (13,499,420)
                                                                         -------------  -------------
             Total Stockholders' Equity                                     8,684,217      6,218,354
                                                                         -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $110,435,064   $ 89,923,247
                                                                         =============  =============

See accompanying notes to financial statements.

                                     AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                     THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                                SIX MONTHS ENDED  SIX MONTHS ENDED  THREE MONTHS ENDED  THREE MONTHS ENDED
                                                  JUNE 30, 2006     JUNE 30, 2005      JUNE 30, 2006       JUNE 30, 2005
                                                   ------------      ------------       ------------        ------------
                                                    UNAUDITED          UNAUDITED          UNAUDITED          UNAUDITED
Revenue
    Operating Revenues                             $ 3,506,489        $ 3,531,236        $ 1,844,194        $ 1,823,246
    Undeveloped Land Sales                          13,129,246          4,352,672                  -                  -
                                                   ------------      ------------       ------------        ------------

Total Revenue                                       16,635,735          7,883,908          1,844,194          1,823,246

Cost of Undeveloped Land Sales                      (9,796,634)        (3,384,988)                 -                  -
                                                   ------------      ------------       ------------        ------------

Gross Margin                                         6,839,101          4,498,920          1,844,194          1,823,246

Operating Expenses:
    Depreciation and amortization                     (834,075)          (813,927)          (418,703)          (382,545)
    General and administrative expenses             (4,613,536)        (4,677,198)        (2,353,591)        (2,272,042)
                                                   ------------      ------------       ------------        ------------

Income (Loss) from Operations                        1,391,490           (992,205)          (928,100)          (831,341)
                                                   ------------      ------------       ------------        ------------

Interest Expense                                    (2,529,648)          (736,845)        (1,289,500)          (343,526)

Equity in operations of unconsolidated affiliate       140,244           (214,795)            75,760           (160,849)

Gain on sale of affiliate                            2,988,082                  -          2,988,082                  -

Total Other Income (Expense)                           598,678           (951,640)         1,774,342           (504,375)
                                                   ------------      ------------       ------------        ------------

Income (Loss) before Income Taxes                    1,990,168         (1,943,845)           846,242         (1,335,716)


PROVISIONS FOR INCOME TAXES                             (1,399)                 -                  -                  -
                                                   ------------      ------------       ------------        ------------

NET INCOME (LOSS)                                  $ 1,988,769        $(1,943,845)       $   846,242        $(1,335,716)
                                                   ============      ============       ============        ============

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                            $      0.12        $     (0.26)       $      0.05        $     (0.17)
                                                   ============      ============       ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             10,631,814         10,001,841         10,642,974         10,025,447
                                                   ============      ============       ============        ============

See accompanying notes to financial statements.

                            AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                          SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                            JUNE 30, 2006    JUNE 30, 2005
                                                                            -------------    ------------
                                                                              UNAUDITED        UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $  1,988,769      $(1,943,845)
     Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
             Depreciation and amortization                                       834,075          813,927
             Non-cash interest expense                                         1,477,348          736,845
             Non-cash warrant compensation                                       110,253                -
          Gain on sale of subsidiary                                          (2,988,082)               -
          Changes in assets and liabilities:
             Decrease in accounts receivable and other receivables             1,220,314        2,777,175
             Decrease (increase) in prepaid expenses and other                  (136,586)       1,435,342
             Increase in prepaid sales commissions                              (843,790)      (2,377,321)
             Increase in shareholder advances and notes payable                        -          141,635
             Increase in deposits on unit pre-sales                            1,226,029       11,971,662
             Decrease in customer deposits                                             -       (2,752,535)
             (Decrease) increase in accounts payable and accrued expenses        920,392       (5,015,865)
                                                                            -------------     ------------

             Net cash provided by operating activities                         3,808,722        5,787,020
                                                                            -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets                                                 (90,371)         (77,576)
     Acquisition of AWT assets                                                         -       10,602,635
     Increase in restricted cash                                              (6,079,439)               -
     Proceeds from property sold                                              13,129,246                -
     Capitalization of real estate carrying costs                            (13,914,505)      (5,238,206)
                                                                            -------------     ------------

             Net cash provided by (used in) investing activities              (6,955,069)       5,286,853
                                                                            -------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt                                                            (731,371)      (6,114,651)
     Proceeds from notes payable                                               7,294,080                -
     Proceeds from exercise of warrants                                              308                -
     Payments of notes payable - related parties                                       -         (717,969)
                                                                            -------------     ------------

             Net cash provided (used) by financing activities                  6,563,017       (6,832,620)
                                                                            -------------     ------------

             Net increase in cash                                              3,416,670        4,241,253

CASH AT BEGINNING PERIOD                                                         225,055        2,266,042
                                                                            -------------     ------------

CASH AT END OF PERIOD                                                       $  3,641,725      $ 6,507,295
                                                                            =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                 $    451,453      $   696,065
                                                                            =============     ============
     Cash paid for income taxes                                             $          -      $         -
                                                                            =============     ============

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
     Purchase of land held for development for notes payable                $ 15,000,000      $         -
                                                                            =============     ============

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2006 and December 31, 2005, the related consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, (the financial statements), include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and restated Financial Statements and notes thereto included in the Company's December 31, 2005, Form 10-KSB, the Company's March 31, 2006 Form 10-QSB/A and the Company's Forms 8K and 8-K/A filings.

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

NOTE C - PROPERTY AND EQUIPMENT, NET

As of June 30, 2006, property and equipment consisted of the following:

                                           Useful
                                           Lives                Amount
                                         ----------           ----------
Equipment                                   3-5               $4,401,620
Furniture & fixtures                        5-7                1,629,196
                                                              ----------
Subtotal                                                       6,030,816
Less: accumulated depreciation and amortization                4,435,042
                                                              ----------
Property and equipment, net                                   $1,595,774
                                                              ==========

Depreciation expense for the six-month and three-month period ended June 30, 2006 amounts to $834,075 and $418,703 respectively.

NOTE D - NOTES PAYABLE - RELATED PARTIES

The current maturities of notes payable - related parties is as follows:

Tri-County Road Ventures LLC                                  $3,721,997
Officers of Hickory Travel Services                              408,900
Peter Webb                                                       124,262
Shareholders of Hickory Travel Services                          180,000
Others                                                            20,000
                                                              ----------
Notes payable - related parties                               $4,455,159
                                                              ==========

The current portion of notes payable includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $408,900. $117,945 of such amount is owed to L. William Chiles, a Director of the Company.

Included in long-term debt and notes payable are obligations to the following related parties:

Officers of Hickory Travel Services                             $372,803
                                                              ----------
Related party debt and notes                                    $372,803
                                                              ==========

$89,758 of this amount is owed to L. William Chiles, a Director of the Company.

NOTE E - RELATED PARTY TRANSACTIONS

The Company accrues salaries payable to Malcolm Wright in the amount of $800,000 per year (and $550,000 per year in 2002 and 2003) with interest at 12%. In June 2006, Malcolm Wright was paid $1,540,500 of the accrued salaries that consisted of accrued salaries of $1,275,000 and accrued interest of $265,500. As of June 30, 2006, the amount of salaries payable accrued to Mr. Wright amounts to $1,825,000 plus accrued interest on those salaries of $341,250.

The Company accrued director fees to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. No payments of director fees were paid during the current quarter and the balance of accrued director fees as of the end of the quarter covered by this report amounts to $224,500.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 Tierra Del Sol Resort ("TDSR") entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through June 30, 2006 the total costs plus fees amounted to $22,398,243.

A trust for the natural heirs of Malcolm Wright is the majority shareholders of Xpress Ltd. ("Xpress"). On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR payable in two installments: one-half of the fee is paid when the rescission period has elapsed in a unit sales agreement and one-half is paid upon the conveyance of the unit. The agreement also provides for a marketing fee of 1.5% of the total sales prices received by TDSR. The marketing fee is paid when the first segment of the sales fee is paid. During the period since the contract was entered into and ended June 30, 2006 the total sales amounted to approximately $223,654,843. As a result of the sales, TDSR was obligated to pay Xpress a fee of $6,709,645, consisting of one-half of the sales fee and the full amount of the marketing fee. As of June 30, 2006, $6,765,244 has been paid to Xpress. Based on the sales contracts as of June 30, 2006, TDSR will be obligated to pay Xpress $3,354,823, the other half of the sales fee, upon the conveyance of the units.

Effective June 30, 2006, pursuant to Stock Purchase Agreement between the Company and Stanford International Bank Limited (a minority shareholder and creditor of the Company), the Call Center operations (Caribbean Leisure Marketing, Ltd.) was sold. Promissory notes in the amounts of $1,250,000 and $2,100,000 were forgiven along with $2,313,175 of fees and accrued interest for a total consideration of $5,663,175. This sale resulted in a gain of $2,988,082 attributable to the recapture of depreciation and interest expenses of prior periods. The Stock Purchase Agreement also addressed the equity conversion feature that was to expire on April 30, 2007, of an outstanding loan with Stanford International Bank Limited. This feature was replaced with 355,000 warrants at an exercise price of $10.00 expiring on April 30, 2008.

NOTE F - NET INCOME (LOSS) PER SHARE

Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income
(loss) per share as follows:


Description                    Six months      Six months  Three months   Three months
                                 ended           ended       ended          ended
                                6/30/2006      6/30/2005   6/30/2006      6/30/2005
                               -----------    ----------   ---------      ---------
NET INCOME (LOSS)
  (as reported)                  1,988,769    (1,943,845)   846,242     (1,335,716)

UNDECLARED PREFERRED
STOCK DIVIDEND                    (713,955)     (713,616)  (358,950)      (358,779)
                               -----------    ----------   ---------      ---------
NET LOSS AFTER PREFERRED
STOCK DIVIDEND                   1,274,813    (2,657,461)   487,292     (1,694,495)

NET INCOME (LOSS) PER SHARE
  BASIC AND DILUTED                   0.12         (0.26)      0.05          (0.17)

NOTE G - SHARES FOR SERVICES

In December 2004, FASB issued a revision to SFAS 123 (also known as SFAS 123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: a prospective method, a modified prospective method and a retroactive method. The Company adopted SFAS 123R in the first quarter of the fiscal year ending December 31, 2006.

In accordance with SFAS No. 123R we have recorded approximately $110,000 as stock based compensation under the fair value method for the six months ended June 30, 2006. There was no proforma stock based compensation under the fair value method for the six months ended June 30, 2005.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 3.5%; volatility of 120% for 2006 and 196% for 2005 with no assumed dividend yield; and expected lives of five years.

During the six months ended June 30, 2006 the Company issued 200,000 warrants to two executives of the Company (100,000 to Michael Crosbie as Corporate General Counsel, Executive Vice President and Secretary of the Company and 100,000 to Jeff Scott as President of Hickory Travel Services); for each executive, 50,000 were immediately vested and the other 50,000 will vest in equal amounts in the next two years. In addition, 450,000 warrants were issued to Malcolm Wright for debt guarantees related to the acquisition of land held for development during the six months ended June 30, 2006. As noted in Note E above, in June 2006, 355,000 warrants were issued to Stanford International Bank Ltd. to replace the equity conversion feature that was to expire on April 30, 2007, of an outstanding loan with Stanford International Bank Limited. As of June 30, 2006, there are 4,942,246 warrants outstanding to officers and directors and 2,546,000 warrants outstanding to third parties for a total outstanding of 7,488,246. In January 2006, 308,000 warrants were exercised for the Company's common stock at $.001 per share which increased the common stock outstanding to 10,642,974 share and $10,643.

NOTE H - OPERATING SEGMENTS

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At June 30, 2006, the
Company's three business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments.

Tierra Del Sol, Inc. represent the Company's Real Estate segment, and is planning to construct a 972-unit resort in Orlando, Florida on 122 acres of undeveloped land. Vertical development on the townhomes and amenities is scheduled to commence in the summer of 2006. Presales commenced in February 2004.

Through June 30, 2006, American Leisure operated a call center where revenues were recognized upon the completion of the earning process from the completion of the travel of the customer, the trip to the properties for the potential purchase, or the appropriate event based on the agreement with American Leisure's client as to the ability to be paid for the service. Travel Unit ("Travel") provides travel related services. For the six months ending June 30, 2006:


In (000's)     Real Estate    Call Center   Travel    Elim.    Consol.
               ------------  -------------  -------  --------  --------
Revenue        $     14,269  $          2   $ 3,265  $  (900)  $ 16,636
Segment
income
(loss)         $      2,444  $        (47)  $   493  $  (900)  $  1,990
Total Assets   $    105,644  $          0   $12,024  $(7,233)  $110,435
Capital
expenditures   $          -  $          -   $    90  $     -   $     90
Depreciation   $        361  $        325   $   148  $     -   $    834

For  the  six  months  ending  June  30,  2005:


In (000's)      Real Estate    Call Center    Travel     Elim.     Consol.
               -------------  -------------  --------  ---------  ---------
Revenue        $      5,486   $       (215)  $ 2,613   $      -   $  7,884
Segment
income
(loss)         $       (954)  $       (264)  $  (726)  $      -   $ (1,944)
Total Assets   $     83,159   $      3,044   $15,584   $(11,864)  $ 89,923
Capital
expenditures   $         22   $          -   $    56   $      -   $     78
Depreciation   $        374   $        325   $   115   $      -   $    814

NOTE I - SUBSEQUENT EVENT

On December 30, 2004, American Leisure Equities Corporation (ALEC) a wholly-owned subsidiary of American Leisure, entered into an Asset Purchase Agreement (hereinafter referred to as the "Original Purchase Agreement") with Around The World Travel, Inc. (AWT), pursuant to which AWT agreed to sell substantially all of its assets to ALEC. The parties agreed that the purchase price is equal to the fair value of the Business, plus $1,500,000. Under the terms of the Original Purchase Agreement, AWT conveyed to ALEC all of the assets necessary to operate the Business, including substantially all of AWT's tangible and intangible assets and certain agreed liabilities. Pursuant to the terms of the Original Purchase Agreement, AWT and ALEC entered into a Management Agreement, under which AWT manages the Business on behalf of ALEC. AWT and ALEC also entered into a License Agreement, under which ALEC granted AWT a non-exclusive license to use certain trade names and related intellectual property in connection with the performance of its duties under the Management Agreement.

On and effective as of August 1, 2006, the Management Agreement and the License Agreement was terminated. Included in Other receivables is the amount from AWT of $5,222,903 which is composed of $2,020,691 for cumulative earnings from January 1, 2005 and $3,202,212 for working capital advances made from ALEC to AWT. These amounts are individually and unconditionally guaranteed by Jim Tolzien, the President of AWT, and Keith St. Clair, its controlling owner.

NOTE J - RECLASSIFICATIONS

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF AMERICAN LEISURE HOLDINGS, INC. ("AMLH", "AMERICAN LEISURE," "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2006. ALL REFERENCES IN THIS REPORT ON FORM 10-QSB TO "THE COMPANY," "WE," "US," "OUR" OR WORDS OF SIMILAR MEANING INCLUDE THE OPERATIONS OF AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES.

BUSINESS  HISTORY

We were incorporated in Nevada in June 2000 as "Freewillpc.com, Inc.," and until June 2002, operated as a web-based retailer of built-to-order personal computers and brand name related peripherals, software, accessories and networking products. In June 2002, we acquired American Leisure Corporation, Inc. ("American Leisure Corporation"), in a reverse merger (discussed below). We re-designed and structured our business to own, control and direct a series of companies in the travel and tourism industries so that we can achieve vertical and horizontal integration in the sourcing and delivery of corporate and leisure travel services and offerings.

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

In addition to the Company's establishment and continuing operation of a Travel Division, we have established a Resort Properties Division and related leisure and travel support operations. Through our various subsidiaries, we: manage and distribute travel services; develop, sell and will manage travel destination resorts and vacation home properties; and develop and operate affinity-based travel clubs. Further, we owned and operated a call center in Antigua-Barbuda during the period covered by this report, which call center business was sold effective June 30, 2006, as described below. Our businesses are intended to complement each other and to enhance Company revenues by exploiting consumer cross-marketing opportunities. We intend to take advantage of the synergies between the distribution of travel services and the creation, marketing, sale and management of vacation home ownership and travel destination resorts.

On October 1, 2003, we acquired a 50.83% majority interest in Hickory Travel Systems, Inc. ("Hickory" or HTS") as the key element of our Travel Division. Hickory is a travel management service organization that serves its network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agents worldwide serving corporate and leisure travelers. We intend to complement other Company businesses through the use of Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, technologies, and information exchange.

In  December  2004,  Caribbean  Leisure  Marketing,  Ltd.  ("Caribbean  Leisure
Marketing"), a wholly owned subsidiary of our company that is focused on telecommunications, entered into a joint venture with IMA Antigua, Ltd. to operate a call center in Antigua that Caribbean Leisure Marketing owns. The joint venture was operated through Caribbean Media Group, Ltd., an international business corporation formed under the laws of Barbados. On June 30, 2006, pursuant to a Stock Purchase Agreement (described in greater detail below), the call center operations and Caribbean Leisure Marketing were sold to Stanford.

On December 31, 2004, American Leisure Equities Corporation ("ALEC"), one of our wholly owned subsidiaries, acquired substantially all of the assets of Around The World Travel, Inc. ("Around The World Travel" or "AWT") which included all of the tangible and intangible assets necessary to operate the business including the business name "TraveLeaders". We engaged Around The World Travel to manage the assets and granted Around The World Travel a license to use the name "TraveLeaders" during the time that AWT enjoyed a management contract with ALEC. TraveLeaders is a fully-integrated travel agency and travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services including corporate travel management, leisure sales, special event and incentive planning. TraveLeaders is based in Coral Gables, Florida. On and effective as of August 1, 2006, the Management
Agreement and the License Agreement with AWT were terminated by ALEC which, effective on that date, began directly managing the travel business assets and operations of TraveLeaders.

Except as expressly indicated or unless the context otherwise requires, "we," "our,""us," or the "Company," means American Leisure Holdings, Inc. and its subsidiaries.

BUSINESS  INTEGRATION

Our mission is to remain focused on the development, sale and management of vacation travel destination resorts. As such we have completed the planning and initial site development, and begun the horizontal improvements for "The Sonesta Orlando Resort at Tierra Del Sol" (the "Sonesta Resort"), a planned 972-unit vacation home resort located just 10 miles from Walt Disney World, in Orlando, Florida. Additionally, we are in the planning stages of developing our Reedy Creek Property, which is situated in the northwest section of Osceola County, Florida about one mile from the "Maingate" entrance to Walt Disney World, Orlando and approximately one-half mile from the south entrance to "Disney's Animal Kingdom" theme park. The Reedy Creek Property consists of three parcels totaling over 40 gross acres with approximately 29 acres of buildable land. The Ready Creek Property is currently planned to consist of approximately 522 residential units consisting of mid-rise condominium buildings.

Through "Developments of Regional Impact" (DRIs) underway, we are seeking to maximize property development and sales by obtaining governmental approval for more housing units than was initially planned at our Tierra del Sol and Reedy Creek properties. Although there is no assurance of the additional density that may be achieved through the DRI process we believe that both Tierra del Sol and Reedy Creek may gain approval to develop as many as 700 additional units.

Subject to the provision of sufficient capital and our determination of value to our shareholders, we intend to achieve growth through selected acquisitions of real property and business assets and interests. Although no agreements related to such future acquisitions have been concluded, we expect to negotiate and, subject to our final determination as to the merits of such acquisitions(s) and the availability of necessary capital, complete the acquisition of Florida destination resort property holdings proximate to our existing resort developments at initial entry prices for the developable land that may be materially below current appraised values. These potential acquisitions would come from a portfolio of undeveloped real estate currently controlled by related third parties including the Company's Chairman, Mr. Malcolm Wright. Additional growth may be realized through our continued creation of destination resorts, and through the prospective acquisition of qualified, existing destination resorts, thereby creating an extensive resort and vacation ownership network further supported by the Company's travel services division. Our goal through such expansion would be to further become an integrated, "one-stop" leisure services company, seeking to seamlessly provide for the development, sales, and management of and the ongoing generation of revenue from destination resorts while offering vacation ownership and an extensive range of travel services to an expanding customer and client base.

We are also in the process of integrating the administrative operations of Hickory and TraveLeaders to distribute, fulfill and manage our travel services and our Resort Properties which integration, we anticipate completing during fiscal year 2006.

Our business model for support between our divisions is to use the travel distribution, fulfillment and management services of the combined resources of Hickory and TraveLeaders to provide consumer bookings at our planned resorts, to increase the rental of vacation homes that we plan to manage at these resorts, and to fulfill the travel service needs of our affinity-based travel clubs. We intend to complement our other businesses through the use of Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange. TraveLeaders is a fully integrated travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services in both traditional and e-commerce platforms including corporate travel management, leisure sales, and meeting, special event and incentive planning. TraveLeaders currently fulfills travel orders produced by our affinity travel clubs.

During the six months ended June 30, 2006, we received the majority of our operating revenues from ALEC, which accounted for approximately 31% of our total revenues and through the operations of HTS which accounted for approximately 66% of our operating revenues for the six months ended June 30, 2006. Additionally, we had undeveloped land sales of $13,129,246, during the six months ended June 30, 2006, which were generated by Tierra del Sol in connection with the sale of forty-two acres of land in the Sonesta Resort for $9,090,130 to the Westridge Community Development District ("District") and an additional $4,039,116, which was received from the District in connection with reimbursements for site improvements on the land purchased by the District.

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

Phase 1 will also include construction of related amenities, including a swimming pool complex and sun decks, a lazy river, a poolside restaurant and other amenities typical of a resort of this kind. We have commenced preparation of the land and infrastructure improvements in anticipation of vertical construction. Phase 2 will include construction of 252 additional residential condominium units and 426 additional town home units, as well as a 126,000 square foot clubhouse (84,000 square feet under air). Construction of Phase 2 is expected to overlap with the construction of Phase 1.

The general partner of each Development Partnership is TDS Management LLC, a newly organized limited liability company controlled by Malcolm J. Wright, the Company's Chairman, Chief Executive Officer, Chief Financial Officer and a Director. The principal limited partner of each Development Partnership is Tierra Del Sol Resort, Inc., which owns a 99.9% interest in each Development Partnership. The Company owns 100% of Tierra Del Sol Resort, Inc.

Each Development Partnership has granted Stanford Venture Capital Holdings, Inc. ("Stanford") the right to acquire a 2% interest in each partnership as consideration for the release of a mortgage lien formerly held by Stanford.

On July 27, 2006, we, through one of our wholly owned subsidiary companies, formally notified KeyBank, that we elected not to open the $40,000,000 revolving credit Construction Loan. We have however, established a relationship with GMAC Bank, through Millenium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse. We anticipate that such loan will be evidenced by a firm commitment during the month of September 2006; however, we can provide no assurances that we will receive such a commitment.

PCL  CONSTRUCTION  GUARANTEE  AND  LOAN.

The Orlando based contractor, PCL Construction Services, Inc., a subsidiary of PCL Construction Enterprises, Inc. of Denver, Colorado ("PCL"), was the General Contractor for Phase 1 of the project. In conjunction with its designation as the General Contractor, PCL has committed to a guaranteed maximum price for the construction of Phase 1.

PCL also provided a $4,000,000 loan to TDS Development, LLC, a subsidiary of Tierra Del Sol Resort, Inc. (the "PCL Loan"). The proceeds of the PCL Loan were used to establish a $4,000,000 account with KeyBank, which was pledged as security for the Construction Loan. The loan bears interest at the rate of 14% per annum. The term of the loan is two years. The PCL Loan is guaranteed by the Company, the Company's Chief Executive Officer and Chairman, Malcolm J. Wright, individually, and Tierra Del Sol Resort, Inc. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the PCL loan facility.

As part of our election not to open the Construction Loan with KeyBank, we have agreed with KeyBank to release the PCL Loan.

THE  LAND  LOAN

The borrowers under the Land Loan are Tierra Del Sol Resort (Phase 2), Ltd. (the "Phase 2 Partnership") and four other special purpose entities that are owned by the Phase 2 Partnership.

The Land Loan is a $14,850,000 term loan with a maturity date of June 28, 2007. The proceeds of the Land Loan were primarily used to repay existing debt of the property for the Sonesta Resort. The Land Loan bears interest at LIBOR plus 3.10% per annum, equal to approximately 8.69% as of August 2, 2006, with the LIBOR equal to 5.59% as of that date.

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

In connection with the election not to open the Construction Loan, we and KeyBank have agreed to modify the Land Loan. The Land Loan will remain in place, and we will provide $1 million in cash or a letter of credit, as additional collateral for the loan. We have also agreed to a principal payment schedule related to the Company's planned construction of the 426 town homes in Phase 2 of the Sonesta Resort to reduce the balance of the loan between January 2007 and its maturity date.

The Company and Mr. Wright have issued guarantees to KeyBank on the Land Loan. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the KeyBank credit facility. The occurrence of any one or more "events of default" under the Land Loan allow KeyBank to pursue certain remedies including taking possession of the Sonesta Resort project; withholding further disbursement of the proceeds of the loan and/or terminate KeyBank's obligations to make further disbursements thereunder; and/or declaring the note evidencing the loans to be immediately due and payable.

WESTRIDGE  COMMUNITY  DEVELOPMENT  DISTRICT  BONDS

The closing of the new credit facilities with KeyBank triggered the closing of the sale of $25,825,000 in community development bonds issued by the Westridge Community Development District (the "District"). The proceeds of the bonds will be used, in part, to fund infrastructure at the Sonesta Resort and to acquire land for public purposes from Tierra Del Sol Resort (Phase 1), Ltd., The debt service and retirement of these bonds will be funded by a special district tax upon the property owners in the District at an interest rate of 5.8% over a 30-year amortization period. Grading and infrastructure for the District are more than 75% complete.

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

SIBL  CREDIT  FACILITY

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the closings of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan"), and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"). The financial assistance provided by SIBL was evidenced by a Credit Agreement dated as of December 29, 2005 between SIBL, Tierra Del Sol Resort, Inc. and the Company (the "SIBL Credit Agreement"). As consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave the $2,100,000 loan, as well as the accrued interest on such loan in the amount of $191,100.

Tierra Del Sol used the proceeds of the SIBL Tierra Del Sol Loan to make a capital contribution to the Phase 1 Development Partnership, which in turn pledged this amount to KeyBank as additional collateral for the Construction Loan. SIBL is an affiliate of Stanford Venture Capital Holdings Inc. Tierra Del Sol used the Letters of Credit in lieu of cash to complete its equity requirements under the Construction Loan.

The SIBL Tierra Del Sol Loan has a 2-year term, with an initial interest rate of 12% per annum. The Letters of Credit are in the amounts of $4,000,000 and $2,000,000, with terms of 24 months and 12 months, respectively. Tierra Del Sol is obligated to pay a monthly fee for each letter of credit equal to 1% of the face amount of such letter of credit. Upon release of the letters of credit and upon either the payment of the note in full or the maturity of the loan from KeyBank, Tierra Del Sol was also required to pay a one-time minimum fee equal to 3%. After six months, this fee increased by 1% each month until the letters of credit were released, which KeyBank did effective August 16, 2006. As consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave these fees which amounted to $540,000. Any unpaid amounts on the SIBL Tierra Del Sol Loan or Letters of Credit bear interest at the rate of 12% per year.

The obligations of Tierra Del Sol under the SIBL credit facility (the "Stanford Credit Facility") were guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman, along with other third party entities, which third party entities are beneficially owned, in part, by Roger Maddock, a significant shareholder of the Company, pursuant to an Irrevocable and Unconditional Guaranty. We believe that without the guarantees of Mr. Wright and other third parties, it would have been more difficult, if not impossible, for us to secure the SIBL credit facility. These obligations were also secured by a first mortgage lien on a parcel of real property owned by the third party entities. The consideration paid for the third party entities' guarantees was consistent with the existing debt guarantor agreement issued by the Company for its executives. The third party entities will receive and share in a guarantee fee equal to 3% of the amount guaranteed. The third party entities, by virtue of pledging collateral for a debt that benefits the Company, will also receive a collateral pledge fee equal to 2% of the amount guaranteed. The Company paid this fee through the grant of 405,000 warrants to the third party entities to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration date of the guarantees. In consideration of Mr. Wright's guarantee, and pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright earned a fee for such guarantee equal to three percent (3%) of the amount guaranteed. The Company will pay this fee through the grant of 243,000 warrants to Mr. Wright to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration date of the guarantee.

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

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be $135,500,000 of which $8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $ 49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. The $14,000,000 will be funded by the bonds proceeds held by the Westridge Development District and from equity reserves held by Key Bank. A Land Loan was also funded by Key Bank which was described above in the amount of $14,850,000, of which $13,806,000 had been borrowed under as of June 30, 2006. We previously had entered into the $40,000,000 Construction Loan with KeyBank, which loan we decided not to open in favor of alternate, anticipated financing arrangements which we believe will be beneficial to the timely completion of the Sonesta Resort project. We are in the process of negotiating with several lenders for a construction loan for the condominiums and clubhouse and anticipate, although we cannot provide any assurances, that such loan will be evidenced by a firm commitment by September 2006. Assuming we are able to enter into a subsequent funding arrangement, we believe that we have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately. It is anticipated, although we cannot provide any assurances, that certain Phase 2 construction will commence by October, 2006.

In November 2003, we entered into an exclusive sales and marketing agreement with Xpress Ltd. ("Xpress") to sell the vacation homes in the Sonesta Resort. Malcolm J. Wright, one of our founders and our Chief Executive Officer and Chairman, and members of his family are the majority shareholders of Xpress. As of August 1, 2006, Xpress has pre-sold approximately 690 vacation homes in a combination of contracts on town homes and reservations on condominiums for total sales volume of over $220 million.

REEDY  CREEK  ACQUISITION  COMPANY,  LLC  TRANSACTIONS

Background
----------

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

At the time of the acquisition of the Reedy Creek Property, Reedy Creek Acquisition Company was owned 99% by SFG and 1% by one of the Company's wholly owned subsidiary, American Leisure Reedy Creek Inc. ("ALRC"), however ALRC, has since exercised its option (the "Reedy Creek Option") to receive 100% of the interest in the Reedy Creek Acquisition Company in return for $600,000 paid to SFG.

SIBL  Reedy  Creek  Loan  Terms
-------------------------------

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note has a maturity date of December 31, 2006, a principal balance of $8,000,000 and bears interest at the rate of 8% per year payable quarterly. Interest in the amount of $220,652 on the Amended Note has been forgiven as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), the balance of $110,526 is due and payable on September 30, 2006. Upon an event of default as described in the Amended Note, SIBL has several rights and remedies, including causing the Amended Note to be immediately due and payable.

The Amended Note is secured by a second lien on the Reedy Creek Property. It is guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the SIBL credit facility.

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

The Bankers Credit loan is evidenced by a Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of August 2, 2006 was 15% (with a prime rate, as reported by the Wall Street Journal of 8.25%). Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note is January 3, 2007, when all principal and unpaid interest is due and payable. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit
Note is subject to a 1% exit fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

The Bankers Credit Note is secured by a first lien on the Reedy Creek Property. Additionally, the Bankers Credit Note is guaranteed by the Company and Malcolm
J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Guaranty Agreement. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Bankers Credit, loan facility.

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

It is anticipated that Walt Disney World's Reedy Creek Improvement District (the "District"), a quasi-government body whose constituents are all affiliated with Walt Disney World Company, will agree to construct and pave the widening and extension of Reedy Creek Boulevard north and westward at its expense. We are currently working with the District towards this end. The District will have a public hearing during which it is anticipated that the District will be given the authority to acquire the land from Reedy Creek Acquisition Company and make the improvements to Reedy Creek Boulevard. If the District acquires the requisite authority from its constituents, Reedy Creek Acquisition Company has agreed to convey relatively small portions of the three combined properties to constitute this roadway. Reedy Creek Acquisition Company will benefit from the conveyance by saving the cost of the road it would have to build anyway and it will enhance the required road frontage for the project.

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

Note  Modification  Agreement
-----------------------------

In February 2006, we entered into a Note Modification Agreement with SIBL, whereby we agreed to modify certain provisions of our outstanding promissory notes with SIBL to grant extensions of payments due. Pursuant to the Note Modification Agreement, we and SIBL agreed that all interest due on our $6,000,000 note, from January 1, 2005, through September 30, 2006, shall be due and payable on September 30, 2006, with all interest thereafter payable with the original terms of that note however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave $546,000 of accrued interest; that all interest accrued on the $3,000,000 note we have with SIBL, from the date of the note until September 30, 2006, shall be due and payable on September 30, 2006, with all interest thereafter payable with the original terms of that note; however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave the $654,080 of accrued interest as of June 30, 2006, that the maturity date of our $1,250,000 note with SIBL be extended until September 30, 2006, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave this note and $161,342 of accrued interest; that the maturity date of our $1,355,000 note with SIBL be extended until June 30, 2007, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; that the maturity date of our $305,000 note with SIBL be extended until June 30, 2007, and that no payments of principal or interest on that note shall be payable until the extended due date of that note, however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave $17,098 of accrued interest; and that interest on our $2,100,000 note with SIBL with a maturity date of December 27, 2007, shall be payable in arrears, on a quarterly basis, however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave this note and $191,100 of accrued interest.

PURCHASE  OF  MINORITY  INTEREST  IN  TIERRA  DEL  SOL
-----------------------------------------------------

In March 2006, and effective as of December 31, 2005, we purchased the minority interest of our now wholly owned subsidiary, Tierra Del Sol, Inc. (the "Minority Interest") from Harborage Leasing Corporation ("Harborage"). The purchase price of the Minority Interest from Harborage was a promissory note for $1,411,705 ("Harborage Note"); the right to receive, without payment, two (2) three-bedroom condominium units to be constructed in Phase 2 of the Sonesta Resort, or in the event title to both such units is not delivered by December 31, 2007, then, in lieu thereof, payment of $500,000 for each such unit that is not transferred by such date; 197,000 shares of the Company's common stock; and warrants to acquire 300,000 additional shares of the Company's common stock at an exercise price of $5.00 per share. The warrants expire if unexercised five (5) years from their date of grant. Pursuant to the Stock Purchase Agreement, Harborage has the right to require the Company to purchase all or a portion of the Harborage 197,000 shares at $5.00 per share, for sixty (60) days, beginning January 1, 2007 (the "Put Option"). The Put Option will no longer be in effect provided that both of the following events occur: (i) Harborage is able to sell the Harborage Shares pursuant to an effective Registration Statement under the Securities Act of 1933 (the "Act"), or pursuant to Rule 144 of the Act; and after the fulfillment of
(i) above, the average closing price of the Company on the Over-The-Counter Bulletin Board or principal exchange on which the Company's common stock then trades, exceeds $5.00 per share for a period of thirty (30) consecutive days. The Harborage Note and shares are guaranteed by Malcolm J. Wright, the Company's Chief Executive Officer and Director of the Company.

                                  RECENT EVENTS
                                -----------------

In August 2006, with an effective date of June 30, 2006, we and several of our subsidiaries, including Castlechart Limited ("CLM"), our former wholly owned subsidiary, which owns 81% of the issued and outstanding stock of Caribbean Leisure Marketing Limited ("Caribbean Leisure Marketing"), which in turn owned 49% of the issued and outstanding stock of Caribbean Media Group, Ltd. ("Caribbean Media Group"), which owned and operated our call center in Antigua, entered into a Stock Purchase Agreement with Stanford International Bank Limited ("SIBL" and the "Stock Purchase Agreement").

The Stock Purchase Agreement provided that we would sell SIBL, all of our interest in CLM, along with a promissory note payable to us by CLM in the amount of $5,663,274, which amount evidences our total investment in CLM, for an aggregate purchase price of $5,663,275. In connection with the purchase, SIBL also agreed to forgive the interest on several of our outstanding promissory notes with SIBL, and to amend the due date of such notes, described in greater detail below, and we agreed to grant SIBL a warrant to purchase 355,000 shares of our common stock at an exercise price of $10.00 per share, which warrants have an expiration date of April 30, 2008, and contain certain anti-dilution clauses, whereby if we grant any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price.

In connection with the Stock Purchase Agreement, SIBL forgave and permanently discharged the following debts which we owed to SIBL: a $1,250,000 promissory note and accrued interest thereon through June 30, 2006; a $2,100,000 promissory note and accrued interest thereon through June 30, 2006; all accrued and unpaid interest on our $6,000,000 note with SIBL as of June 30, 2006; all accrued and unpaid interest on our $3,000,000 promissory note payable to SIBL as of June 30, 2006; $220,652 of the $331,178 of accrued interest on our $8,000,000 promissory note payable to SIBL, and all accrued fees on our $6,000,000 letter of credit, which SIBL agreed to guaranty in connection with the KeyBank loans.

Additionally, in connection with the Stock Purchase Agreement, SIBL also agreed to restate the due dates of the notes which we owe to SIBL, including, the $6,000,000 note, which now has a maturity date of December 18, 2008; the $3,000,000 note, which now has a maturity date of $3,000,000; the $1,355,000 note, which now has a maturity date of June 30, 2007; the $8,000,000 note, which now has a maturity date of December 31, 2006; and the $305,000 note, which has a maturity date of June 30, 2007.

Finally, pursuant to the Stock Purchase Agreement, we and SIBL agreed that CLM would be released and discharged from any liability under the $6,000,000 note or the $305,000 note with SIBL, which it previously agreed to guaranteed.

On and effective as of August 1, 2006, our Management Agreement and the License Agreement with Around the World Travel ("AWT"), which we entered into with AWT on December 30, 2004, was terminated. American Leisure Equities Corporation, which is a wholly owned subsidiary, is now operating and managing the TraveLeaders assets.

In August 2006, Tierra del Sol Resorts, Inc. entered into a guaranteed minimum price construction contract with Resorts Construction, LLP ("Resorts Construction") to construct and develop part of the Sonesta Resort and its town home properties. Resorts Construction is 50% owned by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman. We believe that the contract with Resorts Construction provides significant savings over the PCL contract described in detail above, and is advantageous to the Company in comparison with terms available in the market from other third party contractors. Pursuant to the contract with Resorts Construction, we agreed to pay Resorts Construction a contractor's fee equal to 5% of the total cost of the construction performed by Resorts Construction and 7.5% for general conditions. Any payments owed under the Resorts Construction contract which are not paid when due bear interest at the rate of 12% per annum. We provided Resorts Construction a payment of $4,000,000 upon our entry into the construction agreement with Resorts Construction, which funds Resorts Construction will use to begin construction of Phase 1 of the Sonesta Resort.

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

Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we receive and recognize as income 90% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization. The balance was retained by Around The World Travel as a management fee, although that management agreement has been terminated.

During the six months ended June 30, 2006, we generated modest revenues from our call center joint venture in Antigua. Effective June 30, 2006, we sold our call center operations to Stanford, as described in greater detail above under "Recent Events."

We believe that the capital requirement for the first phase of the resort will be approximately $135,500,000, of which $8,000,000 will be for the resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. On or about December 29, 2005 we closed on $54.85 million of senior debt to be used in the development of The Sonesta
Orlando Resort at Tierra Del Sol (the "Project"), described in greater detail above. KeyBank, N.A. is the lender of a credit facility for the benefit of AMLH. The credit facility is a land loan in the amount of $14,850,000, which is secured by Project land on phase two of the Sonesta Resort, that is dedicated to specific phases of the development. KeyBank had also originally agreed to provide us a $40,000,000 revolving construction loan, for up to $72,550,000 in funding, however we have since decided not to move forward with such funding. KeyBank Capital Markets had the underwriting role in the sale of the Community Development District Bonds. We are in the process of negotiating with several lenders for a construction loan for the condominiums and anticipate that such loan will be evidenced by a firm commitment during the month of September 2006, of which there can be no assurance. Financing for the balance of the development budget, which includes infrastructure, retention, roads and green space of approximately $26,000,000, was through the sale of Westridge Community Development District bonds which was completed on December 29, 2005 as described above. In June 2005, we began the earth moving and clearing process on the land for the resort and we expect to begin the vertical construction in the third or fourth quarters of 2006. We have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse. We anticipate that such loan will be evidenced by a firm commitment during the month of September 2006, but we have no assurances that a commitment will be secured. Assuming we are able to enter into a subsequent funding arrangement, we believe that we have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

GOING  CONCERN  CONSIDERATIONS
------------------------------

We have incurred losses during the development stage during our existence, and we have negative retained earnings. We had an accumulated deficit of $13,499,420 at December 31, 2005 and $11,510,650 as of June 30, 2006. We expect our travel operations through the end of the current fiscal year to require additional working capital of approximately $2,000,000 and Hickory to require approximately $500,000 in working capital during the next twelve months. If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations and/or to complete the construction of our planned vacation homes, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenues and expenses from our TraveLeaders business are not included in our results as the same are borne by Around The World Travel, Inc., the former third party manager of the business. We recognized as revenue only the net operating results of TraveLeaders after deducting the management fee paid to Around The World Travel of 10% of net earnings before interest expense, taxes, depreciation and amortization.

We have entered into approximately 690 pre-construction sales contracts for units in the Sonesta Orlando Resort at Tierra Del Sol. We will recognize revenue when title is transferred to the buyer.

Revenues include property sales which are accounted for as the profits on the sales at the time of closing.

GOODWILL
--------

We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No.
144. In 2004, we recorded an impairment of $1,500,000 related to the acquisition of the TraveLeaders assets in December 2004, based on our payment of more than fair value. The remaining goodwill of $14,425,437 as of December 31, 2004 was composed of $12,585,435 from the TraveLeaders acquisition and $1,840,002 from the Hickory acquisition. In 2005 we renegotiated and ultimately reached a settlement on the acquisition which resulted in an acquisition of goodwill of $5,585,435 of which $1,500,000 was previously impaired resulting in a goodwill balance of $4,085,435. Our remaining goodwill of $1,840,002 is related to the Hickory acquisition and has not been further impaired as of either June 30, 2006 or December 31, 2005. Therefore, total goodwill amounts to $5,925,437. The goodwill will be evaluated on an annual basis and impaired whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable.

                         COMPARISON OF OPERATING RESULTS

THREE  MONTHS  ENDED  JUNE  30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

We had total revenue for the three months ended June 30, 2006 of $1,844,194, which was solely composed of operating revenues. This represented an increase in total revenues of $20,948 or 1.15%, from total revenues of $1,823,246 of total revenues for the three months ended June 30, 2005. The reasons for the increase in total revenue for the three months ended June 30, 2006; compared to the three months ended June 30, 2005 were due to increased revenues from our travel center operations and call center operations, which call center operations we subsequently sold to Stanford, as described above.

We had a gross margin of $1,844,194 for the three months ended June 30, 2006, compared to a gross margin of $1,823,246 for the three months ended June 30, 2005, an increase of $20,948 or 1.15% from the prior period, which increase in gross margin was directly attributable to the 1.15% increase in revenues for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

We had total operating expenses of $2,772,294 for the three months ended June 30, 2006, compared to total operating expenses of $2,654,587 for the three months ended June 30, 2005, an increase in total operating expenses of $117,707 or 4.4% from the prior period. The increase in total operating expenses from the prior period was mainly due to the $81,549 or 3.5% increase in general and administrative expenses caused by the accompanying increase in operations during the three months ended June 30, 2006.

We had loss from operations of $928,100 for the three months ended June 30, 2006, compared to loss from operations of $831,341 for the three months ended June 30, 2005, an increase in loss from operations of $96,759 or 11.6% from the prior period. The increase in loss from operations was mainly attributable to increased general and administrative expenses.

We had total interest expense of $1,289,500 for the three months ended June 30, 2006, compared to total interest expense of $343,526 for the three months ended June 30, 2005, an increase in interest expense of $945,974 from the prior period. The increase in interest expense was mainly due to interest on loans from Stanford that were not in place in during the three months ended June 30, 2005 and the amortization of deferred financing costs.

We had equity in operations of unconsolidated affiliate of $75,760 for the three months ended June 30, 2006, compared to equity in operations of unconsolidated affiliate of ($160,849) for the three months ended June 30, 2005. Equity in operations of unconsolidated affiliate for the three months ended June 30, 2006 was due to the call center operations of Caribbean Media Group, Ltd. ("Caribbean Leisure Marketing"), our former wholly owned subsidiary, which owns 49% of Caribbean Media Group, Ltd. Subsequent to June 30, 2006, we sold Caribbean Leisure Marketing to Stanford, as described in greater detail above under "Recent Events. The increase for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due to the call center operations being profitable during the three months ended June 30, 2006 and were operating at a loss during the three months ended June 30, 2005.

We had a gain on sale of affiliate of $2,988,082 for the three months ended June 30, 2006, compared to gain on sale of affiliate of $0 for the three months ended June 30, 2005. Effective June 30, 2006, pursuant to a Stock Purchase Agreement between the Company and Stanford International Bank Limited, we sold our call center operations (Caribbean Leisure Marketing, Ltd.) In connection with the sale, promissory notes in the amounts of $1,250,000 and $2,100,000 were forgiven by Stanford, along with $2,313,175 of fees and accrued interest for total consideration of $5,663,175. This sale resulted in a gain of $2,988,082.

We had total other income of $1,774,342 for the three months ended June 30, 2006, compared to total other loss of $504,375 for the three months ended June 30, 2005. Total other income included the $2,988,082 gain on sale of affiliate and the $75,760 of equity in operations of unconsolidated affiliate offset by the $1,289,500 in interest expense for the three months ended June 30, 2006. The total other expense for the three months ended June 30, 2005 were attributed to interest expense of $343,526 and equity in operations of unconsolidated affiliate of ($160,849).

We had income before income taxes of $846,242 for the three months ended June 30, 2006, compared to loss before income taxes of $1,355,716 for the three months ended June 30, 2005, an increase in income before income taxes of $2,181,658 or 163.4% from the prior quarter.

We had net income of $846,242 for the three months ended June 30, 2006, compared to net loss of $1,335,716 for the three months ended June 30, 2005, an increase in net income of $2,181,658 or 163.4% from the prior period. The increase in net income was due to the gain on the sale of Caribbean Leisure Marketing.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

We had total revenue for the six months ended June 30, 2006 of $16,635,735, which was composed of operating revenues of $3,506,489 and undeveloped land sales of $13,129,246. This represented an increase in total revenues of $8,751,827, or 111.0% from total revenues of $7,883,908 of total revenues for the six months ended June 30, 2005. The reasons for the increase in total revenue for the six months ended June 30, 2006; compared to the six months ended June 30, 2005 were the $8,776,574 or 201.6% increase in undeveloped land sales relating to the sale of forty-two acres of land to the District during the three months ended March 31, 2006, offset by the $24,747 or 0.7% decrease in operating revenues relating to decreased revenues during the six months ended June 30, 2006, relating to our affinity clubs and the operations of our wholly owned subsidiary, Comtech Fibernet, Inc. which were partially offset by an increase in revenues in our real estate segment and our call center.

Total cost of undeveloped land sales for the six months ended June 30, 2006, was $9,796,634, compared to cost of undeveloped land sales of $3,384,988 for the six months ended June 30, 2005, an increase of $6,411,646 or 189.4% from the prior period. The increase in cost of undeveloped land sales was directly related to the increased land sales for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

We had a gross margin of $6,839,101 for the six months ended June 30, 2006, compared to a gross margin of $4,498,920 for the six months ended June 30, 2005, an increase of $2,340,181 or 52.0% from the prior period, which increase in gross margin was mainly due to the 111.0% increase in total revenue offset by the 189.4% increase in cost of undeveloped land sales for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

We had total operating expenses of $5,447,611 for the six months ended June 30, 2006, compared to total operating expenses of $5,491,125 for the six months ended June 30, 2005, a decrease in total operating expenses of $43,514 or 0.8% from the prior period. The decrease in total operating expenses from the prior period was mainly due to the $63,661 or 1.4% decrease in general and administrative expenses caused by personnel reductions and cost containment efforts in our travel sector plus a large decrease in expenditures in our communications sector.

We had total income from operations of $1,391,490 for the six months ended June 30, 2006, compared to total loss from operations of $992,205 for the six months ended June 30, 2005, an increase in income from operations of $2,383,695 or 240.2% from the prior period. The increase in total income from operations was mainly due to the sale of forty-two acres of undeveloped land to the District, as described above.

We had total interest expense of $2,529,648 for the six months ended June 30, 2006, compared to total interest expense of $736,845 for the six months ended June 30, 2005, an increase in interest expense of $1,792,803 or 243.3% from the prior period. The increase in interest expense was mainly due to interest on loans from Stanford that were not in place during the six months ended 2005 and the amortization of deferred financing costs.

We had equity in operations of unconsolidated affiliate of $140,244 for the six months ended June 30, 2006, compared to equity in operations of unconsolidated affiliate of ($214,759) for the six months ended June 30, 2005. Equity in operations of unconsolidated affiliate for the six months ended June 30, 2006 was due to the call center operations of Caribbean Media Group, Ltd. Caribbean Leisure Marketing, Ltd., our wholly owned subsidiary, owns 49% of Caribbean
Media Group, Ltd. Subsequent to June 30, 2006, we sold Caribbean Leisure Marketing to Stanford, as described in greater detail above under "Recent Events."

We had a gain on sale of affiliate of $2,988,082 for the six months ended June 30, 2006, compared to gain on sale of affiliate of $0 for the six months ended June 30, 2005. Effective June 30, 2006, pursuant to a Stock Purchase Agreement between the Company and Stanford International Bank Limited, we sold our call center operations (Caribbean Leisure Marketing, Ltd.) In connection with the sale, promissory notes in the amounts of $1,250,000 and $2,100,000 were forgiven by Stanford, along with $2,313,175 of fees and accrued interest for total consideration of $5,663,175. This sale resulted in a gain of $2,988,082.

We had total other income of $598,678 for the six months ended June 30, 2006, compared to total other expense of $951,640 for the six months ended June 30, 2005, which represented an increase in total other income of $1,550,318 or 162.9% from the prior period, which increase was due to the $140,244 of equity in operations of unconsolidated affiliate and $2,988,082 of gain on sale of affiliate for the six months ended June 30, 2006.

We had income before income taxes of $1,990,168 for the six months ended June 30, 2006, compared to loss before income taxes of $1,943,845 for the six months ended June 30, 2005, an increase in income before income taxes of $3,934,013 or 202.4% from the prior six month period.

We had provision for income taxes of $1,399 for the six months ended June 30, 2006, compared to provision for income taxes of $-0- for the six months ended June 30, 2005.

We had net income of $1,988,769 for the six months ended June 30, 2006, compared to net loss of $1,943,845 for the six months ended June 30, 2005, an increase in net income of $3,932,614 or 202.3% from the prior period. The increase in net income was mainly due to the sale of forty-two acres of undeveloped land.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $31,038,433 as of June 30, 2006, which included cash of $3,641,725, restricted cash of $19,254,793, accounts receivable of $822,827, other receivable of $7,199,711 and prepaid expenses and other of $119,387. This represented an increase in total current assets of $8,908,118 from December 31, 2005, when total current assets were $22,130,325. The main reason for the increase in total current assets as of June 30, 2006, compared to December 31, 2005, was a $6,079,439 increase in restricted cash in connection with additional deposits on units in the Sonesta Resort and funds raised from the sale of the District bond, as described above. Restricted cash consisted of escrowed deposit funds from customers as well as funds devoted exclusively to the development of the Sonesta Resort.

We had net property and equipment as of June 30, 2006 of $1,595,774, which was a decrease of $2,988,079 from net property and equipment of $4,583,853 as of December 31, 2005. The decrease in net property and equipment at June 30, 2006 compared to as of December 31, 2005 was mainly caused by the depreciation of our call center equipment, which we sold to Stanford subsequent to June 30, 2006, as described above.

We had $50,480,540 of land held for development as of June 30, 2006, which was an increase of $15,785,259 or 45.5% from land held for development of $34,695,281 as of December 31, 2005. The increase in land held for development was due to capitalization of costs such as interest, professional fees, operating expenses on Tierra Del Sol, Inc. until the units at the Sonesta Resort property are completed and the acquisition of Reedy Creek Acquisition Company for $13,386,265 which increased our ownership in such entity and the undeveloped Reedy Creek Property from 1% to 100%. The $50,480,540 of land held for development as of June 30, 2006, represented the total costs capitalized since 2002 including the cost of the land.

We had total other assets of $27,320,307 as of June 30, 2006, which included prepaid sales commissions of $8,776,125; prepaid sales commissions from an affiliated entity, Xpress, Ltd., of $3,354,823; investment senior notes $5,170,000; goodwill of $5,925,437; trademark of $962,500 and other assets of $3,131,422, which included deferred financing costs, member contracts and customer lists. Trademark of $962,500 as of June 30, 2006, represented the Company's trademark on "Traveleaders." Prepaid sales commissions are paid to a sales agent at the point of sale and the agent then executes a note indicating that if the customer does not ultimately close on the sale of the property, the agent will return the advance. One half of the total sales commissions are paid at the point of sale, with the remaining balance being paid to the agent at closing.

We had total assets of $110,435,064 as of June 30, 2006, which included total current assets of $31,038,443; net property and equipment of $1,595,774; land held for development of $50,480,540 and total other assets of $27,320,307, compared to total assets of $89,923,247 as of December 31, 2005. The increase in total assets was mainly due to the increases in total current assets and land held for development as described above.

We had total current liabilities of $27,394,757 as of June 30, 2006, which included current maturities of long-term debt and notes payable of $16,870,617; current maturities of notes payable-related parties of $4,455,159; accounts payable and accrued expenses of $3,058,521; accrued expenses-officers of $2,370,500 and other liabilities of $639,960. In June 2006, Malcolm J. Wright, our Chief Executive Officer and Chairman was paid $1,540,500 in accrued salaries and interest which he was owed. Accrued expenses-officers as of June 30, 2006, included $1,825,000 in salaries and interest due to MrWright. Mr. Wright's accrued and unpaid salaries accrue interest at the rate of 12% per year until paid., Additionally included in accrued expenses-officers was $279,250 owed to
L. William Chiles, the Chief Executive Officer of Hickory and our Director, which included $250,000 of unpaid salary accrued to Mr. Chiles and $29,250 of accrued interest on such unpaid salary. Total current liabilities as of June 30, 2006 increased $16,874,083 or 160% from total current liabilities of $10,520,674 as of December 31, 2005. The increase in current liabilities was mainly attributable to an increase of $15,079,809 or 842.1% in current maturities of long term debt and notes payable which increase was mainly due to the Reedy Creek Acquisition Company loans with SIBL and Banker's Credit, which we received during the three months ended June 30, 2006 and the $3,187,058 or 251% increase in current maturities of notes payable for advances from related parties and an increase of $354,517 or 124% in other expenses, which was offset by a $1,023,000 or 30.1% decrease in accrued expenses due to officers and a $724,301 or 19.1% decrease in accounts payable and accrued expenses.

As of June 30, 2006, we owed $4,827,962 in connection with notes payable to related parties including $207,703 owed to our Director, William Chiles; $574,000 owed to Charles Sieberling, the Secretary of Hickory, and $2,166,250 owed to our Chief Executive Officer and Chairman, Malcolm J. Wright.

We had total liabilities of $101,750,847 as of June 30, 2006, which included total current liabilities of $27,394,757; long-term debt and notes payable of $34,478,693; a put liability related to the purchase of the minority interest in Tierra Del Sol, Inc. of $985,000, and deposits on pre-unit sales of $38,892,397. This represents an increase in total liabilities of $18,045,954 or 21.6% from total liabilities of $83,704,893 as of December 31, 2005, which increase was mainly due to the $15,079,809 or 842.1% increase in current maturities of long-term debt and notes payable and the $3,187,058 or 251% increase in current maturities of notes payable to related parties, described in greater detail above.

We had total working capital of $3,643,686 and a ratio of current assets to current liabilities of 1.13 as of June 30, 2006.

We had net cash flows used in operating activities of $3,808,722 for the six months ended June 30, 2006, which was mainly attributable to $1,988,769 of net income, $1,477,348 of non-cash interest expense, $1,226,029 of increase in deposits on unit pre-sales, $920,392 of decrease in accounts payable and accrued expenses and $1,220,314 of decrease in receivables offset by a gain on sale of subsidiary of $2,988,082 and an increase in prepaid commissions of $843,790.

We had total cash flows used in investing activities of $6,955,069 for the six months ended June 30, 2006, which included $13,914,505 in capitalization of real estate carrying costs, $6,079,439 of increase in restricted cash, and $90,371 of disposal of fixed assets offset by $13,129,246 of proceeds from property sold, which was generated by Tierra del Sol in connection with the sale of forty-two acres of land in the Sonesta Resort for $9,090,130 to the Westridge Community Development District ("District") and an additional $4,039,116, which was received from the District in connection with reimbursements for site improvements on the land purchased by the District. The capitalized real estate carrying costs are costs related to the construction and development of the Sonesta Resort properties, which are capitalized until the units are closed (ownership is transferred to the buyer), and include the sale proceeds from the sale of the land to the District as described above. Once the units close, the accumulation of costs related to that particular unit is recognized as cost of goods sold. The increase in restricted cash was in connection with additional deposits on units in the Sonesta Resort and funds raised from the sale of the District bond, as described above. Restricted cash consisted of escrowed deposit funds from customers as well as funds devoted exclusively to the development of the Sonesta Resort.

We had net cash provided by financing activities of $6,563,017 for the six months ended June 30, 2006, which was due to $7,294,080 of proceeds from notes payable and $308 from proceeds from the exercise of warrants offset by $731,371 of payment of debt.

During the six months ended June 30, 2006, we borrowed an additional $228,900 under the Land Loan with KeyBank, bringing the total outstanding balance of such loan to $13,806,000.

We expect that we will require approximately $2,500,000 through the end of the 2006 fiscal year for working capital for our travel management and services businesses.

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be approximately $135,500,000 of which $ 8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. As of June 30, 2006, approximately $13,806,000 had been advanced to the Company pursuant to the Land Loan (as described and defined above).

On December 30, 2005, we closed on an aggregate of $54,850,000 in senior debt to be used in the development of The Sonesta Orlando Resort at Tierra Del Sol. KeyBank, N.A. is the lender of the senior debt, which was provided to us in the form of two credit facilities. The first is a land loan in the amount of $14,850,000, which is secured by Project land that is dedicated to specific phases of the development. The second was a $40,000,000 revolving construction loan that we originally planned to use to fund the development and construction for Phase 1 of the Sonesta Resort, but which we subsequently decided not to use. We are in the process of negotiating with several lenders for a construction loan for the condominiums and anticipate that such loan will be evidenced by a firm commitment during the month of August 2006, of which there can be no assurance. We also have funding in the amount of $25,825,000 from the Westridge Community Development District ("CDD" or the "District"), which bonds will be used to pay for infrastructure facilities for public purposes such as water supply and retention systems, roadways, green space and nature recreation areas. In addition to the KeyBank provided senior debt, the Project is also benefiting from $25,825,000 in bonds issued by the CDD, a special purpose taxing district formed for the purpose of financing the installation of vital public services such as water supply and retention, sanitary and storm water sewer systems, roadways and the landscaping attendant to those uses. The CDD supports these initiatives, through the provision of capital and maintenance, via a tax upon the property owners of the district that utilizes a low finance rate (5.8% per annum) and a long-term amortization of the capital costs (30 years).

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

We hope to obtain alternate financing for the amounts which were originally to be loaned to us by KeyBank pursuant to the Construction Loan, which alternate financing we hope to obtain in September 2006, of which there can be no assurance. Assuming we raise such additional funding, we believe that such funding and the bond sale proceeds will provide sufficient capital for the construction of Phase 1 of The Sonesta Orlando Resort at Tierra Del Sol. In June 2005, we began the earth moving and clearing process on the land for the Sonesta Resort and we expect to begin the vertical construction of Phase 1 in the third or fourth quarters of 2006. We will need to raise additional capital to begin and complete Phase 2 of the Sonesta Resort, assuming the construction of Phase 1 is successful, of which there can be no assurance. Additionally, we will need to raise significant capital to plan and construct our planned development activities on our Reedy Creek Property.

In August 2006, with an effective date of June 30, 2006, we and several of our subsidiaries, including CLM, our former wholly owned subsidiary, which owns 81% of the issued and outstanding stock of Caribbean Leisure Marketing, which in turn owns 49% of the issued and outstanding stock of Caribbean Media Group, which owned and operated our call center in Antigua, entered into a Stock Purchase Agreement with Stanford International Bank Limited.

The Stock Purchase Agreement provided that we would sell SIBL, all of our interest in CLM, along with a promissory note payable to us by CLM in the amount of $5,663,274, which amount evidences our total investment in CLM, for an aggregate purchase price of $5,663,275. In connection with the purchase, SIBL also agreed to forgive the interest on several of our outstanding promissory notes with SIBL, and to amend the due date of such notes, described in greater detail below, and we agreed to grant SIBL a warrant to purchase 355,000 shares of our common stock at an exercise price of $10.00 per share, which warrants have an expiration date of April 30, 2008, and contain certain anti-dilution clauses, whereby if we grant any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price.

In connection with the Stock Purchase Agreement, SIBL forgave and permanently discharged the following debts which we owed to SIBL: a $1,250,000 promissory note and accrued interest thereon through June 30, 2006; a $2,100,000 promissory note and accrued interest thereon through June 30, 2006; all accrued and unpaid interest on our $6,000,000 note with SIBL as of June 30, 2006; all accrued and unpaid interest on our $3,000,000 promissory note payable to SIBL as of June 30, 2006; $220,652 of the $331,178 of accrued interest on our $8,000,000 promissory note payable to SIBL, and all accrued fees on our $6,000,000 letter of credit, which SIBL agreed to guaranty in connection with the KeyBank loans.

Additionally, in connection with the Stock Purchase Agreement, SIBL also agreed to restate the due dates of the notes which we owe to SIBL, including, the $6,000,000 note, which now has a maturity date of December 18, 2008; the $3,000,000 note, which now has a maturity date of $3,000,000; the $1,355,000 note, which now has a maturity date of June 30, 2007; the $8,000,000 note, which now has a maturity date of December 31, 2006; and the $305,000 note, which has a maturity date of June 30, 2007.

Finally, pursuant to the Stock Purchase Agreement, we and SIBL agreed that CLM would be released and discharged from any liability under the $6,000,000 note or the $305,000 note with SIBL, which it previously agreed to guaranteed.

At June 30, 2006, we had an outstanding principal balance of $6,000,000 under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 6% per annum payable accruing from July 1, 2006 quarterly in arrears and matures on December 18, 2008. As of June 30, 2006, 355,000 warrants with a strike price of $10 per share with a maturity of April 30, 2008 were issued to replace the conversion feature of the credit facility whereby the loan could previously be converted into shares of our common stock at a conversion price of $15.00 per share in connection with our entry into the Stock Purchase Agreement with SIBL. The $6,000,000 credit facility is guaranteed by Malcolm J. Wright, our Chief Executive Officer and Chairman and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Stanford, credit facility.

As of June 30, 2006, we had an outstanding principal balance of $3,000,000, under another secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum accruing from July 1, 2006 payable quarterly in arrears and matures on April 30, 2007. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

As of June 30, 2006, we had a total of $1,355,000 outstanding under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum and matures on June 30, 2007. Interest on the credit facility accrues from July 1, 2006 and is due quarterly in arrears. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by all of the issued and outstanding stock of our subsidiary, Caribbean Leisure Marketing Limited.

As of June 30, 2006 we had another credit facility in the amount of $305,000 with Stanford The credit facility bears interest at 8.0% per annum and accrues interest from July 1, 2006 and is secured by the assets and stock of the Company. The credit facility is due on June 30, 2007.

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the establishment of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan"), however, as consideration for the purchase of the Antiguan call center, SIBL forgave this note and $191,100 of accrued interest and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"), the fees for which amounting to $540,000, were also forgiven as consideration for the purchase of the Antiguan call center, as described above. As additional consideration for this financial assistance, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of our common stock at an exercise price of $0.001 per share. Additionally, in January 2006, in connection with the SIBL Reedy Creek Loan, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase

154,000 shares of the Company's common stock at an exercise price of $0.001 per share. The warrants expire 5 years from issuance. The warrants contain anti-dilution provisions, including a provision which requires us to issue additional shares under the warrants if we issue or sell any common stock at less than $1.02 per share, or grant, issue or sell any options or warrants for shares of the Company's common stock to convert into shares of our common stock at less than $1.02 per share. If we do issue or sell common stock, which would cause a re-pricing of the warrants issued to SIBL, it would likely have an adverse effect on the trading value of our common stock and could cause substantial dilution to our then shareholders.

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

Additionally, Hickory has a $375,900 loan through the U.S. Small Business Administration ("SBA") of which $364,361 has been drawn as of June 30, 2006. The SBA loan is due by May 2033 and bears interest at 4% per annum with principal and interest payments of approximately $1,862 due monthly from May 2005 until May 2033. The SBA note is secured by Hickory's assets and the personal guaranty of William Chiles, who is our Director.

In connection with our purchase of the assets of Around The World Travel, Inc. ("AWT"), as of June 30, 2006 there is a balance from those liabilities we assumed from AWT of $3,743,509, of which approximately $370,744 is due in the next twelve months.

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

The Amended Note is secured by a second lien on the Reedy Creek Property. It is guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the SIBL, loan facility. In consideration for Mr. Wright's guarantee, and pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright earned a fee equal to three percent (3%) of principal amount of the Amended Note. The Company will pay this fee through the grant of 240,000 warrants to Mr. Wright to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration of the guaranty.

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

The Bankers Credit loan is evidenced by a Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of August 2, 2006 was 15% (with a prime rate, as reported by the Wall Street Journal of 8.25%). Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note is January 3, 2007, when all principal and unpaid interest is due and payable. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit
Note is subject to a 1% exit fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

The Bankers Credit Note is secured by a first lien on the Reedy Creek Property. Additionally, the Bankers Credit Note is guaranteed by the Company and Malcolm
J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Guaranty Agreement. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Bankers Credit, loan facility. In consideration for Mr. Wright's guarantee, and pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright earned a fee equal to three percent (3%) of the Bankers Credit Note. The Company will pay this fee through the grant of 210,000 warrants to Mr. Wright to purchase shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration of the guaranty.

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

While we currently believe we have sufficient funds to continue our business plan, because we have decided not to move forward with the KeyBank Construction Loan, we will need to find alternative financing for the construction of Phase 1 of the Sonesta Resort, of which there can be no assurance.

We have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse. We anticipate that such loan will be evidenced by a firm commitment during the month of September 2006, but we have no assurances a commitment will be secured. Assuming we are able to enter into a subsequent funding arrangement, we believe that we have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately.

However, even if we are able to secure sufficient financing for the construction of Phase 1 of the Sonesta Resort, moving forward, our growth and continued operations may be impaired by limitations on our access to the capital markets. In the event that our current anticipated costs of developing the Sonesta Resort and/or the Reedy Creek Property, are more than we anticipate, and/or our other travel service operations do not continue to generate revenue at their current levels, we may not have sufficient funds to complete such construction projects and/or repay amounts owed on the notes payable described above. As a result, we may be forced to reduce our annual construction goals and maintain our operations at current levels, and/or scale back our operations which could have a material adverse impact upon our ability to pursue our business plan and/or the value or common stock. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will not involve issuing further securities senior to our common stock or equity financings which are dilutive to holders of our common stock.

While our common stock currently trades on the Over-The-Counter Bulletin Board in the United States, there is the potential that we may choose to change our common stock listing to an alternative market in order to improve our liquidity and our access to the capital markets.

                                  RISK FACTORS
                                 ---------------

                RISKS RELATING TO OUR CAPITAL AND LIQUIDITY NEEDS

WE  HAVE  A  LIMITED  HISTORY  OF  OPERATIONS AND WE HAVE A HISTORY OF OPERATING
LOSSES.

Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra Del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of $13,499,420 and as of June 30, 2006, we had an accumulated deficit of $11,510,650.

WE MAY NOT GENERATE ENOUGH OPERATING REVENUE OR CAPITAL TO MEET OUR OPERATING AND DEVELOPMENT COSTS.

Our costs of establishing our business models for both the Travel Division and the Resort Development Division, including acquisitions and the due diligence costs of that process, together with the un-financed development costs incurred in the Resort Development Division requires significant capital. Historically, our sources for capital have been through loans from our founding and majority shareholders as well as from loans from our capital partner, Stanford. On December 29, 2005, certain affiliates of the Company closed two (2) credit facilities with Key Bank related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving construction loan which we planned to use to construct Phase 1 of the Sonesta Resort (the "Construction Loan"), but which we have subsequently elected not to open and a $14,850,000 term loan used to finance the acquisition of the property for the Resort and to pay certain related costs (the "Land Loan"). Since we have not decided to move forward with the Construction Loan financing, we will need to obtain alternative financing for the construction of Phase 1 of the Sonesta Resort, which may be on less favorable terms than the Construction Loan, if such financing is available at all. We are currently working with several financing sources and hope to close additional financing in September 2006. If we are unable to enter into an alternative funding arrangement in connection with the construction of Phase 1 of the Sonesta Resort, generate enough operating revenue to satisfy our capital needs, or if we cannot obtain future capital from our founding and majority shareholders or from Stanford, and/or if we are not able to repay the Land Loan, it will have a material adverse effect on our financial condition and results of operation.

WE OWE A SIGNIFICANT AMOUNT OF MONEY TO KEYBANK IN CONNECTION WITH THE LAND LOAN, WHICH MONEY WE DO NOT CURRENTLY HAVE, AND WHICH LOANS ARE SECURED BY THE SONESTA RESORT.

The occurrence of any one or more "events of default" under the Land Loan would allow KeyBank to pursue certain remedies against us including taking possession of the Sonesta Resort project; withholding further disbursement of the proceeds of the loan and/or terminate KeyBank's obligations to make further disbursements thereunder; and/or declaring the note evidencing the loans to be immediately due and payable. We do not currently have cash on hand sufficient to repay the approximately $13,806,000 which was borrowed from KeyBank pursuant to the Land Loan as of June 30, 2006. The Land Loan is due for repayment on June 28, 2007, and we do not currently have sufficient cash to repay such loan when due.
Furthermore, we currently anticipate the need for a significant amount of additional funding to complete the construction of Phase 1 of the Sonesta Resort, and as such, we will likely not have sufficient cash to repay the Land Loan or any future loan in connection with the funding of Phase 1 of the Sonesta Resort, assuming such financing is obtained, until the completion of the units in the Sonesta Report, without additional financing. If we do not repay the amounts owning under the Land Loan or any subsequent loans when due, KeyBank may take possession of the Sonesta Resort project, and we may be forced to curtail or abandon our current business plans, which could cause the value of our securities to become worthless.

Furthermore, we have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse. We anticipate that such loan will be evidenced by a firm commitment during the month of September 2006, but we have no assurances of a commitment will be obtained. Assuming we are able to enter into a subsequent funding arrangement, we believe that we will have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. We plan to finance Phase 2 separately.

WE HAVE RECEIVED $10,355,000 MILLION OF CONVERTIBLE DEBT FINANCING FROM STANFORD, WHICH IS SECURED BY MORTGAGES ON OUR PROPERTY AND LIENS ON OUR ASSETS.

We have received an aggregate of $10,355,000 million of convertible debt financing from Stanford. The terms of our financial arrangements with Stanford are secured by the following mortgages on our properties and liens on our assets:

     - Our $6,000,000 credit facility has been re-structured to be secured by a first mortgage on land owned by third parties. However, Stanford has agreed that the mortgage securing the $6,000,000 credit facility shall be released in exchange for payment of the primary obligations it secures, which includes the the release of the Letters Of Credit. In consideration of Stanford's release of the mortgage securing the $6,000,000 credit facility, we have granted Stanford warrants to acquire up to 2% of each of the Development Partnerships.

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

     - Our $ $3,000,000 credit facility is secured by collateral assignments of our stock in American Leisure Marketing & Technology, Inc., Orlando Holidays, Inc, American Leisure, Inc, Welcome To Orlando, Inc, American Travel & Marketing Group, Inc. and Hickory Travel Systems, Inc.

     - Our $1,355,000 credit facility is secured by all of the issued and outstanding stock of our subsidiaries American Leisure Marketing & Technology, Inc., Orlando Holidays, Inc, American Leisure, Inc, Welcome To Orlando, Inc., American Travel & Marketing Group, Inc. and Hickory Travel Systems, Inc. This facility is non-recourse to the Company but for the assets and revenues of those subsidiaries.

In addition, Malcolm J. Wright, our Chief Executive Officer and Chairman provided a personal guarantee for our $6,000,000 credit facility. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Stanford credit facility. If we fail to comply with the covenants in our credit facilities, Stanford can elect to accelerate the amounts due under the credit facilities and may foreclose on our assets and property that secure the loans.

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

In December 2005, we closed two credit facilities with KeyBank, National Association ("KeyBank") related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving credit line (the "Construction Loan") and a $14,850,000 term loan to be used to finance the acquisition of the property for the resort (the "Land Loan"). We have since decided not to move forward with the Construction Loan, however we have approximately $13,806,000 outstanding under the Land Loan to date. The Land Loan bears interest at the rate of the daily London Interbank Offered Rate ("LIBOR") plus 3.10%, respectively, currently
8.69%, with the LIBOR equal to approximately 5.59% as of August 2, 2006. The maturity date of the Land Loan is June 28, 2007. The Land Loan is secured by a first lien on the land within Phase 2 of the Sonesta Resort, including any improvements, easements, and rights of way; a first lien and security interest in all fixtures and personal property, an assignment of all leases, subleases and other agreements relating to the property; an assignment of construction documents; a collateral assignment of all contracts and agreements related to the sale of each condominium unit; a collateral assignment of all purchase deposits and any management and/or operating agreement. As of the date of this filing we have borrowed $13,806,000 under the Land Loan, which amount we do not currently have funds on hand to repay. We are under no pressure to repay the Land Loan. Our business plan includes retiring that debt with a construction loan to build Phase 2 of the Sonesta Resort, assuming that we raise sufficient funding to complete the construction of Phase 1 of the Sonesta Resort first, of which there can be no assurance.

WE NEED SIGNIFICANT ADDITIONAL FINANCE FACILITIES TO BEGIN AND COMPLETE THE DEVELOPMENT OF PHASE 2 OF THE SONESTA RESORT, TO BEGIN THE VERTICAL CONSTRUCTION OF PHASE 1 OF THE SONESTA RESORT AND TO BEGIN AND COMPLETE OUR PLANNED
CONSTRUCTION  OF  THE  REEDY  CREEK  PROPERTY.

As we have decided not to move forward with the Construction Loan, we currently anticipate the need for a significant amount of additional funding to complete the development of Phase 1 of the Sonesta Resort. Additionally, we do not currently have sufficient capital to begin or complete Phase 2 of the Sonesta Resort and/or our planned development of the Reedy Creek Property (as described above). We are currently in discussions with several parties regarding obtaining financing for the vertical construction of Phase 1 of the Sonesta Resort, which we hope to obtain in September 2006, of which there can be no assurance. Our plan for the financing of the Phase 2 town homes is to use a program from a national mortgage lender to employ construction loans issued to each purchaser that will, upon completion, convert to permanent, conventional mortgages. The finance plan for the Phase 2 amenities is to employ a line of credit secured by a segment of the profits from the sale of the residential units. We will employ a conventional construction loan for the condominium units. As of this date, the Company has not yet secured the line of credit for the amenities or the construction loan for the condominium units. It is impossible at this time for us to estimate the cost of completing Phase 1 or Phase 2 of the Sonesta Resort and/or the development of the Reedy Creek Property, however, based upon the size of the projects, we would anticipate such costs to be substantial. We will not begin the construction of Phase 1 or Phase 2 until we have capitalized the construction appropriately. If we cannot obtain the appropriate financing, we may have to delay the commencement of the construction of Phase 1 and/or Phase 2 until such time as we have adequate funding available. We may never have sufficient capital to begin or complete the development of Phase 1 or Phase 2 of the Sonesta Resort which could force us to modify or abandon the development plan for the Sonesta Resort. Our business plan for the development of the Reedy Creek Property is to enter into a partnership agreement with an experienced and high credit development partner, and as such, we do not expect to raise capital or incur debt to begin or complete that project. At present, the Company has not yet chosen such partner although we are in receipt of proposals from qualified developers that are consistent with our business plan.

THE CONSTRUCTION OF THE SONESTA RESORT IS SUBJECT TO DELAYS AND COST OVERRUNS, WHICH COULD CAUSE THE ESTIMATED COST OF THE RESORT TO INCREASE AND WHICH COULD CAUSE US TO CURTAIL OR ABANDON THE CONSTRUCTION OF THE SONESTA RESORT.

All construction projects, especially construction projects as large as our planned Sonesta Resort are subject to delays and cost overruns. We have experienced very significant cost increases and overruns since sales commenced in 2004, due to significant price increases in construction materials, which have been exacerbated by the hurricanes of 2004 and 2005, as well as to a lesser extent the threat of hurricanes in 2006. The increased costs have impacted construction throughout the southeastern United States and are not unique to us. Because of the significant cost increases, we are evaluating and plan to implement a program to revise upwards the price of sold and unsold units or to cancel contracts on units because of cost overruns. If we continue to experience substantial delays or additional cost overruns during the construction of Phase 1 of the Sonesta Resort and/or Phase 2, we could be forced to obtain additional financing to complete the projects, which could be at terms worse than our then current funding, assuming such funding is available to us at all, of which there can be no assurance, and could force us to curtail or abandon our current plans for Phases 1 and 2 of the Sonesta Resort. As a result, sales of our town homes and condominiums could be severely effected, which could force us to curtail or abandon our business plans and/or could make it difficult if not impossible to repay the significant amount of money due to KeyBank (as explained above), which as a result could cause the value of our securities to become worthless.

EXCESSIVE CLAIMS FOR DEVELOPMENT-RELATED DEFECTS IN ANY REAL ESTATE PROPERTIES THAT WE PLAN TO BUILD THROUGH OUR RESORT DEVELOPMENT DIVISION COULD ADVERSELY AFFECT OUR LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We will engage third-party contractors to construct our resorts. However, our customers may assert claims against us for construction defects or other perceived development defects including, but not limited to, structural integrity, the presence of mold as a result of leaks or other defects, electrical issues, plumbing issues, or road construction, water or sewer defects. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. To the extent that the contractors do not satisfy any proper claims as they are primarily responsible, and to the extent claims are not satisfied by third-party warranty coverage, claims for development-related defects could be brought against us. To the extent that claims brought against us are not covered by insurance, our payment of those claims could adversely affect our liquidity, financial condition, and results of operations.

MALCOLM J. WRIGHT, WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND AS CHAIRMAN OF THE BOARD OF DIRECTORS, IS INVOLVED IN OTHER BUSINESSES THAT HAVE CONTRACTED WITH US AND IS ALSO INVOLVED WITH PROPERTY DEVELOPMENT PROJECTS THAT MAY BE IN COMPETITION WITH US.

Malcolm J. Wright is the President of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of our resorts including The Sonesta Orlando Resort at Tierra Del Sol ("ALREG") and Reedy Creek Property. Mr. Wright has a 100% interest in ALREG. Additionally, Mr. Wright is an officer of Xpress Ltd., with which we have contracted for exclusive sales and marketing for The Sonesta Orlando Resort at Tierra Del Sol and Reedy Creek. Mr. Wright is also an officer and shareholder of Inovative Concepts, Inc., which does not have any operations, M J Wright Productions, Inc., which does not have any operations, but which owns our Internet domain names, Resorts Development Group, LLC which develops resort properties in Orlando including Bella Citta, Los Jardines Del Sol, The Preserve, Tortuga Cay and Sherberth Development LLC, Resorts Construction, LLC with whom we have contracted to construct part of the Sonesta Resort as described above, Resorts Concepts, LLC which operates a design business, Titan Manufacturing, LLC from whom we intend to purchase roof tiles for our developments, South Beach Resorts LLC in conjunction with Mr. Pauzar and Mr. Maddock which is redeveloping the Boulevard Hotel on South Beach, Miami. Because Mr. Wright is employed by us and the other party to these transactions, Mr. Wright might profit from a transaction when we do not.

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

Malcolm  J.  Wright  is the President of ALREG, Xpress Ltd., Inovative Concepts,
Inc., M J Wright Productions, Inc., Resorts Development Group, LLC, Resorts Construction, LLC, Titan Manufacturing LLC, Tortuga Cay Resort, LLC, Osceola
Business Managers, Inc., Florida World, Inc., SBR Holding LLC (a non trading holding company of South Beach Resorts, LLC), RDG LLC, and SunGate Resort Villas, Inc. Mr. Wright is engaged full-time as the Company's Chairman and as a senior executive officer. Although Mr. Wright has not indicated any intention to reduce his activities on behalf of the Company, we do not have an employment agreement with Mr. Wright and he is under no requirement to spend a specified amount of time on our business. If Mr. Wright does not spend sufficient time serving our company, it could have a material adverse effect on our business and results of operations.

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

We have not paid cash to Malcolm J. Wright for his services as an executive officer and a Director as of the filing of this report; however, he is entitled to receive various forms of remuneration from us such as accrued salary of $ 800,000 per year beginning in 2004, accrued salary of $ 550,000 per year from 2002 to 2004, and accrued compensation of $18,000 per year for serving as a director. We may pay Mr. Wright a bonus of up to 19% of the pre-tax profits, if any, of various subsidiaries as discussed above. We have made payments to entities controlled by Mr. Wright in consideration for substantial valuable services that those entities have provided to us for The Sonesta Orlando Resort at Tierra Del Sol. In June 2006, Mr. Wright was paid $1,540,500 of the accrued salaries that he was owed which consisted of accrued salaries of $1,275,000 and accrued interest of $265,500. As of June 30, 2006, the total accrued and unpaid remuneration due to Mr. Wright in connection with his salary as an officer of the Company totaled $1,825,000 and an additional 341,250 in interest as of June 30, 2006. If we do not have sufficient cash on hand to pay Mr. Wright for his salary, director's compensation and bonus in the future, he may determine to spend less of his time on our business or to resign his positions as an officer and a director.

COMPANIES AFFILIATED WITH OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD, MALCOLM J. WRIGHT ARE PAID A SUBSTANTIAL AMOUNT OF OUR REVENUES IN CONNECTION WITH SERVICES RENDERED.

Certain companies controlled by our Chief Executive Officer and Director, Malcolm J. Wright, including American Leisure Real Estate Group, Inc. ("ALRG"), which entered into an exclusive Development Agreement with our subsidiary, Tierra del Sol Resort, Inc. ("TDSR") and Xpress, Ltd. ("Xpress"), which entered into an exclusive sales and marketing agreement with TDSR in November 2003, are paid substantial fees in connection with services rendered to us in connection with such agreements. In connection with ALRG's Development Agreement with TDSR, we are required to pay ALRG a fee in the amount of 4% of the total costs of the development of the Sonesta Resort paid by ALRG. As of June 30, 2006, the total costs and fees paid by ALRG amounted to $22,398,243, of which 4% of such amount is equal to approximately $895,930. In connection with Xpress' sales and marketing agreement, we agreed to pay Xpress a sales fee in the amount of 3% and a marketing fee of 1.5% of the total sales prices received by TDSR in connection with sales of units in the Sonesta Resort, which shares are payable in two installments, one-half of the sales fee and all of the marketing fee when the rescission period has elapsed in a unit sales agreement and the other half of the sales fee upon the actual conveyance of the unit. As of June 30, 2006, total sales of units in the Sonesta Resort were approximately $223,654,843, and as a result, TDSR was obligated to pay Xpress a fee of $6,709,645 in connection with sales and marketing fees, and as of June 30, 2006, $6,765,244 had been paid to Xpress, which number includes fees paid on cancelled sales, which fees Xpress is able to keep. Additionally, TDSR will be obligated to pay Xpress $3,354,823, the other half of the sales fees upon conveyance of the units. These payments represent a significant portion of our non-restricted current cash and equivalents and as a result of such payments, we could have less cash on hand than we will require for our operations and upcoming liabilities. Additionally, as a result of such payments, we may be forced to curtail or scale back our business plan, which could have a material adverse effect on the trading value of our common stock. We believe, however, that the transactions with ALRG and Xpress are in the best interest of the Company and provide efficiencies and savings not otherwise available in the open market.

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

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the establishment of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan") however, as consideration for the purchase of our Antiguan call center and in connection with our entry into the Stock Purchase Agreement, described above, SIBL forgave this note and $191,100 of accrued interest, and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"), the fees for which amounting to $540,000 were also forgiven as part of the consideration for the purchase of the Antiguan call center. As additional consideration for this financial assistance, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of our common stock at an exercise price of $0.001 per share. Additionally, in January 2006, in connection with the SIBL Reedy Creek Loan, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $0.001 per share. The warrants expire 5 years from the dates of issuance. The warrants contain anti-dilution provisions, including a provision which requires us to issue additional shares under the warrants if we issue or sell any common stock at less than $1.02 per share, or grant, issue or sell any options or warrants for shares of the Company's common stock to convert into shares of our common stock at less than $1.02 per share. If we do issue or sell common stock which causes a re-pricing of the warrants issued to SIBL, it would likely have an adverse effect on the trading value of our common stock and could cause substantial dilution to our then shareholders.

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

Our directors, officers, and principal shareholders beneficially own a substantial portion of our outstanding common and preferred stock. Malcolm J. Wright, who serves as our Chief Executive Officer and Chief Financial Officer and as a Director, and Roger Maddock, one of our majority shareholders, own, directly and indirectly, approximately an aggregate of 73% of the voting power in us. As a result, these persons control our affairs and management, as well as all matters requiring shareholder approval, including the election and removal of members of the Board of Directors, transactions with directors, officers or affiliated entities, the sale or merger of the Company or substantially all of our assets, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in our ownership or management, even when a change would be in the best interest of other shareholders.

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

In March 2004, Manuel Sanchez and Luis Vanegas as plaintiffs filed a lawsuit, Case No. 04-4549 CA 09, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida which includes American Leisure Holdings, Inc., Hickory Travel Systems, Inc., Malcolm J. Wright and L. William Chiles as defendants. They are claiming securities fraud, violation of Florida Securities and Investor Protection Act, breach of their employment contracts, and claims for fraudulent inducement. We and the other defendants have denied all claims and have a counterclaim against Manuel Sanchez and Luis Vanegas for damages. The litigation will shortly enter the discovery phase and is not currently set for trial. We believe that Manuel Sanchez' and Luis Vanegas' claims are without merit and the claims are not material to us. We are vigorously defending the lawsuit.

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

On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note owed by AWT in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock in Around The World Travel to Around The World Holdings, LLC; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale to Around The World Holdings, LLC. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. Despite the absence of any executed agreements, the plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding some of these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement. The Plaintiffs also seek a declaratory judgment that they are not bound by a provision in the underlying documents on which they rely that their action is barred by said provision. In the alternative, the Plaintiffs seek a ruling that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt. The suit seeks full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorney's fees. Despite the absence of any executed agreements, the plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorney's fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. We intend to vigorously defend the lawsuit. We filed various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying documents that grants exclusive jurisdiction to the courts located in Cook County, Illinois; a motion to disqualify, based upon an alleged conflict of interest by the plaintiff's attorneys. A hearing on the case is scheduled to occur in September 2006.

On August 10, 2006, Patsy Berman and Berman Mortgage Corporation served a complaint against Tierra del Sol Resort, Inc., Malcolm Wright, our Chief
Executive Officer and Chairman, and a non-existent entity, Vantage Circa 39 Condotel Limited Partnership ("Vantage"), in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges that Tierra del Sol and Vantage sought loans, that the plaintiffs offered to make loans, that Mr. Wright guaranteed the loans, that valid contracts were formed, and that because such loans did not close, the plaintiffs claim $3,550,000 in damages, representing funding fees, brokerage fees, and interest. We have concluded that the plaintiffs' complaint is wholly frivolous, and we intend to vigorously defend the action and to seek attorney fees from the plaintiffs and their attorney.

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

Pursuant to a Stock Purchase Agreement SIBL, effective June 30, 2006, we sold all of our interest in our former wholly owned subsidiary CLM, along with a promissory note payable to us by CLM in the amount of $5,663,274, which amount evidences our total investment in CLM, for an aggregate purchase price of $5,663,275. In connection with the purchase, SIBL also agreed to forgive the interest on several of our outstanding promissory notes with SIBL, and to amend the due date of such notes, described in greater detail above under "Recent Events," and we agreed to grant SIBL a warrant to purchase 355,000 shares of our common stock at an exercise price of $10.00 per share, which warrants have an expiration date of April 30, 2008, and contain certain anti-dilution clauses, whereby if we grant any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price. We relied on an exemption from registration set forth in Section 4(2) of the Act in issuing the securities as the issuance of the securities did not involve a public offering, the recipient acquired the securities for investment purposes and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by us.

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

10.43(11)    Stock  Purchase  Agreement  between  Harborage Leasing Corporation and  the  Company

10.44(11)    $1,411,705  Promissory  Note  payable  to  Harborage  Leasing
             Corporation

10.45(11)    Malcolm  J.  Wright  Guaranty  Agreement  regarding  $1,411,705
             Promissory  Note  with  Harborage  Leasing  Corporation

10.46(11)    Harborage Leasing Corporation warrant to purchase 300,000   shares
             of  common  stock  at  $5.00  per  share

10.47(12)    Note  Modification  Agreement  with  SIBL

10.48* Stock Purchase Agreement with SIBL for the purchase of our Antigua call center operations

10.49* Warrant Agreement with SIBL for the purchase of up to 355,000 shares of common stock at the exercise price of $10.00 per share

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

b)  REPORTS  ON  FORM  8-K

The Company filed no reports on Form 8-K during the fiscal period covered by this report. The Company filed one report on Form 8-K subsequent to the fiscal period covered by this report and prior to the date this report was filed:

     o On August 1, 2006, to report that the Company had notified KeyBank that it elected not to open the $40,000,000 revolving credit facility for the construction of Phase 1 of the Sonesta Resort.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN  LEISURE  HOLDINGS,  INC.

DATED:  August  21,  2006               By:  /s/  Malcolm  J.  Wright
                                             ------------------------
                                             Malcolm  J.  Wright
                                             Chief  Executive  Officer