Form 10KSB/A
period 2005-12-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2006-10-18
CIK 1124197

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

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the transition period from       to
                                               -------  -------

                       ----------------------------------

                        Commission file number 333-48312


                         AMERICAN LEISURE HOLDINGS, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)


                    Nevada                           75-2877111
           ----------------------     ----------------------------------
          (State of organization)     (I.R.S. Employer Identification No.)

         2460 Sand Lake Road, Orlando, FL                  32809
      ---------------------------------------     --------------------
     (Address of principal executive offices)           (Zip Code)

               Park 80 Plaza East, Saddle Brook, New Jersey 07663
                 (Former Address of principal executive offices)


                    Issuer's telephone number (407) 251-2240

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

The Registrant is filing this Amended Report on Form 10-KSB, to amend its December 31, 2005, audited financial statements ("Statements") as filed in its Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006, to:

     o amend the ordering of its Independent Registered Public Accounting Firm report and cover page in relation to the rest of its Statements and to amend the report to state that our auditors have conducted their review in accordance with Standards of the Public Company Accounting Oversight Board (United States);

     o revise its statements of operations, to include and clarify its direct costs associated with operating revenues in arriving at gross margin for the year ended December 31, 2005;

     o revise the statements of cash flows as provided in the Statements to exclude restricted cash from cash and cash equivalents, and instead reclassified restricted cash relating to pre-sold units or deposits as a change in operating assets and the restricted cash relating to the bank financing as an investing activity;

     o revise the statements of cash flows to record the proper amount of non-cash interest expense and change in other assets;

     o clarify how the Registrant accounts for the minority interests of its subsidiaries;

     o add a description of the Registrant's accounting policy in connection with its "Land Held for Development";

     o to revise and clarify the terms of the restrictions on the Registrant's restricted cash account;

     o to revise and clarify the minority equity instruments the Registrant holds;

     o to revise and clarify the terms of the Registrant's pre-sales contracts on resort units, including rights retained by the buyer to require a full or partial refund;

     o to clarify the terms of the Registrant's prepaid commission arrangements in connection with the sale of resort properties;

     o to revise and clarify the entities involved in the Registrant's purchase of the minority interest in Tierra del Sol Resorts, Inc. ("TDSR"), as well as any profit sharing arrangements which existed between TDSR and the Registrant;

     o to revise Note 9 - Other Assets, to clarify the method and period over which the Registrant amortized its deferred financing costs;

     o to revise Note 11 to re-order the notes payable described therein by maturity dates;

     o to revise Note 14 of the Statements to clarify the definition of "Stated Value" as used therein and to disclose the amount of cumulative unpaid dividends for each issuance described therein;

     o to revise and expand upon the description of the warrants in the Registrant granted throughout the year ended December 31, 2005;

     o to revise Note 17 to include a more detailed description of the terms of the Registrant's management agreement with Around the World Travel; and

     o to revise and reconcile the disclosure under Note 20 regarding operating segments.



Other than the items mentioned above, this Amended Report on Form 10-KSB remains identical to the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006, and investors should review the Registrant's more recent periodic and current report filings to obtain current information about the Registrant's business operations and financial condition.

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

At December 31, 2005, there were 10,334,974 shares of the Issuer's common stock outstanding.

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS                                          6


ITEM 2.     DESCRIPTION OF PROPERTY                                         28


ITEM 3.     LEGAL PROCEEDINGS                                               28


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             31


                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        31


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       35


ITEM 7.     FINANCIAL STATEMENTS                                            F-1


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.                                       67


ITEM 8A.    CONTROLS AND PROCEDURES.                                        69


ITEM 8B.    OTHER INFORMATION.                                              69


                                    PART III


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.              70


ITEM 10.    EXECUTIVE COMPENSATION.                                         75


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                     79


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  83


ITEM 13.    EXHIBITS                                                        89


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                         100

SIGNATURES                                                                  101

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004


We had revenues of $19,381,284 for the fiscal year ended December 31, 2005, as compared to revenues of $6,419,320 for the fiscal year ended December 31, 2004, which represents a $12,961,964 increase in revenue from the prior period. The increase in revenue was due to increased revenue due to our sale of 41 acres of property in December 2005, located in Polk County, Florida (adjacent to the Sonesta Resort property) for $8,000,000 and a profit of $3,324,736, as well as the sale of 13.5 acres of undeveloped property for approximately $4,000,0000 during the year ended December 31, 2005.


Revenues of $19,381,284 for the fiscal year ended December 31, 2005, included operating revenues of $7,361,284 and undeveloped land sales of $12,020,000.

We had cost of undeveloped land sales of $8,122,562 as of December 31, 2005, compared to cost of undeveloped land sales of $-0- as of December 31, 2004.

We had total operating expenses of $19,892,825 for the fiscal year ended December 31, 2005, as compared to total operating expenses of $10,629,069 for the fiscal year ended December 31, 2004, which represented an increase of $9,263,756 or 87.2% from the prior period. Total operating expenses for the year ended December 31, 2005, included depreciation and amortization of $1,476,326, an increase of $813,791 or 122.8% compared to depreciation and amortization expense for the prior year of $662,535 and general and administrative expenses of $5,136,413, an increase of $862,770 or 20.2% from the prior period. Additionally, although there was a goodwill impairment expense of $1,500,000 for the year ended December 31, 2004, there was no such expense for the year ended December 31, 2005. The increase in general and administrative expenses was due to increased professional fees and increased travel and insurance expenses during the year ended December 31, 2005, compared to the year ended December 31, 2004. These increased professional fees were due to increased fees paid to independent contractors at American Travel and Marketing Group, Inc., legal fees in connection with the Sonesta resort, Reedy Creek Property and KeyBank closings, as well as the Company's SEC filings. The increased travel expenses were attributable to increased costs associated with the travel by American Travel and Marketing Group, Inc. and Comtech Fibernet, Inc., as well as increased travel expenses due to Caribbean Leisure Marketing, Inc.'s supervision of the Antiguan call center which was launched in January 2005. Also attributing to the increase in travel expenses was increased travel due to the Company's operations of AWT.

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

We had ($293,201) of equity in loss from operations of unconsolidated affiliate during the year ended December 31, 2005, compared to $-0- of equity operations of unconsolidated affiliate during the year ended December 31, 2004. This was due to the loss from certain of our subsidiaries, including Caribbean Media Group, Inc. ("CMG"), which we own 49% of, and which runs our call center operations in Antigua; which like CMG, we own less than 50% of, and which are therefore accounted for separately as unconsolidated affiliates. The call center commenced operations in January 2005 and we therefore had no results to report in 2004.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total current assets of $11,054,971 as of December 31, 2005, which included cash of $225,055, restricted cash of $2,100,000, accounts receivable of $2,043,141, other receivable of $6,587,357 and prepaid expenses and other of
$99,418. This represented an  increase  in  total  assets   of $5,054,606 from
December 31, 2004, when total current assets were $6,000,365. The main reasons for the increase in total current assets as of December 31, 2005, compared to December 31, 2004, include a $2,100,000 increase in restricted cash and a $6,474,357 increase in other receivables. Restricted cash consisted of escrowed deposit funds from customers as well as funds devoted exclusively to the development of the Sonesta Resort.

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


We had total other assets of $39,589,142 as of December 31, 2005, which included restricted cash of $11,075,354, prepaid sales commissions of $7,770,949; prepaid sales commissions from an affiliated entity, Xpress, Ltd., of $3,516,209; investment senior notes $5,170,000; goodwill of $5,925,437; trademark of $975,000 and other assets of$5,156,193, which included deferred financing costs, our 1% investment in Reedy Creek Acquisition Corp., member contracts and customer lists. Total other assets as of December 31, 2005 were $7,724,240 more than total other assets of $31,864,902 as of December 31, 2004. The increase in other assets from the prior period was mainly attributable to a decrease of $8,500,000 in goodwill from the prior period, which was due to the re-pricing of the purchase of Around The World Travel, Inc., as described above offset by an increase in deferred financing costs related to the credit facilities, an increase in restricted cash to be used for future construction, and the increase in prepaid sales commissions. Trademark of $975,000 as of December 31, 2005, represented the Company's trademark on "Traveleaders." Prepaid sales commissions are paid to a sales agent at the point of sale and the agent then executes a note indicating that if the customer does not ultimately close on the sale of the property, the agent will return the advance. One half of the total sales commissions are paid at the point of sale, with the remaining balance being paid to the agent at closing.

We had total assets of $89,923,247 as of December 31, 2005, which included total current assets of $11,054,971; net property and equipment of $4,583,853; land held for development of $34,695,281 and total other assets of $39,589,142, compared to total assets of $67,401,981 as of December 31, 2004. The increase in total assets was mainly due to the increases in total current assets and land held for development as described above.

We had total current liabilities of $12,764,605 as of December 31, 2005, which included current maturities of long-term debt and notes payable of $3,652,235; current maturities of notes payable-related parties of $1,650,605; accounts payable and accrued expenses of $3,782,822; accrued expenses-officers of $3,393,500 and other liabilities of $285,443. Accrued expenses-officers included $2,700,000 in salaries due to our Chief Executive Officer and Chairman, Malcolm J. Wright, as well as $477,000 in interest due on that amount (accrued officer and director salaries bear interest at 12% per year, compounded annually until paid), and $200,000 due to L. William Chiles, the Chief Executive Officer of Hickory and our Director, and $16,500 of interest on such salary. This was a decrease in current liabilities of $11,083,965 from total current liabilities of $23,848,570 as of December 31, 2004. The decrease in current liabilities was mainly attributable to a decrease of $5,953,000 in current maturities of long-term debt and notes payable; a decrease of $1,836,151 in accounts payable and accrued expenses; a decrease of $2,752,535 in customer deposits and a decrease of $2,047,443 in other liabilities.

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

We had total liabilities of $83,704,893 as of December 31, 2005, which included total current liabilities of $12,764,605; long-term debt and notes payable of $32,288,920; a put liability related to the purchase of the minority interest in Tierra Del Sol, Inc., and deposits on pre-unit sales of $37,666,368.


We had total working capital deficit of $1,709,634 and a ratio of current assets to current liabilities of 0.87 as of December 31, 2005.


We had net cash flows provided by operating activities of $7,179,347 for the year ended December 31, 2005, which was mainly attributable to an increase in deposits on unit pre-sales in the Sonesta Resort of $20,997,022; and an increase in accounts payable and accrued expenses of $6,468,380, which items were offset by the following major line items, net loss of $4,126,779, increase in shareholder advances and notes payable of $71,823; and increase in prepaid commissions of $2,655,267. The increase in prepaid and other assets was caused by our settlement of the Around The World Travel, Inc. ("AWT") Asset Purchase Agreement, described in greater detail above, which caused certain funds and assets that had been remitted to AWT to be treated as receivables.

We had total cash flows used in investing activities of $14,527,299 as of December 31, 2005, which was used as follows: $3,185,547 for the acquisition of the assets of Around The World Travel, Inc.; $175,689 of acquisition of fixed assets; $141,400 of advances to Caribbean Media Group, Inc.; $2,100,000 of restricted cash and $7,782,776 of capitalization of real estate carrying costs. The $7,782,776 of capitalized real estate carrying costs are costs related to the construction and development of the Sonesta Resort properties, which are capitalized until the units are closed (ownership is transferred to the buyer). Once the units close, the accumulation of costs related to that particular unit is recognized as cost of goods sold.


We had net cash provided by financing activities of $5,066,783 for the year ended December 31, 2005, which was due to $13,077,538 of proceeds from notes payable and $241,725 of proceeds of notes payable - related parties, which was offset by $7,308,532 of payment of debt and $943,947 of payments of note payable
-  related  parties.

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

                  [Remainder of Page Left Intentionally Blank.]

ITEM 7. FINANCIAL STATEMENTS


                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
March 30, 2006


                        AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31, 2005 AND 2004

                                                                          2005           2004
                                                                       -----------    -----------
                                     ASSETS
CURRENT ASSETS:
    Cash                                                               $   225,055    $2,266,042
    Cash - Restricted                                                    2,100,000             -
    Accounts receivable, net                                             2,043,141     3,539,387
    Other receivables                                                    6,587,357       113,000
    Prepaid expenses and other                                              99,418        51,460
    Other current assets                                                         -        30,476
                                                                     -------------  ------------
             Total Current Assets                                       11,054,971     6,000,365
                                                                     -------------  ------------


PROPERTY AND EQUIPMENT, NET                                              4,583,853     6,088,500
                                                                     -------------  ------------

LAND HELD FOR DEVELOPMENT                                               34,695,281    23,448,214
                                                                     -------------  ------------

OTHER ASSETS
     Cash - Restricted                                                  11,075,354             -
     Prepaid Sales Commissions                                           7,770,949     5,966,504
     Prepaid Sales Commissions - affiliated entity                       3,516,209     2,665,387
     Investment-Senior Notes                                             5,170,000     5,170,000
     Goodwill                                                            5,925,437    14,425,437
     Trademark                                                             975,000     1,000,000
     Other                                                               5,156,193     2,637,574
                                                                     -------------  ------------
             Total Other Assets                                         39,589,142    31,864,902
                                                                     -------------  ------------

TOTAL ASSETS                                                         $ 89,923,247   $ 67,401,981
                                                                     =============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable          $   3,652,235  $  9,605,235
     Current maturities of notes payable-related parties                 1,650,605     1,910,629
     Accounts payable and accrued expenses                               3,782,822     5,618,973
     Accrued expenses - officers                                         3,393,500     1,355,000
     Customer deposits                                                           -     2,752,535
     Other                                                                 285,443     2,332,886
     Shareholder advances                                                        -       273,312
                                                                     -------------  ------------
             Total Current Liabilities                                  12,764,605    23,848,570

Long-term debt and notes payable                                        32,288,920    20,600,062
Put liability                                                              985,000             -
Deposits on unit pre-sales                                              37,666,368    16,669,347
                                                                     -------------  ------------
             Total liabilities                                          83,704,893    61,117,979
                                                                     -------------  ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
       December 31, 2005 and December 31, 2004                              10,000        10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       December 31, 2005 and December 31, 2004                                  28            28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
       December 31, 2005 and December 31, 2004                                 272           272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at
       December 31, 2005 and December 31, 2004                                  24            24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       0 and 1,936 Series "F" shares issued and outstanding at
       December 31, 2005 and December 31, 2004                                   -            19

     Common stock, $.001 par value; 100,000,000 shares authorized;
       10,334,974 and 9,977,974 shares issued and outstanding at
       December 31, 2005 and December 31, 2004                              10,335         9,978

     Additional paid-in capital                                         19,697,115    15,636,322

     Accumulated deficit                                               (13,499,420)   (9,372,641)
                                                                     -------------  ------------
             Total Stockholders' Equity                                  6,218,354     6,284,002
                                                                     -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  89,923,247  $ 67,401,981
                                                                     =============  ============


See accompanying notes to financial statements.




                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                       2005           2004
                                                   -------------  ------------
Revenue:
    Operating Revenues                             $   7,361,284  $  6,419,320
    Undeveloped Land Sales                            12,020,000             -
                                                   -------------  ------------
    Total Revenue                                     19,381,284     6,419,320

Cost of Operating Revenues                             5,157,524     4,192,891
Cost of Undeveloped Land Sales                         8,122,562             -
                                                   -------------  ------------
                                                      13,280,086     4,192,891

Gross Margin                                           6,101,198     2,226,429

Operating Expenses:
    Depreciation and amortization                     (1,476,326)     (662,535)
    General and administrative expenses               (5,136,413)   (4,273,643)
    Goodwill impairment                                        -    (1,500,000)
                                                   -------------  ------------
                                                      (6,612,739)   (6,436,178)

Loss from Operations                                    (511,541)   (4,209,749)

Interest Expense                                      (3,317,033)     (736,798)

Unrealized loss on marketable securities                       -    (2,185,278)

Minority Interest                                              -       510,348

Equity in operations of unconsolidated affiliate        (293,201)            -
                                                   -------------  ------------
Total Other Income (Expense)                          (3,610,234)   (2,411,728)
                                                   -------------  ------------

Loss before Income Taxes                              (4,121,775)   (6,621,477)

PROVISIONS FOR INCOME TAXES                               (5,004)      (12,824)
                                                   -------------  ------------

NET LOSS                                           $  (4,126,779) $ (6,634,301)
                                                   =============  ============

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                            $       (0.55) $      (0.83)
                                                   =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                               10,070,467     8,607,614
                                                   =============  ============



See accompanying notes to financial statements.



                       AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31,

                                                                      2005          2004
                                                                  -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                   $  (4,126,779)  $(6,634,301)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                            1,680,336        936,874
             Interest expense                                         1,887,623        437,394
             Impairment loss                                                  -      3,685,278
             Bad debt expense                                                 -         21,864
             Common stock issued for services                                 -        150,555
             Loss on sale of AVR                                              -       (145,614)
             Minority interests                                               -       (510,348)
          Changes in assets and liabilities:
        (Increase) in restricted cash                               (11,075,354)             -
             Decrease (Increase) in receivables                       1,496,246       (382,125)
             (Increase) Decrease in prepaid and other assets         (7,564,683)       362,516
             (Increase) in prepaid commissions                       (2,655,267)    (8,355,410)
             (Decrease) in shareholder advances &notes payable           71,823              -
             Increase in deposits on unit pre-sales                  20,997,022     16,669,347
             Increase in accounts payable and accrued expenses        6,468,380      2,872,777
                                                                  -------------  -------------

             Net cash provided by operating activities                7,179,347      9,108,807
                                                                  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of AWT Assets                                       (3,185,547)       767,291
     Advances to Around The World Travel, Inc                                 -     (4,789,463)
     Advances to Caribbean Media Group                                 (141,400)             -
     Acquisition of fixed assets                                       (175,689)    (3,511,881)
     Investment in Reedy Creek Acquisition Corp                        (901,705)             -
     Sale of AVR                                                              -        800,000
     Restricted cash                                                 (2,100,000)             -
     Capitalization of real estate carrying costs                    (7,782,776)    (8,124,587)
                                                                  -------------  -------------

             Net cash from investing activities                     (14,287,117)   (14,858,640)
                                                                  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt                                                 (7,308,532)      (316,218)
     Proceeds from notes payable                                     13,077,537      8,860,943
     Payments of notes payable - related parties                       (943,947)      (818,508)
     Proceeds of notes payable - related parties                        241,725        312,377
     Payments on advances                                                     -       (757,571)
                                                                  -------------  -------------

             Net cash from financing activities                       5,066,783      7,281,023
                                                                  -------------  -------------

             Net decrease in cash                                    (2,040,987)     1,531,190

CASH AT BEGINNING PERIOD                                              2,266,042        734,852
                                                                  -------------  -------------

CASH AT END OF PERIOD                                             $     255,055  $   2,266,042
                                                                  =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                       $   1,010,308  $   1,052,308
                                                                  =============  =============
     Cash paid for income taxes                                   $           -  $           -
                                                                  =============  =============

NON-CASH TRANSACTION
     Issuance of Series B preferred stock for assets              $           -  $      62,640
                                                                  =============  =============
     Issuance of Series E preferred stock for investment
       in debt and equity securities                              $           -  $   2,410,100
                                                                  =============  =============
    Stock and warrants issued in connection with acquisition      $     416,923  $           -
                                                                  =============  =============
     Exchange of 1913 Mercedes-Benz for debt to an
       affiliated entity                                          $           -  $     500,000
                                                                  =============  =============
     Issuance of warrants to acquire common stock for
       debt issuance costs                                        $   3,837,696  $   2,597,998
                                                                  =============  =============
     Issuance of Series A preferred stock for debt to an
       affiliated entity                                          $           -  $   1,200,000
                                                                  =============  =============
     Purchase of minority interest of TDS in exchange for
       notes payable of $2,062,206, put liability
       of $985,000, common stock valued at $183,210
       and warrants valued at $233,713                            $   3,464,129  $           -
                                                                  =============  =============



See accompanying notes to financial statements.




                                      AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Years Ended December 31,

                                                                                      Additional      Retained        Total
                                        Preferred Stock           Common Stock          Paid-in       Retained    Stockholders'
                                       Shares       Amount      Shares      Amount      Capital       Deficit        Equity
                                      ---------   ---------   ---------    --------   ----------    -----------   -------------

 Balance-December 31, 2003              882,500   $   8,825   7,488,983    $  7,489   $6,166,488    $(2,738,340)  $   3,444,462

Issuance of common stock for
  acquisition of senior
  secured notes                               -           -     340,000         340      169,660              -         170,000

Issuance of common stock for debt
  issue costs                                 -           -     600,000         600      329,400              -         330,000

Issuance of common stock for debt
  issue costs                                 -           -   1,450,000       1,450    2,022,200              -       2,023,650

Issuance of warrants in connection
  with debt                                   -           -           -           -      244,348              -         244,348

Reclassification of Series C
  preferred stock                        27,189         272           -           -    2,718,628              -       2,718,900

Issuance of Series E preferred stock
  in exchange for preferred stock of
  Around the World Travel, Inc.          24,101          24           -           -    2,410,076              -       2,410,100

Issuance of common stock for services         -           -      98,991          99      120,456              -         120,555

Issuance of Series B preferred stock
  for assets                                325           3           -           -       62,637              -          62,640

Issuance of Series A preferred stock
  for debt to an affiliated entity      120,000       1,200           -           -    1,198,800              -       1,200,000

Issuance of Series F preferred stock
  in connection with the acquisition of
  certain assets and assumumption of
  certain liabilities of Around the
  World Travel                            1,936          19           -           -      193,629              -         193,648

Net loss                                      -           -           -           -            -     (6,634,301)     (6,634,301)
                                      ---------   ---------   ---------   ---------  -----------   ------------   -------------

 Balance-December 31, 2004            1,056,051   $  10,343   9,977,974   $   9,978  $15,636,322   $ (9,372,641)  $   6,284,002

Issuance of Series F preferred stock
  in connection with the acquisition
  of certain assets and assumption of
  certain liabilities of Around the
  World Travel                           (1,936)        (19)          -           -     (193,629)             -        (193,648)

Issuance of common stock in connection
  with the exercise of warrants by an
  affiliate                                                     160,000         160                                         160

Purchase of Tierra Del Sol, Inc
  minority interest                                             197,000         197      416,726                        416,923

Issuance of warrants in connection
  with debt                                   -           -           -           -    3,837,696              -       3,837,696

Net loss                                      -           -           -           -            -     (4,126,779)     (4,126,779)
                                      ---------   ---------  ----------   ---------  -----------   ------------   -------------

 Balance-December 31, 2005            1,054,115   $  10,324  10,334,974   $  10,335  $19,697,115   $(13,499,420)  $   6,218,354



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


Minority interests are reflected in the consolidated statements of operations to the extent income or losses are allocated to the minority interest shareholder. Losses in excess of the minority shareholders' basis are not allocated to the minority interest shareholders.


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

Land held for development


Land held for development includes the initial cost of acquisition of the land and all subsequent capitalized construction and development costs.

Construction and development costs include all expenditures incurred in readying certain construction and development related assets of the Company for their intended use. These expenditures consist of direct costs, interest costs, and an allocation of indirect overhead.

Interest costs are capitalized during the capitalization period, which commences when i) expenditures for the asset have been made, ii) activities that are necessary to get the asset ready for its intended use are in progress, and iii) interest cost is being incurred, and continues as long as these three conditions are present. The amount capitalized in an accounting period shall be determined by applying an interest rate(s) ("the capitalization rate") to the average amount of accumulated expenditures for the asset during the period. The capitalization rates is based on the rates applicable to borrowings, both directly and indirectly associated with the subject asset, outstanding during the period.

For the periods ending December 31, 2005 and 2004, interest capitalized totaled $2,198,853 and $1,497,904, respectively. As of December 31, 2005 and 2004,
$1,240,403 and $920,134, respectively, of interest expense was accrued and unpaid.

All capitalized construction costs are subject to write-down inasmuch as the Company's construction and development assets are carried at the lower of cost or net realizable value.

The Company defers costs directly relating to the acquisition of new properties and resort businesses that, in management's judgment, have a high probability of closing. If the acquisition is abandoned, any deferred costs are expensed immediately. These costs are capitalized as land held for development upon closing.


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


In December 2005, American Leisure tested goodwill for impairment and concluded there were no events or changes in circumstances that would indicate impairment had occurred.



CASH AND RESTRICTED CASH


American Leisure considers all highly liquid investments with original maturities of three months or less to be cash equivalents.



The restricted cash represents funds held in escrow for deposits received for condo and townhome sales for the units at Tierra Del Sol Resorts. The escrowed funds will be applied to the purchase price by the buyer at closing. Also included in the escrowed funds are the equity requirements from KeyBank of $2.1 million as part of the credit facilities. The funds are not readily available to the Company and can only be disbursed with the consent of KeyBank to be used for the construction of Tierra Del Sol Resorts.


ACCOUNTS RECEIVABLE, NET

At December 31, 2005 and 2004, accounts receivable, net consisted of the following:


                                                2005                  2004
                                           ----------------------------------
Due from customers                         $  2,143,982          $  4,036,323
Miscellaneous receivables                        13,000                   575
                                           ----------------------------------
                                              2,156,982             4,036,898
   Less: reserve for doubtful accounts         (113,841)             (497,511)
                                           ----------------------------------
                                           $  2,043,141          $  3,539,387
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

RESORT UNIT PRE-SALES


American Leisure receives deposits between 5% and 20% of the sales price and these amounts are recorded as deposits on unit pre-sales. Certain amounts received are restricted and recorded in restricted cash. American Leisure prepays brokers commissions up to 6% of the total commission, which is up to 12%, and prepays Xpress, Ltd. a commission of 1.5% of the total sales and marketing fees of 4.5%. Brokers commissions and sales and marketing fees are due upon closing of a unit. Commissions and sales and marketing fees are earned upon the closing of a unit. Prepaid commissions and sales and marketing fees are refundable to American Leisure in the event of buyer withdrawal.



If a buyer defaults, the seller is entitled to retain all deposits and any interest earned. If the buyer properly terminates the agreement in a manner allowed by the agreement, all deposits will be returned to the buyer within thirty (30) days of the effective date of Buyer's rightful cancellation date. The buyer has 15 days to terminate the purchase and sale agreement.



In the event American Leisure fails to perform any of its obligations of the agreement within the time specified, the buyer shall give American Leisure written notice specifying such a default. American Leisure has 30 days subsequent to receipt of said notice to cure the specified default, i.e. a conveyance of the Unit, or the cancellation of the agreement in which event the buyer may request a return of buyer's deposit, together with interest earned.



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


On December 30, 2004, American Leisure through one of its subsidiaries, entered into an Asset Purchase Agreement (hereinafter referred to as the "Original Purchase Agreement") with Around The World Travel, Inc. (AWT), pursuant to which AWT agreed to sell substantially all of its assets to American Leisure. American Leisure believes this acquisition will allow American Leisure to capture more travel consumers to visit its resort, buy property and consume its services. The business acquired will continue to operate as travel agencies under the name TraveLeaders. The parties agreed that the purchase price is equal to the fair value of the Business, plus $1,500,000. Under the terms of the Original Purchase Agreement, AWT conveyed to American Leisure all of the assets necessary to operate the Business, including substantially all of AWT's tangible and intangible assets and certain agreed liabilities. Pursuant to the terms of the Original Purchase Agreement, AWT and American Leisure entered into a Management Agreement, under which AWT manages the Business on behalf of American Leisure. AWT and American Leisure also entered into a License Agreement, under which American Leisure granted AWT a non-exclusive license to use certain trade names and related intellectual property in connection with the performance of ts duties under the Management Agreement. The Management Agreement has been renewed and the License Agreement hasve been renewed and will expire simultaneously with the Management Agreement.

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

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed as reported:

                                                2005             2004
                                           -------------    --------------
Current assets                             $   1,850,109    $    1,850,109
Property and equipment                           287,975           287,975
Deposits                                         276,481           276,481
Trademark                                      1,000,000         1,000,000
Goodwill                                       4,085,435        12,585,435
                                           -------------    --------------
  Total assets acquired                    $   7,500,000    $   16,000,000
                                           -------------    --------------

Notes Assumed                              $   4,242,051    $   11,040,320
Accounts Payable & Accrued Expenses                    -         6,266,032
                                           -------------    --------------
Total liabilities assumed                      4,242,051        17,306,352
                                           -------------    --------------
Debt forgiven                                  4,757,949                 -
 Series F Preferred Stock issued                       -           193,648
                                           -------------    --------------
Consideration                              $   9,000,000    $   17,500,000
                                           =============    ==============

As of December 31, 2005 and December 31, 2004, the Acquisition Goodwill amounted to $5,585,435 and $14,085,435 respectively. After an impairment of $1,500,000 for the excess paid over fair value of the assets (recognized in 2004), the balance of Goodwill is $4,085,435 and $12,585,435 as of December 31, 2005 and December 31, 2004 respectively.


On December 31, 2005, the Company through its subsidiary Tierra Del Sol, Inc. ("TDS") acquired the minority interest held by Harborage Leasing Corporation in TDS for $3,464,129 consisting of a note payable of $1,432,046 which is due on July 1, 2006, and 197,000 shares of American Leisure common stock shares valued at market price on the date of the transaction or $183,210 and 300,000 warrants with an exercise price at $5.00 per share valued at $233,713 using the Black-Scholes option pricing model with the following assumptions: Risk free rate of 1.5%; volatility of 157% and no dividends, two 3 bedroom condominium to be built in Phase II of the Orlando Resort valued at $630,160. Furthermore, subsequent to January 2007, Harborage Leasing Corporation can sell the American Leisure shares to American Leisure for $985,000, which is recorded as a put liability in the accompanying financial statements. The put option is void if AMLH's stock price is greater than $5.00 per share for 30 consecutive days in 2007. The Company accounted for this acquisition using the purchase method of accounting and allocated the purchase price to the land held for development. Full ownership gives the Company the ability to recognize all of the profits on the development of the Orlando Resort property. American Leisure has agreed to provide its executive officers a bonus of up to 19% of the profits, if any, of TDS.


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

NOTE 6 - PROPERTY AND EQUIPMENT, NET

At December 31, 2005, property and equipment consisted of the following:


                                         Useful
                                         Lives       2005         2004
                                                 -----------  -----------
Computer equipment                         3-5   $   419,683  $   576,783
Furniture & fixtures                       5-7       302,024       60,374
Automobiles                                  5        63,230       63,230
Leasehold improvements                       5        31,919            -
Telecommunications equipment                 7     6,764,848    6,782,110
                                                 -----------  -----------
                                                   7,581,704    7,482,497
Less: accumulated depreciation and amortization    2,997,851    1,393,997
                                                 -----------  -----------
                                                 $ 4,583,853  $ 6,088,500
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

On March 8, 2005, American Leisure sold 13.5 acres of commercial property for $4,020,000, plus the reimbursement of expenses in the amount of $157,219. Profits realized on the sale amounted to approximately $968,000.

NOTE 8 - INVESTMENT IN SENIOR SECURED NOTES


During 2004, AMLH acquired senior secured notes receivable paper (the ""Notes"") for 340,000 shares of AMLH stock and the assumption of a non-recourse note payable to CNG Hotels (CNG Note) for $5,000,000. The Notes are secured by substantially all of the assets of Around the World Travel (""AWT""), the maker. The approximately $24,000,000 balance of the Notes includes unpaid interest of approximately $6,000,000. The Notes are in default and no interest is being accrued by AMLH relating to these Notes. Because of default status of the Notes and the uncertain nature of the future collections on the Notes, AMLH does not accrue any interest income relating to these Notes. The provisions of the CMG
Note include, among other things, a limitation of the AMLH liability under CMG Note to that amount collected from AWT on the Notes, not to exceed $5,000,000.


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
                                  ============          ============


Deferred financing costs are derived from warrants issued in connection with obtaining debt. Deferred financing costs are amortized over the life of the notes using the effective interest method. American Leisure has capitalized deferred financing costs of $3,837,696 and $2,267,998 for 2005 and 2004, respectively. American Leisure has recorded amortization expense $1,887,623 and $477,235 for the years ended December 31, 2005 and 2004, respectively.


NOTE 10 - INVESTMENTS


In January 2005, American Leisure acquired its interest in Caribbean Media Group, Ltd., (""CMG"") which provides call center, contact center and media services in Antigua. As of December 31, 2005, American Leisure owned approximately 49% of the total outstanding shares. American Leisure is accounting for its investment under the equity method of accounting as American Leisure has significant influence but not control, over the financing and operating activities of CMG. For the year ended December 31, 2005, the Company recognized a net loss in the equity of an unconsolidated affiliate, CMG, of $293,201.


Summarized financial information of CMG is as follows:


                                                December 31,
                                             2005          2004
                                          ----------     ---------
Current assets                            $  341,737     $       -
Non-current assets                            90,682             -
Current liabilities                          830,789             -
Non-current liabilities                            -             -

                                          Year ended December 31,
                                             2005          2004
                                          ---------      ---------
Revenue                                   $ 948,392      $       -
Gross Margin                                231,829              -
Net loss                                    598,369              -
American Leisure's equity in net loss       293,201              -


In November 2003, the Company entered into an agreement with Mr. Frederick Pauzar (who became American Leisure's COO and Director in September 2005) to sell their ownership interests in the stock of American Vacation Resorts Inc. ("AVR") for $1,500,000. In January 2005, the sale was completed and the Company recorded a reduction of $800,000 of debt due to Arvimex and a profit of $145,614.

NOTE 11 - LONG-TERM DEBT AND NOTESPAYABLE

Below is a summary of long-term debt and notes payable as of December 31, 2005 and 2004:


                                                Maturity     Interest       Principal Outstanding
                         Collateral               Date         Rate           2005          2004
                         ----------             --------     --------     -----------   -----------
Third party entity       Unsecured               Demand         10%       $    30,000   $         -
Financial institution    Personal guarantees     12/2003         8%           250,000       250,000

Financial institution    Assets, personal
                         guarantees               8/2004      8.75%                 -         1,454


Third party individual   1st lien 13.5
                         commercial acres,
                         guarantees              10/2004        12%                 -     1,300,000

Financial institution    Assets of the Company   11/2004        12%                 -         9,528

Third party entities     Equipment                3/2005        18%             9,029        28,097

Third party individual   3rd lien 163 acres
                         of undeveloped land      3/2005        12%                 -     1,862,250


Financial institution    1st lien 163 acres
                         of undeveloped land,
                         guarantees               4/2005        12%                 -     6,000,000

Credit line              Assets, personal
                         guarantees               1/2006      8.75%            51,000             -

Third party entity       Unsecured                7/2006        12%         2,062,206             -


Financial institution    Lien on property,
                         assets and common
                         stock and guarantees     9/2006         8%         1,250,000 *   1,250,000


Financial institution    Lien on property,
                         assets and common
                         stock and guarantees     4/2007         8%         3,000,000 *   3,000,000


Financial institution    1st lien 122 acres
                         of undeveloped land,
                         guarantees               6/2007        12%        10,250,376             -

Financial institution    Lien on property,
                         assets and common
                         stock and guarantees     6/2007         8%         1,355,000 *   1,255,000


Financial institution    Lien on property,
                         assets and common
                         stock and guarantees     6/2007         8%           289,000 *           -


Financial institution    Lien on property,
                         assets and common
                         stock and guarantees    12/2007         8%         2,100,000 *           -


Financial institution    Lien on property,
                         assets and common
                         stock and guarantees    12/2008         6%         6,000,000 *   6,140,964
Third party entity       Certain assets           2/2009         5%         5,000,000     5,000,000
Third party entity       Vehicle                  3/2010      9.39%            30,942        38,955
Third party entity       Common stock of AWT      4/2011         4%                 -     1,698,340
Third party entity       Common stock of AWT      4/2011         4%         3,893,915             -

Financial institution    Assets, personal
                         guarantees               5/2033         4%           369,687       375,900
                                                                          -----------   -----------
                                                                           35,941,155    28,210,488
Less: current portion                                                      (3,652,235)   (9,605,235)
                                                                          -----------   -----------
Long-term debt                                                            $32,288,920   $18,605,253
                                                                          ===========   ===========


* Effective December 31, 2005, Stanford International Bank Limited, an Antiguan banking corporation, modified the terms of the notes due them as follows:


     - Interest on the $6,000,000 Note has been paid through December 31, 2004. Interest accrued from January 1, 2005, through September 30, 2006, on the $6,000,000 Note shall be due and payable on December 28, 2008. Interest accruing after September 30, 2006, on the $6,000,000 Note shall be paid in accordance with the original terms of the Note.



     - Interest accrued on the $3,000,000 Note from the date of the Note through September 30, 2006, shall be due and payable on April 22, 2007. Interest accruing after September 30, 2006, on the $3,000,000 Note shall be paid in accordance with the original terms of the Note.


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

Principal maturities of long-term debt are as follows:

                                            Amount
                                         -------------
                         2006            $   3,652,235
                         2007               16,994,376
                         2008                6,000,000
                         2009                5,000,000
                         2010                   30,942
                         2011                3,893,915
                      Thereafter               369,687
                                         -------------
                                         $  35,941,155
                                         =============

NOTE 12 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties, consists of the following as of December 31, 2005 and 2004.


                                                                 Interest    Principal Outstanding
                           Collateral       Maturity Date         Rate\        2005         2004
                           ----------       -------------       ---------  -----------   ----------
     Related Party         Unsecured           Demand              12%     $   131,945   $  140,044

     Related Party         Unsecured           Demand              12%         306,500      659,000

     Related Party         Unsecured           Demand              12%         180,000      180,000

     Related Party         Unsecured           Demand              12%          20,000       20,000

     Related Party         Unsecured           Demand              12%         327,028      531,232

     Related Party         Unsecured           Demand              12%         124,262            -

     Related Party         Unsecured           Demand              10%          97,504            -

     Related Party         Unsecured           Demand              10%         285,000            -

      Shareholder          Unsecured           Demand              12%         178,366            -

      Shareholder        3rd lien on 163
                            acres of
                        undeveloped land       5/1/05              12%               -      380,353
                                                                           -----------   ----------
                                                                             1,650,605    1,910,629
  Less: current portion
                                                                            (1,650,605)  (1,910,629)
                                                                           -----------   ----------
                                                                           $         -   $        -
                                                                           ===========   ==========



Principal repayments for next years are as follows:

                                          Amount
                                        ------------
                      2006                 1,650,605
                                        ------------
                                        $  1,650,605
                                        ============

NOTE 13 - SHAREHOLDER ADVANCES

As of December 31, 2005 and 2004, American Leisure has shareholder advances totaling $0 and $273,312 respectively with interest at 12%. The advances were unsecured and due on demand.

NOTE 14 - STOCKHOLDERS EQUITY AND REDEEMABLE PREFERRED STOCK

COMMON STOCK AND REDEEMABLE PREFERRED STOCK

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

PREFERRED STOCK

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:



                                                                       Annual
             Total Series      Liquidated                Dividends   Conversion
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


Series A are redeemable at American Leisure's option after 5 years if not converted by the holder. The conversion period is 5 years from the date of issue. The redemption amount per share will equal the liquidation value plus accrued but unpaid dividends.


Conversion is at 10 for 1 or if the market price is below $1.00 then the average daily market price for the 10 consecutive trading days prior to conversion.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.

Series B have voting rights equal to 20 common shares to 1 Series B preferred share.


Series B are redeemable at American Leisure's option after 5 years if not converted by the holder. The conversion period is 5 years from the date of issue. The redemption amount per share will equal the liquidation value plus accrued but unpaid dividends.

Conversion is not less than 20 for 1 nor more than 12.5 for 1 based on the market price.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.


Series C are redeemable at American Leisure's option after 5 years if not converted by the holder. The conversion period expires 5 years from the date of issue. The redemption amount per share will equal the liquidation value plus accrued but unpaid dividends.


Conversion is not less than 20 for 1 nor more than 12.5 for 1 based on the market price.


Series E are redeemable at American Leisure's option after 5 years if not converted by the holder. The conversion period expires 5 years from the date of issue. The redemption amount per share will equal the liquidation value plus accrued but unpaid dividends.


Series E have voting rights equal to 6.66 common shares to 1 Series E preferred share.

Series F issuance was retracted.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.


American Leisure has not declared dividends as of December 31, 2005, however cumulative and unpaid dividends are as follows:


                        December 31, 2005          December 31, 2004
Series A                $       5,094,049          $       3,894,049
Series B                          140,852                    106,952
Series C                          304,219                    195,463
Series E                          261,824                    165,075
                        -----------------          -----------------
                        $       5,800,944          $       4,361,540
                        =================          =================


WARRANTS

In March 2004, the Company issued warrants to Bill Chiles, a director of the Company, to purchase 168,672 shares of the Company's common stock at an exercise price of $2.96 per share of common stock which were subsequently revised to an exercise price of $1.02 as consideration for personal loan guarantees to Stanford. Also, in March 2004, the Company issued warrants to Malcolm Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer, to purchase 347,860 shares of the Company's common stock at an exercise price of $1.02 per share of common stock. The Company issued the warrants to Messrs. Chiles and Wright as consideration for their personal guarantees of the Company's debt and pledges of their shares of the Company's stock to Stanford as part of the security for the financing that Stanford provided to the Company. In addition, Mr. Wright has personally guaranteed the Company's indebtedness of $6,000,000 to StanfordIn July 2005, the Company authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase
347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $1.02 per share and in December 2005, the Company authorized the issuance of warrants to Mr. Wright to purchase 2,008,500 shares of our common stock at an exercise price of $1.02 per share. The Company is under a continued obligation to issue warrants at $1.02 to Messrs Chiles and Wright for guarantees they may be required to give on the Company's behalf going forward.

During 2004, the Company issued 1,433,064 warrants in connection with the loan guarantees and in connection with obtaining additional debt financing. The warrants were valued using the Black-Scholes option pricing model and recorded as deferred financing costs.


During 2005, American Leisure issued 3,449,032 warrants valued at $3,254,029. The warrants were issued in connection with loan guarantees and in connection with obtaining additional financing and recorded as deferred financing costs. These warrants are exercisable from $.001 to $5 and have terms ranging from 3 to 5 years. The estimated fair value of the warrants was valued using the black-scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility of 195%, risk-free interest rate of 1.5% and expected lives of 36 to 60 months.



Also, during 2005, American Leisure issued 300,000 warrants valued at $233,713. The warrants were issued in connection with the acquisition of minority interest in Tierra Del Sol, Inc. The warrants are exercisable at $5 and have term of 5 years. The estimated fair value of the warrants was valued using the black-scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility of 157%, risk-free interest rate of 1.5% and an expected life of 60 months.


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

Management and License Agreement


AWT and American Leisure entered into a one year management and license agreement, under which AWT is entitled to use the TraveLeaders brand name in the operation of there travel business. AWT is to supervise, direct and control the management and operation of the business. AWT will a) recruit, employ, supervise, direct and discharge the employees of the business, b) establish prices, rates and charges for services provided by the business, c) establish and revise administrative policies and procedures for the control of revenue and expenditures, d) make payments on accounts payable and handle collections of accounts receivable, e) arrange for and supervise public relations and advertising, f) prepare and deliver interim accountings, annual accounting and such other information at reasonable times and g) obtain and keep in full force all licenses and permits. The management agreement expires on December 31, 2006. AWT pays American Leisure 90% of earnings before interest depreciation and taxes as calculated under accounting principles generally accepted in the United States of America. The management agreement is cancelable by both parties with 30 days notice.


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


NOTE 19 - SELF-INSURED HEALTH INSURANCE

The Company's subsidiary, HTS, is partially self-insured for benefits provided under an employee health insurance plan through Great West Life Insurance Company. Benefits include medical, prescription drug, dental and group term life insurance. The plan provides for self-insurance up to $30,000 per employee per year. Accordingly, there exists a contingent liability for unprocessed claims in excess of those reflected in the accompanying consolidated financial statements. American Leisure has accrued $149,758 at December 31, 2005 for claims reported and incurred but not reported as of December 31, 2005.


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

Travel Unit ("Travel") provides travel related services.

For the year ending December 31, 2005:


In (000's)         Real Estate   Call Center     Travel     Other        Elim.      Consol.
                   -----------   -----------    --------   --------    ---------   ----------

Revenues:
  Services         $     1,851   $         -    $  7,074   $      -    $  (1,564)  $    7,361
  Undeveloped land $    12,020   $         -    $      -   $      -    $       -   $   12,020
Segment income
  (loss)           $    (1,929)  $    (1,051)   $   (466)  $      -    $    (681)  $   (4,127)
Total Assets       $    94,150   $     2,898    $ 12,366   $      -    $ (19,490)  $   89,923
2005 Capital
  expenditures     $         5   $         0    $    171   $      -    $       -   $      176
Depreciation       $       720   $       649    $    312   $      -    $       -   $    1,680

For  the  year  ending  December  31,  2004:

In (000's)         Real Estate    Call Center     Travel      Other      Elim.      Consol.
                   -----------   ------------    --------    -------   ---------   ----------
Revenue            $       753   $          -    $  6,169    $     -   $    (503)  $    6,419
Segment income
  (loss)           $    (2,161)  $        (16)   $ (2,581)   $(1,168)  $  (1,876)  $   (6,634)
Total Assets       $    59,225   $      3,284    $ 19,353    $     -   $ (14,460)  $   67,402
Capital
expenditures       $     3,512   $          -    $    288    $     -   $       -   $    3,800
Depreciation       $       717   $          -    $     220   $     -   $       -   $      937


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



SUMMARY COMPENSATION TABLE
                                         Annual Compensation*
                                                                               Long Term Compensation (1)
                                                                                        Awards
                                                                               Restricted     Securities
                                                                Other annual     Stock        Underlying
                                           Salary      Bonus    compensation    award(s)     Options/SARs
Name and Principal Position     Year        ($)         ($)         ($)           ($)             (#)
---------------------------    ------    ----------   -------  -------------  ------------   ------------
Malcolm J. Wright               2005     $518,000(2)  $182,647                              2,135,851 (6)
Chief Executive Officer,        2004     $578,000(3)     --          --           --          230,000 (6)
Secretary, Chief Financial      2003     $313,000(3)     --          --           --             --
Officer and Chairman

L. William Chiles               2005     $263,438(4)     --          --           --          193,672 (6)
Director and the Chief          2004     $270,902(5)     --          --           --          218,672 (6)
Executive Officer of Hickory    2003     $168,579(5)     --          --           --             --
Travel Systems, Inc.

Christopher Dane                2005(7)  $108,496
Former President of
Hickory Travel Systems, Inc.

Frederick Pauzar                2005     $93,333(8)
President, Chief Operating
Officer and Director

Charles Sieberling              2005     $128,240
Secretary of Hickory            2004     $131,731
Travel Systems, Inc.            2003     $ 86,000


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 30, 2006, with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:


                                                                                                     TOTAL
                                             PREFERRED                        TOTAL              PERCENTAGE OF
                          COMMON            STOCK VOTING                      VOTING               BENEFICIAL
                          STOCK (1)          RIGHTS (1)      WARRANTS (1)   SHARES (1)         VOTING SHARES (1)
                        ---------           ------------     ------------   ----------        ------------------
Roger Maddock           2,447,616 (2)      5,050,000     (3)      513,000  (4)    8,010,616 (2)(3)(4)        50.9%      (5)

Malcolm J. Wright       1,592,981 (6)      4,000,000     (7)    2,923,711  (8)   8,516,692 (6)(7)(8)        49.8%      (9)

Stanford Venture
Capital Holdings, Inc.    845,733 (10)             -              708,000  (11)   1,553,733 (10)(11)         13.6%      (12)

Stanford International
Bank Limited            2,085,500 (13)       500,000     (14)     385,000  (15)   2,970,500 (13)(14)(15)     28.1%      (16)

L William Chiles          850,000                  -              412,344  (17)   1,262,344 (17)             11.9%      (18)

James Leaderer             10,000                  -   10,000                   0.1%      (19)

Frederick Pauzar                -                  -               50,000  (20)   50,000 (20)              0.5%      (21)

Michael Crosbie                 -                  -               50,000  (22)   50,000 (22)              0.5%      (23)

(All officers and
Directors               2,452,981          4,000,000     (7)    3,436,055 (8)(17)  9,889,036 (6)(7)(8)        56.1%      (24)
five persons)
(20)(22)           (17)(20)(22)


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

10.99(34)    Stock Purchase Agreement between Harborage Leasing Corporation and the  Company

10.100(34)    $1,411,705  Promissory  Note  payable  to  Harborage  Leasing
              Corporation

10.101(34)    Malcolm  J.  Wright  Guaranty  Agreement  regarding  $1,411,705
              Promissory  Note  with  Harborage  Leasing  Corporation

10.102(34)    Harborage  Leasing Corporation warrant to purchase 300,000 shares of  common  stock  at  $5.00  per  share

10.103(35)    Third  Party  Debt  Guarantor  Agreement

10.104(35)    Note  Modification  Agreement  with  SIBL

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

21.1(35)      Subsidiaries  of  American  Leisure  Holdings,  Inc.

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

(35) Filed as an Exhibit to the Company's Report on Form 10-KSB, which was filed with the SEC on March 31, 2006, and is incorporated herein by reference.

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

                        AMERICAN LEISURE HOLDINGS, INC.

                        By:  /s/ Malcolm J. Wright
                             --------------------------
                        Name:  Malcolm J. Wright
                        Title: Chief Executive Officer and
                               Director
                        Date:  October 18, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                           DATE
     ---------                         -----                           ----

/s/ Malcolm J. Wright       Chief Financial Officer,            October 18, 2006
----------------------      Chief Executive Officer, and
Malcolm J. Wright           Chairman of the Board of Directors


/s/ Frederick Pauzar        President, Chief Operating Officer, October 18, 2006
----------------------      and Director
Frederick Pauzar

/s/ Michael Crosbie         General Counsel,                    October 18, 2006
----------------------      Executive Vice President,
Michael Crosbie             and Secretary


/s/ L. William Chiles       Director                            October 18, 2006
----------------------
L. William Chiles