Form 10QSB
period 2006-09-30
AMERICAN LEISURE HOLDINGS, INC.
filed 2006-11-20
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

     As of November 5, 2006, 10,877,974 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     Traditional Small Business Disclosure Format (Check One): Yes [  ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                             AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005


                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                2006           2005
                                                                            -------------  -------------
                                                                              UNAUDITED       AUDITED
                                                 ASSETS
CURRENT ASSETS:
    Cash                                                                    $  1,393,571   $    225,055
    Cash - restricted                                                          1,019,295      2,100,000
    Accounts receivable, net                                                   2,299,068      2,043,141
    Other receivable                                                           7,439,928      6,587,357
    Prepaid expenses and other                                                   251,777         99,418
                                                                            -------------  -------------
             Total Current Assets                                             12,403,639     11,054,971
                                                                            -------------  -------------
PROPERTY AND EQUIPMENT, NET                                                    1,534,044      4,583,853
                                                                            -------------  -------------
LAND HELD FOR DEVELOPMENT                                                     59,839,322     34,695,281
                                                                            -------------  -------------

OTHER ASSETS
    Cash - restricted                                                         11,312,227     11,075,354
     Prepaid sales commissions                                                 9,425,905      7,770,949
     Prepaid sales commissions - affiliated entity                             3,354,789      3,516,209
     Investment-senior notes                                                   5,170,000      5,170,000
     Goodwill                                                                  5,925,437      5,925,437
     Trademark                                                                   956,250        975,000
     Other                                                                     3,249,745      5,156,193
                                                                            -------------  -------------
             Total Other Assets                                               39,394,353     39,589,142
                                                                            -------------  -------------
TOTAL ASSETS                                                                $113,171,358   $ 89,923,247
                                                                            =============  =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable                 $ 35,455,681   $  3,652,235
     Current maturities of notes payable-related parties                       6,305,726      1,650,605
     Accounts payable and accrued expenses                                     5,197,131      3,782,822
     Accrued expenses - officers                                               2,580,500      3,393,500
     Other                                                                     3,186,787        285,443
                                                                            -------------  -------------
             Total Current Liabilities                                        52,725,825     12,764,605

Long-term debt and notes payable                                              14,675,410     32,288,920
Put liability                                                                    985,000        985,000
Deposits on unit pre-sales                                                    36,724,370     37,666,368
                                                                            -------------  -------------
             Total liabilities                                               105,110,605     83,704,893
                                                                            -------------  -------------
Commitments and contingencies


STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
      September 30, 2006 and December 31, 2005                                    10,000         10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
      September 30, 2006 and December 31, 2005                                        28             28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
      September 30, 2006 and December 31, 2005                                       272            272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at
      September 30, 2006 and December 31, 2005                                        24             24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       0 and 0 Series "F" shares issued and outstanding at
      September 30, 2006 and December 31, 2005                                         -              -

     Common stock, $.001 par value; 100,000,000 shares authorized;
       10,877,974 shares issued and outstanding at  September 30, 2006 and
       10,334,974 shares issued and outstanding at  December 31, 2005             10,878         10,335

     Additional paid-in capital                                               20,923,665     19,697,115

     Accumulated deficit                                                     (12,884,114)   (13,499,420)
                                                                            -------------  -------------
             Total Stockholders' Equity                                        8,060,753      6,218,354
                                                                            -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $113,171,358   $ 89,923,247
                                                                            =============  =============

See accompanying notes to financial statements.

                             AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                   NINE MONTHS  NINE MONTHS   THREE MONTHS   THREE MONTHS
                                                      ENDED        ENDED         ENDED           ENDED
                                                    SEPTEMBER   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                    30, 2006        2005          2006           2005
                                                   ------------  ------------  ------------  ------------
                                                    UNAUDITED     UNAUDITED     UNAUDITED      UNAUDITED
Revenue                                                           (Restated)                  (Restated)
    Travel revenues                                $ 7,605,463   $ 4,672,659   $ 4,098,974   $ 1,141,422
    Undeveloped land sales                          13,129,246     4,352,671             -             -
                                                   ------------  ------------  ------------  ------------
Total Revenue                                       20,734,709     9,025,330     4,098,974     1,141,422

Cost of Travel Revenues                             (4,442,841)   (3,831,343)   (3,421,782)   (1,198,560)
Cost of Undeveloped Land Sales                      (9,796,634)   (3,384,988)                          -
                                                   ------------  ------------  -----------   -----------
Gross Margin                                         6,495,234     1,808,999       677,192       (57,138)

Operating Expenses:
    Depreciation and amortization                     (876,920)   (1,110,083)     (196,890)     (417,965)
    General and administrative expenses             (4,775,527)   (3,953,055)   (1,029,004)   (1,786,830)
                                                   ------------  ------------  ------------  ------------
Income (Loss) from Operations                          842,787    (3,254,139)     (548,702)   (2,261,933)
                                                   ------------  ------------  ------------  ------------

Interest Expense                                    (3,353,932)   (1,448,510)     (824,284)     (711,666)

Equity in operations of unconsolidated affiliate       140,244      (274,537)            -       (59,743)

Gain on sale of affiliate                            2,988,082             -             -             -
                                                   ------------  ------------  ------------  ------------
Total Other Income (Expense)                          (225,606)   (1,723,047)     (824,284)     (771,409)
                                                   ------------  ------------  ------------  ------------
Income (Loss) before Income Taxes                      617,181    (4,977,186)   (1,372,986)   (3,033,342)

PROVISIONS FOR INCOME TAXES                             (1,876)            -          (477)            -
                                                   ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                  $   615,305   $(4,977,186)  $(1,373,463)  $(3,033,342)
                                                   ============  ============  ============  ============
NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                            $      0.04   $     (0.60)  $     (0.16)  $     (0.33)
                                                   ============  ============  ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             10,673,562    10,047,718    10,756,600    10,137,974
                                                   ============  ============  ============  ============

See accompanying notes to financial statements.

                            AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                              NINE MONTHS   NINE MONTHS
                                                                                ENDED          ENDED
                                                                              SEPTEMBER 30,  SEPTEMBER
                                                                                 2006        30, 2005
                                                                             -------------  ------------
                                                                               UNAUDITED     UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $    615,305   $(4,977,186)
     Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
             Depreciation and amortization                                      1,125,011     1,231,892
             Non-cash interest expense                                          2,102,276     1,448,510
             Non-cash warrant compensation                                        110,253             -
          Gain on sale of subsidiary                                           (2,988,082)            -
          Changes in assets and liabilities:
             Decrease in accounts receivable and other receivables               (255,927)    1,739,931
             Decrease (increase) in prepaid expenses and other                   (496,193)     (440,325)
             Increase in prepaid sales commissions                             (1,493,536)   (2,840,542)
             Increase (decrease) in shareholder advances and notes payable        504,319      (596,265)
             Decrease (increase) in deposits on unit pre-sales                   (941,998)   15,390,516
             Increase in customer deposits                                      1,260,437     3,012,032
             Increase in accounts payable and accrued expenses                  4,555,393     1,879,537
                                                                             -------------  ------------
             Net cash provided by operating activities                          4,097,258    15,848,100
                                                                             -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets                                                 (319,577)     (105,828)
     Acquisition of AWT assets                                                          -      (767,291)
     Increase in restricted cash                                                  843,832    (6,231,933)
     Proceeds from property sold                                               13,129,246             -
     Capitalization of real estate carrying costs                             (23,273,287)   (8,390,038)
                                                                             -------------  ------------
             Net cash used in investing activities                             (9,619,786)  (15,495,088)
                                                                             -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt                                                           (2,251,281)   (1,980,189)
     Proceeds from notes payable                                                8,942,017       512,124
     Proceeds from exercise of warrants                                               308             -
     Payments of notes payable - related parties                                        -      (913,084)
     Proceeds of notes payable - related parties                                        -       241,725
                                                                             -------------  ------------
             Net cash provided (used) by financing activities                   6,691,044    (2,139,424)
                                                                             -------------  ------------
             Net increase in cash                                               1,168,516    (1,786,412)

CASH AT BEGINNING PERIOD                                                          225,055     2,266,042
                                                                             -------------  ------------
CASH AT END OF PERIOD                                                        $  1,393,571   $   479,630
                                                                             =============  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                  $    489,482   $   816,065
                                                                             =============  ============
     Cash paid for income taxes                                              $          -   $         -
                                                                             =============  ============
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
     Purchase of land held for development for notes payable                 $ 15,000,000   $         -
                                                                             =============  ============
     Purchase of promissory note for equity                                  $    750,000   $         -
                                                                             =============  ============

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of September 30, 2006 and December 31, 2005, the related consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, (the financial statements), include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and restated Financial Statements and notes thereto included in the Company's December 31, 2005, Form 10-KSB/A, the Company's June 30, 2006 Form 10-QSB/A, the Company's March 31, 2006 Form 10-QSB/A and the Company's Forms 8K and 8-K/A filings.

NOTE B - PROPERTY AND EQUIPMENT, NET

As  of  September  30,  2006, property and equipment consisted of the following:

                                      Useful
                                       Lives                   Amount
                                    ----------               ----------
Equipment                              3-5                   $4,627,867
Furniture & fixtures                   5-7                    1,627,634
                                                             ----------
Subtotal                                                      6,255,501
Less: accumulated depreciation and amortization               4,721,457
                                                             ----------
Property and equipment, net                                  $1,534,044
                                                             ==========

Depreciation expense for the nine-month and three-month period ended September 30, 2006 amounts to $1,125,011 and $290,937 respectively of which $248,091 and $94,047 have been included as Cost of Operating Revenues for a net depreciation expense for the nine-month and three-month period ended September 30, 2006 of $876,920 and $196,890, respectively.

NOTE C RELATED PARTY TRANSACTIONS

The Company accrues salaries payable to Malcolm Wright in the amount of $800,000 per year (and $550,000 per year in 2002 and 2003) with interest at 12%. In June 2006, Malcolm Wright was paid $1,540,500 of the accrued salaries that consisted of accrued salaries of $1,275,000 and accrued interest of $265,500. As of September 30, 2006, the amount of salaries payable accrued to Mr. Wright amounts to $2,025,000 plus accrued interest on those salaries of $396,000.

The Company accrued director fees to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. No payments of director fees were paid during the current quarter and the balance of accrued director fees as of the end of the quarter covered by this report amounts to $242,500.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 Tierra Del Sol Resort ("TDSR") entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through September 30, 2006 the total costs plus fees amounted to $29,432,874.

A trust for the natural heirs of Malcolm Wright is the majority shareholders of Xpress Ltd. ("Xpress"). On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR payable in two installments: one-half of the fee is paid when the rescission period has elapsed in a unit sales agreement and one-half is paid upon the conveyance of the unit. The agreement also provides for a marketing fee of 1.5% of the total sales prices received by TDSR. The marketing fee is paid when the first segment of the sales fee is paid. During the period since the contract was entered into and ended September 30, 2006 the total sales amounted to approximately $223,652,590. As a result of the sales, TDSR was obligated to pay Xpress a fee of $6,709,578, consisting of one-half of the sales fee and the full amount of the marketing fee. As of September 30, 2006, $6,709,578 has been paid to Xpress. Based on the sales contracts as of September 30, 2006, TDSR will be obligated to pay Xpress $3,354,789, the other half of the sales fee, upon the conveyance of the units.

Effective June 30, 2006, pursuant to Stock Purchase Agreement between the Company and Stanford International Bank Limited (a minority shareholder and creditor of the Company), the Call Center operations (Caribbean Leisure Marketing, Ltd.) was sold. Promissory notes in the amounts of $1,250,000 and $2,100,000 were forgiven along with $2,313,175 of fees and accrued interest for a total consideration of $5,663,175. This sale resulted in a gain of $2,988,082 attributable to the recapture of depreciation and interest expenses of prior periods. The Stock Purchase Agreement also addressed the equity conversion feature that was to expire on April 30, 2007, of an outstanding loan with Stanford International Bank Limited. This feature was replaced with 355,000 warrants at an exercise price of $10.00 expiring on April 30, 2007. On August 16, 2006, pursuant to Purchase Agreement between the Company and Stanford International Bank Limited (a minority shareholder and creditor of the Company), a promissory note in the principal amount of $750,000 made by Scott Roix in favor of Stanford International Bank Limited was purchased for 235,000 shares of common stock of the Company and a five year warrant to purchase

235,000 share of the Company's stock at an exercise price of $20 per share. The note will be repaid in full on July 1, 2007.

In August 2006, Tierra del Sol Resorts, Inc. entered into a guaranteed maximum price construction contract with Resorts Construction, LLP ("Resorts Construction") to construct and develop part of the Sonesta Resort and its town home properties. Resorts Construction is 50% owned by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman. Pursuant to the contract with Resorts Construction, we agreed to pay Resorts Construction a contractor's fee equal to 5% of the total cost of the construction performed by Resorts Construction and 7.5% for general conditions. Any payments owed under the Resorts Construction contract which are not paid when due bear interest at the rate of 12% per annum. We provided Resorts Construction a payment of $4,000,000 upon our entry into the construction agreement with Resorts Construction, which funds Resorts Construction will use to begin construction of Phase 1 of the Sonesta Resort.


NOTE D - NET INCOME (LOSS) PER SHARE

Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income
(loss) per share as follows:


Description                    Nine months   Nine months  Three months   Three months
                                 ended          ended        ended          ended
                                9/30/2006     9/30/2005    9/30/2006      9/30/2005
                              ------------  ------------  ------------   --------------
NET INCOME (LOSS)
    (as reported)                615,305    (4,977,186)  (1,373,463)      (3,033,342)

UNDECLARED PREFERRED
STOCK DIVIDEND                (1,076,849)   (1,052,670)    (362,894)        (350,890)
                              ------------  ------------  ------------   --------------

NET LOSS AFTER PREFERRED
STOCK DIVIDEND                  (461,544)   (6,029,856)  (1,736,357)      (3,384,232)

NET INCOME (LOSS) PER SHARE        (0.04)        (0.60)       (0.16)           (0.33)

NOTE E - SHARES FOR SERVICES

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

In accordance with SFAS No. 123R we have recorded approximately $110,000 as stock based compensation under the fair value method for the nine months ended September 30, 2006. There was no proforma stock based compensation under the fair value method for the nine months ended September 30, 2005.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 3.5%; volatility of 120% for 2006 and 196% for 2005 with no assumed dividend yield; and expected lives of five years.

During the nine months ended September 30, 2006 the Company issued 200,000 warrants to two executives of the Company (100,000 to Michael Crosbie as Corporate General Counsel, Executive Vice President and Secretary of the Company and 100,000 to Jeff Scott as President of Hickory Travel Services); for each executive, 50,000 were immediately vested and the other 50,000 will vest in equal amounts in the next two years. In addition, 450,000 warrants were issued to Malcolm Wright for debt guarantees related to the acquisition of land held for development during the nine months ended September 30, 2006. As noted in Note E above, in June 2006, 355,000 warrants were issued to Stanford International Bank Limited to replace the equity conversion feature that was to expire on April 30, 2007, of an outstanding loan with Stanford International Bank Limited. In addition, as also noted in Note E above, in August 2006, 235,000 warrants were issued to Stanford International Bank Limited as part of the consideration for the purchase of promissory note made by Scott Roix to Stanford in the amount of $750,000. As of September 30, 2006, there are 4,942,246 warrants outstanding to officers and directors and 2,781,000 warrants outstanding to third parties for a total outstanding of 7,723,246. In January 2006, 308,000 warrants were exercised for the Company's common stock at $.001 per share and in August 2006 235,000 shares of the Company's common stock was issued for the purchase of promissory notes (see Note E above) which increased the common stock outstanding to 10,877,974 share and $10,878.

NOTE F - OPERATING SEGMENTS

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As of September 30, 2006, the Company's two business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments.

Tierra Del Sol, Inc. represents the Company's Real Estate segment, and is planning to construct a 972-unit resort in Orlando, Florida on 122 acres of undeveloped land. Vertical development on the townhomes and amenities is scheduled to commence in the last quarter of 2006. Presales commenced in February 2004.

Through  June  30,  2006,  American  Leisure operated a call center.

Travel Unit ("Travel") provides travel related services. On and effective as of August 1, 2006, the Management Agreement and the License Agreement with Around the World were terminated.

For the nine months ending September 30, 2006:


In (000's)             Real Estate    Call Center *   Travel     Elim.    Consol.
                       ------------  ---------------  -------  ---------  --------
Revenue
  Services             $      1,715  $            2   $ 7,238  $ (1,350)  $  7,605
  Undeveloped land     $     13,129  $            -   $     -  $      -   $ 13,129
Segment income (loss)  $      1,836  $         (383)  $   372  $ (1,350)  $    475
  Unconsolidated sub   $          -  $          140   $     -  $      -   $    140
Total income (loss)    $      1,836  $         (243)  $   372  $ (1,350)  $    615
Total Assets           $    109,068  $            -   $15,994  $(11,891)  $113,171
Capital expenditures   $        105  $            -   $   215  $      -   $    320
Depreciation           $        552  $          325   $   -**  $      -   $    877

*    Call center was sold as of June 30, 2006, results are through June 30, 2006
**   Depreciation  is  included  in  cost  of  operating  revenues.

For  the  nine  months  ending  September  30,  2005:

In (000's)              Real Estate    Call Center    Travel    Elim.     Consol.
                       -------------  -------------  --------  --------  ---------
Revenue
  Services             $        829   $          -   $ 4,218   $  (150)  $  4,897
  Undeveloped land     $      4,353   $          -   $     -   $     -   $  4,353
Segment income (loss)  $     (1,921)  $       (562)  $(1,292)  $  (927)  $ (4,702)
  Unconsolidated sub   $          -   $       (275)  $     -   $     -   $   (275)
Total income (loss)    $     (1,921)  $       (837)  $(1,292)  $  (927)  $ (4,977)
Total Assets           $     61,937   $      2,937   $16,906   $(3,935)  $ 77,845
Capital expenditures   $         22   $          -   $    56   $     -   $     78
Depreciation           $        624   $        487   $    -*   $     -   $  1,111

*    Depreciation  is  included  in  cost  of  operating  revenues.

NOTE G - RECLASSIFICATIONS AND RESTATEMENTS

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.

The Company recorded in revenue for the three and nine months ended September 30, 2005 the net gain on the sale of undeveloped land. The Company is now showing undeveloped land sales and the corresponding cost of undeveloped land separately. The Company has restated the three and nine months ended September 30, 2005. There is no change to the net loss for the three and nine months ended September 30, 2005. The restatement for the nine months ended September 30, 2005 is as follows:

                                As originally
                                    filed       Adjustment    As restated
                                 ------------  ------------  -------------
Revenue:
  Operating revenues             $ 5,640,341   $  (967,683)  $  4,672,658
  Undeveloped land sales                   -     4,352,672      4,352,672
                                 ------------                -------------
Total revenue                      5,640,341                    9,025,330

Cost of operating revenues                 -    (3,831,343)    (3,831,343)
Cost of undeveloped land sales             -    (3,384,988)    (3,384,988)
                                 ------------                -------------
Gross margin                       5,640,341                    1,808,999

Operating expenses:
  Depreciation and amortization   (1,231,892)      121,809     (1,110,083)
  General and administrative      (7,662,588)    3,709,533     (3,953,055)
                                 ------------                -------------
Loss from operations              (3,254,139)                  (3,254,139)

The  restatement  for  the  three months ended September 30, 2005 is as follows:

                                As originally
                                    filed      Adjustment    As restated
                                 -----------  -----------   -------------
Revenue:
  Operating revenues             $ 1,141,422                $  1,141,422
  Undeveloped land sales                   -                           -
                                 ------------               -------------
Total revenue                      1,141,422                   1,141,422

Cost of operating revenues                 -   (1,198,560)    (1,198,560)
Cost of undeveloped land sales             -                           -
                                 ------------               -------------
Gross margin                       1,141,422                     (57,138)

Operating expenses:
  Depreciation and amortization     (417,965)                   (417,965)
  General and administrative      (2,985,390)   1,198,560     (1,786,830)
                                 ------------               -------------
Loss from operations              (2,261,933)                 (2,261,933)

Interest expense                    (711,666)                   (711,666)
Equity in unconsolidated sub.        (59,743)                    (59,743)
                                 ------------               -------------
Net loss                         $(3,033,342)               $ (3,033,342)
                                 ============               =============

NOTE H - CONTINGENCIES

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

This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamless' attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us. In June of 2005, the court dismissed certain claims of tortious interference against the Company and Malcolm J. Wright and provided Seamless with leave to amend all of their other claims with specificity. In addition, the court dismissed a claim of conspiracy and a demand for judgment. In January 2006, the Defendants filed their amended answer and amended counterclaim and the Company's attorneys subsequently filed a comprehensive reply seeking to dismiss the counterclaim against the Company and Mr. Wright.

On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note owed by AWT in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock in Around The World Travel to Around The World Holdings, LLC; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale to Around The World Holdings, LLC. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. Despite the absence of any executed agreements, the plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding some of these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement. The Plaintiffs also seek a declaratory judgment that they are not bound by a provision in the underlying documents on which they rely that their action is barred by said provision. In the alternative, the Plaintiffs seek a ruling that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt. The suit seeks full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorney's fees. Despite the absence of any executed agreements, the plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorney's fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. Subsequent to the three months ended September 30, 2006, we verbally agreed to enter into a motion to dismiss and toll the plaintiff's claims. As such, we currently anticipate finalizing a tolling agreement during the fourth quarter of 2006, whereby the plaintiffs would agree to dismiss their claims against us and we would agreed to toll the statute of limitations for their claims for an additional year, of which there can be no assurance.

On August 10, 2006, Patsy Berman and Berman Mortgage Corporation served a complaint against Tierra del Sol Resort, Inc., Malcolm Wright, our Chief
Executive Officer and Chairman, and a non-existent entity, Vantage Circa 39 Condotel Limited Partnership ("Vantage"), in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges that Tierra del Sol and Vantage sought loans, that the plaintiffs offered to make loans, that Mr. Wright guaranteed the loans, that valid contracts were formed, and that because such loans did not close, the plaintiffs claim $3,550,000 in damages, representing funding fees, brokerage fees, and interest. We have concluded that the plaintiffs' complaint is wholly frivolous, and during the three months ended September 30, 2006, we filed a Motion to Dismiss and a Motion for sanctions against the plaintiffs of the lawsuit, for failure to state a good faith claim in law or fact.

We are not aware of any proceeding to which any of our directors, officers, affiliates or security holders are a party adverse to us or have a material interest adverse to us.

NOTE I - SUBSEQUENT EVENTS

In October 2006, we issued Joseph and Helena Palumbo 1,655 shares of our Series E Preferred Stock, which shares of Preferred Stock we had previously agreed to issue pursuant to and in connection with our purchase of the assets of AWT in December 2004. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In October 2006, we issued 170 shares of Series E Preferred Stock to Gregory Wasik, which shares of Preferred Stock we had previously agreed to issue pursuant to and in connection with our purchase of the assets of AWT in December 2004. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF AMERICAN LEISURE HOLDINGS, INC. TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006. ALL REFERENCES IN THIS REPORT ON FORM 10-QSB TO "THE COMPANY," "WE," "US," "OUR" OR WORDS OF SIMILAR MEANING INCLUDE THE OPERATIONS OF AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES.

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

In addition to the Company's establishment and continuing operation of a Travel Division, we have established a Resort Properties Division and related leisure and travel support operations. Through our various subsidiaries, we: manage and distribute travel services; develop, sell and will manage travel destination resorts and vacation home properties; and develop and operate affinity-based travel clubs. Further, we owned and operated a call center in Antigua-Barbuda, which call center business was sold effective June 30, 2006, as described below, and which operations are included in our financial statements and results of operations for the nine months ended September 30, 2006, contained herein. Our businesses are intended to complement each other and to enhance Company revenues by exploiting consumer cross-marketing opportunities. We intend to take advantage of the synergies between the distribution of travel services and the creation, marketing, sale and management of vacation home ownership and travel destination resorts. In connection with our development of vacation homes we will also buy and sell parcels of undeveloped land.

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

Except as expressly indicated or unless the context otherwise requires, "we," "our," "us," or the "Company," means American Leisure Holdings, Inc. and its subsidiaries.

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

Subject to the provision of sufficient capital and our determination of value to our shareholders, we intend to achieve growth through selected acquisitions of real property and business assets and interests. Although no agreements related to such future acquisitions have been concluded, we expect to negotiate and, subject to our final determination as to the merits of such acquisitions(s) and the availability of necessary capital, complete the acquisition of Florida destination resort property holdings proximate to our existing resort developments at initial entry prices for the developable land that may be materially below current appraised values. Growth may be realized through our continued creation of destination resorts, and through the prospective acquisition of qualified, existing destination resorts, thereby creating an extensive resort and vacation ownership network further supported by the Company's travel services division. Our goal through such expansion would be to further become an integrated, "one-stop" leisure services company, seeking to seamlessly provide for the development, sales, and management of and the ongoing generation of revenue from destination resorts while offering vacation ownership and an extensive range of travel services to an expanding customer and client base. In connection with our development of vacation homes we will also buy and sell parcels of undeveloped land.

We are also in the process of integrating the administrative operations of Hickory and TraveLeaders to distribute, fulfill and manage our travel services and our Resort Properties which integration, we anticipate completing during fiscal years 2006 or 2007.

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

During the nine months ended September 30, 2006, we received the majority of our operating revenues from ALEC, which accounted for approximately $ 4,000,000 in total gross revenues, and the operations of HTS which accounted for approximately $ 3,200,000 of total gross revenues, which was offset by approximately $243,000 of net loss from our call center operations which we sold, effective June 30, 2006, and a further decrease in net income of approximately $1,350,000 due to the consolidation of our financial statements, giving us total aggregate net income of $615,305 for the nine months ended September 30, 2006. Additionally, we had undeveloped land sales of $13,129,246, during the nine months ended September 30, 2006, which were generated by Tierra del Sol in connection with the sale of forty-two acres of land in the Sonesta Resort for $9,090,130 to the Westridge Community Development District ("District") and an additional $4,039,116, which was received from the District in connection with reimbursements for site improvements on the land purchased by the District.

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

Phase 1 will also include construction of related amenities, including a swimming pool complex and sun decks, a lazy river, a poolside restaurant and other amenities typical of a resort of this kind. While we have not yet started the vertical construction of Phase 1 of the property, we have completed approximately 85% of the grading required for the Phase 1 construction and approximately 75% of the underground infrastructure to date. Phase 2 will include construction of 252 additional residential condominium units and 426 additional town home units, as well as a 126,000 square foot clubhouse (84,000 square feet under air). Construction of Phase 2 is expected to overlap with the construction of Phase 1.

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

On July 27, 2006, we, through one of our wholly owned subsidiary companies, formally notified KeyBank, that we elected not to open the $40,000,000 revolving credit Construction Loan. We have however, established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse and have received approximately three letters of intent from various lending institutions to provide us the required funding to date. As such, we anticipate entering into a firm commitment for such funding during the fourth quarter of 2006; however, we can provide no assurances that we will be able to finalize such funding, or that such funding will be on favorable terms.

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

The Land Loan is a $14,850,000 term loan with a maturity date of June 28, 2007. The proceeds of the Land Loan were primarily used to repay existing debt of the property for the Sonesta Resort. The Land Loan bears interest at LIBOR plus 3.10% per annum, equal to approximately 8.47% as of November 1, 2006, with the LIBOR equal to 5.37% as of that date.

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

In connection with the election not to open the Construction Loan, we and KeyBank have agreed to modify the Land Loan. The Land Loan will remain in place, and we have provided $1 million in cash as additional collateral for the loan. We have also agreed to a principal payment schedule related to the Company's planned construction of the 426 town homes in Phase 2 of the Sonesta Resort to reduce the balance of the loan between the January 31, 2007 and its maturity date.

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

SIBL CREDIT FACILITY

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the closings of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan"), and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"), which Letters of Credit were subsequently cancelled, effective June 30, 2006. The financial assistance provided by SIBL was evidenced by a Credit Agreement dated as of December 29, 2005 between SIBL, Tierra Del Sol Resort, Inc. and the Company (the "SIBL Credit Agreement"). As consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave the $2,100,000 loan, as well as the accrued interest on such loan in the amount of $191,100.

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

The SIBL Tierra Del Sol Loan has a 2-year term, with an initial interest rate of 12% per annum. Upon the payment of the note in full or the maturity of the loan from KeyBank, Tierra Del Sol was also required to pay a one-time minimum fee equal to 3%. After six months, this fee increased by 1% each month until the letters of credit were released, which KeyBank did effective August 16, 2006. As consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave these fees which amounted to $540,000. Any unpaid amounts on the SIBL Tierra Del Sol Loan bear interest at the rate of 12% per year.

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

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be $135,500,000 of which $8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. The $14,000,000 will be funded by the bonds proceeds held by the Westridge Development District and from equity reserves held by Key Bank. A Land Loan was also funded by Key Bank which was described above in the amount of $14,850,000, of which $14,106,750 had been borrowed under as of that date of this filing. We previously had entered into the $40,000,000 Construction Loan with KeyBank, which loan we decided not to open in favor of alternate, anticipated financing arrangements which we believe will be beneficial to the timely completion of the Sonesta Resort project. We are in the process of negotiating with several lenders for a construction loan for the condominiums and clubhouse and anticipate, although we cannot provide any assurances, that such loan will be evidenced by a firm commitment during the fourth quarter of 2006. Assuming we are able to enter into a subsequent funding arrangement, we believe that we have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately. Although it is anticipated that Phase 2 construction will commence by the second or third quarters of 2007, although we cannot provide any assurances that we will have adequate funding to begin construction at that time, if ever.

In November 2003, we entered into an exclusive sales and marketing agreement with Xpress Ltd. ("Xpress") to sell the vacation homes in the Sonesta Resort. Malcolm J. Wright, one of our founders and our Chief Executive Officer and Chairman, and members of his family are the majority shareholders of Xpress. As of November 7, 2006, Xpress had pre-sold approximately 606 vacation homes in a combination of contracts on town homes and reservations on condominiums for total sales volume of over approximately $227 million.

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

SIBL Reedy Creek Loan Terms
---------------------------

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note has a maturity date of December 31, 2006, a principal balance of $8,000,000 and bears interest at the rate of 8% per year payable quarterly. Interest in the amount of $220,652 on the Amended Note has been forgiven as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below). Upon an event of default as described in the Amended Note, SIBL has several rights and remedies, including causing the Amended Note to be immediately due and payable.

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

The Bankers Credit loan is evidenced by a Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of November 1, 2006 was 15% (with a prime rate, as reported by the Wall Street Journal of 8.25%). Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note is January 3, 2007, when all principal and unpaid interest is due and payable. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit
Note is subject to a 1% exit fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

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

Development Plans for Reedy Creek Property
------------------------------------------

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

Through "Developments of Regional Impact" (DRI) underway, we are seeking to maximize Reedy Creek's property development and sales by obtaining governmental approval for more housing units than was initially planned. Although there is no assurance of the additional density that may be achieved through the DRI process, we believe that Reedy Creek may gain approval to develop as many as 700 additional units.

The Company's development of the Reedy Creek Property is currently planned to begin in the fourth quarter of 2008 and is currently planned to be completed sometime in 2011, funding and scheduling permitting. The Company will not know the total estimated cost of the development of the Reedy Creek Property until it has determined the market and completed designs for the properties. The Company does not currently have any funding in place for any of the capital which will be required to complete the development of the Reedy Creek Property and there is no assurance that funding will be available on favorable terms, if at all. The Company is currently seeking a joint venture partner for this property.

Note Modification Agreement
---------------------------

In February 2006, we entered into a Note Modification Agreement with SIBL, whereby we agreed to modify certain provisions of our outstanding promissory notes with SIBL to grant extensions of payments due. Pursuant to the Note Modification Agreement, we and SIBL agreed that all interest due on our $6,000,000 note, from January 1, 2005, through September 30, 2006, shall be due and payable on September 30, 2006, which due date has since been extended by SIBL to December 31, 2008, with all interest thereafter payable with the original terms of that note however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave $546,000 of accrued interest; that all interest accrued on the $3,000,000 note we have with SIBL, from the date of the note until September 30, 2006, shall be due and payable on September 30, 2006, which due date has since been extended by SIBL to April 22, 2007, with all interest thereafter payable with the original terms of that note; however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave the $654,080 of accrued interest as of June 30, 2006 as well as our $1,250,000 note with SIBL which was previously due September 30, 2006, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave this note and $161,342 of accrued interest; that the maturity date of our $1,355,000 note with SIBL be extended until June 30, 2007, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; that the maturity date of our $305,000 note with SIBL be extended until June 30, 2007, and that no payments of principal or interest on that note shall be payable until the extended due date of that note, however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave $17,098 of accrued interest; and that interest on our $2,100,000 note with SIBL with a maturity date of December 27, 2007, shall be payable in arrears, on a quarterly basis, however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL forgave this note and $191,100 of accrued interest.

PURCHASE OF MINORITY INTEREST IN TIERRA DEL SOL
-----------------------------------------------

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

In August 2006, Tierra del Sol Resorts, Inc. entered into a guaranteed maximum price construction contract with Resorts Construction, LLP ("Resorts Construction") to construct and develop part of the Sonesta Resort and its town home properties. Resorts Construction is 50% owned by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman. We believe that the contract with Resorts Construction provides significant savings over the PCL contract described in detail above, and is advantageous to the Company in comparison with terms available in the market from other third party contractors. Pursuant to the contract with Resorts Construction, we agreed to pay Resorts Construction a contractor's fee equal to 5% of the total cost of the construction performed by Resorts Construction and 7.5% for general conditions. Any payments owed under the Resorts Construction contract which are not paid when due bear interest at the rate of 12% per annum. We provided Resorts Construction a payment of $4,000,000 upon our entry into the construction agreement with Resorts Construction, which funds Resorts Construction will use to begin construction of Phase 1 of the Sonesta Resort.

Purchase of Vici Note
---------------------

In August 2006, we entered into a Purchase Agreement with SIBL, whereby we agreed to purchase a $750,000 promissory note from SIBL, which note was originally received by SIBL from Scott Roix, an individual, in connection with SIBL's sale of its interest in Vici Marketing Group, LLC ("Vici" and the "Vici Note") to Mr. Roix, and which Note bears interest at the rate of 8% pre annum, payable on June 30, 2008. In consideration for the purchase of the Vici Note, we agreed to issue SIBL 235,000 shares of our common stock and a five year warrant to purchase 235,000 shares of our common stock at an exercise price of $20 per share (the "Vici Warrant"). We also granted SIBL demand registration rights in connection with the registration of the shares underlying the Vici Warrant.

EMPLOYMENT AGREEMENT

In August 2006, we entered into an Employment Agreement with Jason Williams, who agreed to serve as our Associate General Counsel and Assistant Secretary for a period of two years, which Employment Agreement shall terminate on August 21, 2008, unless terminated earlier pursuant to the agreement. Pursuant to the Employment Agreement, Mr. Williams will receive a salary of $150,000 per year (pro rated for any incomplete years), which salary shall increase by no less than 10% per annum each year he is employed under the Employment Agreement. He is also eligible to receive a bonus in connection with his Employment Agreement and received 25,000 warrants to purchase shares of our common stock at $1.02 per share immediately upon his entry into the Employment Agreement and will receive an additional 25,000 warrants upon the one year anniversary of such Employment Agreement, if he is still employed by us at that time. The Employment Agreement may be terminated by us at any time for "cause" as defined in the agreement, or by Mr. Williams at any time. Upon the expiration of the initial term of the agreement, if not terminated by either party previously, the employment agreement shall continue for additional six (6) month terms subject to termination by either party with thirty (30) days written notice.

                               PLAN OF OPERATIONS

We are currently in the process of integrating the administrative operations of Hickory and TraveLeaders. The integration process has been slower than we anticipated because it has taken us longer than expected to identify those operations that could be consolidated and determine the allocation and re-assignment of the personnel best suited for the consolidated enterprise; however, we expect such integration process to be completed in fiscal 2006 or 2007. In addition, time has been required to analyze and determine the impact, if any, of certain litigation commenced by Around The World Travel regarding its contracts with Seamless Technologies, Inc. and others, as discussed in "Legal Proceedings," herein.

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

During the nine months ended September 30, 2006, we generated modest revenues from our call center joint venture in Antigua. Effective June 30, 2006, we sold our call center operations to Stanford, as described in greater detail above under "Recent Events."

We believe that the capital requirement for the first phase of the resort will be approximately $135,500,000, of which $8,000,000 will be for the resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. On or about December 29, 2005 we closed on $54.85 million of senior debt to be used in the development of The Sonesta
Orlando Resort at Tierra Del Sol (the "Project"), described in greater detail above. KeyBank, N.A. is the lender of a credit facility for the benefit of AMLH. The credit facility is a land loan in the amount of $14,850,000, which is secured by Project land on phase two of the Sonesta Resort, that is dedicated to specific phases of the development. KeyBank had also originally agreed to provide us a $40,000,000 revolving construction loan, for up to $72,550,000 in funding, however we have since decided not to move forward with such funding. KeyBank Capital Markets had the underwriting role in the sale of the Community Development District Bonds. We are in the process of negotiating with several lenders for a construction loan for the condominiums and anticipate that such loan will be evidenced by a firm commitment during the fourth quarter of 2006, of which there can be no assurance. Financing for the balance of the development budget, which includes infrastructure, retention, roads and green space of approximately $26,000,000, was through the sale of Westridge Community Development District bonds which was completed on December 29, 2005 as described above. In June 2005, we began the earth moving and clearing process on the land for the resort and have completed approximately 85% of the grading and 75% of the underground infrastructure on the property to date. We expect to begin the vertical construction of Phase 1 of the property in the fourth quarter of 2006 or the first quarter of 2007, funding permitting. We have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse. We anticipate that such loan will be evidenced by a firm commitment during the fourth quarter of 2006, but we have no assurances that a commitment will be secured. Assuming we are able to enter into a subsequent funding arrangement, we believe that we have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately.

KNOWN TRENDS, EVENTS, AND UNCERTAINTIES

We expect to experience seasonal fluctuations in our gross revenues and net earnings due to higher sales volume during peak periods. Advertising revenue from the publication of books by Hickory that list hotel availability is recognized either when the books are published (December) or on a performance basis throughout the year, depending on the contractual terms. This seasonality may cause significant fluctuations in our quarterly operating results and our cash flows. In addition, other material fluctuations in operating results may occur due to the timing of development of resort projects and our use of the completed contracts method of accounting with respect thereto. Furthermore, costs associated with the acquisition and development of vacation resorts, including carrying costs such as interest and taxes, are capitalized as inventory and will be allocated to cost of real estate sold as the respective revenues are recognized. We intend to continue to invest in projects that will require substantial development and significant amounts of capital funding during 2006, 2007 and in the years ahead.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

GOING CONCERN CONSIDERATIONS
----------------------------

We have incurred losses during the development stage during our existence, and we have negative retained earnings. We had an accumulated deficit of $13,499,420 at December 31, 2005 and $12,884,114 as of September 30, 2006. We expect our travel operations through the end of the next fiscal year to require additional working capital of approximately $2,000,000 and Hickory to require approximately $500,000 in working capital during the next twelve months. If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations and/or to complete the construction of our planned vacation homes, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenues and expenses from our TraveLeaders business are not included in our results as the same are borne by Around The World Travel, Inc., the former third party manager of the business through July 31, 2006. We recognized as revenue only the net operating results of TraveLeaders after deducting the management fee paid to Around The World Travel of 10% of net earnings before interest expense, taxes, depreciation and amortization through July 31, 2006. Thereafter, gross revenues and expenses are recognized by our wholly owned subsidiary ALEC

We have entered into approximately 606 pre-construction sales contracts for units in the Sonesta Orlando Resort at Tierra Del Sol. We will recognize revenue when title is transferred to the buyer.

Revenues also include undeveloped land sales, which is recognized at closing when title has passed.

GOODWILL
--------

We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No.
144. In 2004, we recorded an impairment of $1,500,000 related to the acquisition of the TraveLeaders assets in December 2004, based on our payment of more than fair value. The remaining goodwill of $14,425,437 as of December 31, 2004 was composed of $12,585,435 from the TraveLeaders acquisition and $1,840,002 from the Hickory acquisition. In 2005 we renegotiated and ultimately reached a settlement on the acquisition which resulted in an acquisition of goodwill of $5,585,435 of which $1,500,000 was previously impaired resulting in a goodwill balance of $4,085,435. Our remaining goodwill of $1,840,002 is related to the Hickory acquisition and has not been further impaired as of either September 30, 2006 or December 31, 2005. Therefore, total goodwill amounts to $5,925,437. The goodwill will be evaluated on an annual basis and impaired whenever events or circumstances indicate the carrying value of the goodwill may not be recoverable.

                        COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

We had total revenues of $4,098,974 for the three months ended September 30, 2006, consisting solely of operating revenues, compared to total revenues of $ 1,141,422 for the three months ended September 30, 2005, consisting solely of operating revenues, which represented an increase in total revenues of $2,957,552 or 259.1% from the prior period. The main reason for the increase in revenues for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, was that in August 2006, the Management Agreement and the Licensing Agreement between American Leisure Equities Corporation ("ALEC") and Around The World Travel, Inc. was cancelled and as such, from that time forward, ALEC has been recognizing gross revenues instead of the net earnings before interest, taxes, depreciation and amortization ("EBITDA", as has been the case since January 2005, pursuant to the prior terms of the Management Agreement and Licensing Agreement). The total revenues generated by ALEC for the months ended August and September 2006 amounted to approximately $2.95 million while total revenues generated by ALEC in July 2006, due to the accounting treatment of ALEC's EBITDA, amounted to only approximately $66,000. In addition, Hickory Travel Systems, Inc. ("Hickory" or HTS") realized $980,000 of revenues from July to September 2006. The call center sector had no activity during the three months ended September 30, 2006, as the business was sold as of June 30, 2006.

We had total cost of operating revenues of $3,421,782 for the three months ended September 30, 2006, compared to total cost of operating revenues of $1,198,560 for the three months ended September 30, 2005, an increase in total cost of operating revenues of $2,223,222 or 185% from the prior period, which increase was mainly attributable to the increased revenues from the operations of ALEC due to the cancellation of the Management and Licensing Agreements with Around The World Travel, Inc., as described above.

We had a total gross margin of $677,192 for the three months ended September 30, 2006, compared to a total gross margin of ($) ($57,138) for the three months ended September 30, 2006, which represented an increase of $ 734,330 or 1,285.2% in gross margin from the prior period.

We had depreciation and amortization expense of $196,890 for the three months ended September 30, 2006, compared to depreciation and amortization expense of $417,965 for the three months ended September 30, 2005, a decrease in depreciation and amortization expense of $221,075 or 52.9% from the prior period, which decrease was due to the fact that our call center business was sold as of June 30, 2006, and the fact that such operations were therefore not depreciated during the three months ended September 30, 2006.

We had total general and administrative expenses of $1,029,004 for the three months ended September 30, 2006, compared to total general and administrative expenses of $1,786,830 for the three months ended September 30, 2005, a decrease in total general and administrative expenses of $757,826 or 42.4% from the prior period. General and administrative expenses decreased for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 due to the fact that the portion of our general and administrative expenses in connection with our call center operations were not present during the three months ended September 30, 2006 due to the sale of our call center operations effective as of June 30, 2006, but were present during the three months ended September 30, 2005.

The main items that made up general and administrative expenses for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, were professional fees, rent and insurance expenses.

We had a loss from operations of $548,702 for the three months ended September 30, 2006, compared to a loss from operations of $ 2,261,933 for the three months ended September 30, 2005, which represented a decrease of $ 1,713,231 or 75.7% from the prior period, which decrease was mainly due to the 259.1% increase in revenues and the 42.4% decrease in general and administrative expenses for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

We had total other expenses, consisting solely of interest expense of $824,284 for the three months ended September 30, 2006, compared to total other expenses, consisting solely of interest expense of $711,666 for the three months ended September 30, 2005, an increase in interest expense of $112,618 or 15.8% from the prior period, which increase in interest expense was mainly in connection with interest on the loans we entered into in the fourth quarter of 2005, including the Reedy Creek Loan and Land Loan (described above).

We had a loss before income taxes of $1,372,986 for the three months ended September 30, 2006, compared to a loss before taxes of $3,033,342 for the three months ended September 30, 2005, a decrease in loss before income taxes of $1,660,356 or 54.7% from the prior period.

We had a provision for income taxes of $477 for the three months ended September 30, 2006, compared to a provision for income taxes of $0 for the three months ended September 30, 2005.

We had a net loss of $1,373,463 for the three months ended September 30, 2006, compared to a net loss of $3,033,342 for the three months ended September 30, 2005, which represented a decrease in net loss of $1,659,879 or 54.7% from the prior period, which decrease in net loss was mainly caused by the 259.1% increase in revenue and the 42.4% decrease in general and administrative expenses for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

We had total revenues of $20,734,709 for the nine months ended September 30, 2006, compared to total revenues of $9,025,330 for the nine months ended September 30, 2005, an increase in total revenues of $11,709,379 or 129.7% from the prior period. Revenues for the nine months ended September 30, 2006, consisted of operating revenues of $7,605,463, which increased $2,932,804 or 62.8% over operating revenues of $4,672,659 for the nine months ended September 30, 2005 mainly due to increased revenues from ALEC for the three months ended September 30, 2006, compared to the prior period in 2005 (as described above), as well as increased revenues from HTS for the nine months ended September 30, 2006, compared to the prior years period, and undeveloped land sales of $13,129,246, which increased $8,776,575 or 201.6% over undeveloped land sales of $4,352,671 for the nine months ended September 30, 2005 in connection with the sale of forty-two acres of land to the District during the three months ended March 31, 2006.

We had total cost of operating revenues of $4,442,841 for the nine months ended September 30, 2006, compared to total cost of operating revenues of $3,831,343 for the nine months ended September 30, 2005, an increase in total cost of operating revenues of $611,498 or 16% from the prior period.

We had total cost of undeveloped land sales of $9,796,634 for the nine months ended September 30, 2006, compared to total cost of undeveloped land sales of $3,384,988 for the nine months ended September 30, 2005.

We had a total gross margin of $6,495,234 for the nine months ended September 30, 2006, compared to a total gross margin of $1,808,999 for the nine months ended September 30, 2005, an increase in total gross margin of $4,686,235 or 259.1% from the prior period, which increase in gross margin was mainly due to the 201.6% increase in undeveloped land sales offset by the 189.4% increase in total cost of undeveloped land sales for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

We had total depreciation and amortization expenses of $876,920 for the nine months ended September 30, 2006, compared to total depreciation and amortization expenses of $1,110,083 for the nine months ended September 30, 2005, a decrease in total depreciation and amortization expenses of $233,163 or 21% from the prior period, which decrease was due to the fact that our call center business was sold effective as of June 30, 2006, and the fact that such operations were therefore not depreciated during the three months ended September 30, 2006.

We had total general and administrative expenses of $4,775,527 for the nine months ended September 30, 2006, compared to total general and administrative expenses of $3,953,055 for the nine months ended September 30, 2005, an increase in total general and administrative expenses of $822,472 or 20.8% from the prior period, which increase was mainly due to increased expenses in connection with the operations of ALHI during the nine months ended September 30, 2006, which total expenses and salaries totaled approximately $214,000 for the nine months ended September 30, 3006, compared to $2,000 for the nine months ended September 30, 2005, as well as increased salaries and professional fees in connection with the operations of our real estate sector during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.

We had total income from operations of $842,787 for the nine months ended September 30, 2006, compared to a total loss from operations of $3,254,139 for the nine months ended September 30, 2005, an increase in income from operations of $4,096,926 or 125.9% from the prior period.

We had total interest expense of $3,353,932 for the nine months ended September 30, 2006, compared to total interest expense of $1,448,510 for the nine months ended September 30, 2005, an increase in interest expense of $1,905,422 or 131.5% from the prior period, which increase in interest expense was mainly in connection with interest on the loans we entered into in the fourth quarter of 2005, including the Reedy Creek Loan and Land Loan (described above).

We had $140,244 in equity in operations of unconsolidated affiliate for the nine months ended September 30, 2006, compared to $274,537 for the nine months ended September 30, 2005, an increase in equity in operations of unconsolidated affiliate of $414,781 from the prior period. We also had a one time gain on the sale of affiliate of $2,988,082 for the nine months ended September 30, 2006, which gain was not present during the nine months ended September 30, 2005.

Equity in operations of unconsolidated affiliate for the nine months ended September 30, 2006 was due to the call center operations of Caribbean Media Group, Ltd. ("Caribbean Leisure Marketing"), our former wholly owned subsidiary, which owns 49% of Caribbean Media Group, Ltd. Subsequent to June 30, 2006, we sold Caribbean Leisure Marketing to Stanford, as described in greater detail above under "Recent Events. The increase for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, was due to the call center operations being profitable during the nine months ended September 30, 2006 (during the time we operated such call center, i.e. until June 30, 2006) and was operating at a loss during the nine months ended September 30, 2005.

The gain on sale of affiliate of $2,988,082 for the nine months ended September 30, 2006, was due to our entry into a Stock Purchase Agreement, effective June
30, 2006, with Stanford International Bank Limited, whereby we sold our call center operations (Caribbean Leisure Marketing, Ltd.). In connection with the sale, promissory notes in the amounts of $1,250,000 and $2,100,000 were forgiven by Stanford, along with $2,313,175 of fees and accrued interest for total consideration of $5,663,175. This sale resulted in a gain of $2,988,082.

We had total other expenses of $225,606 for the nine months ended September 30, 2006, compared to total other expenses of $1,732,047 for the nine months ended September 30, 2005, an increase in total other expenses of $1,497,441 or 86.9% from the prior period.

We had total income before taxes of $617,181 for the nine months ended September 30, 2006, compared to total loss before taxes of $4,977,186 for the nine months ended September 30, 2005.

We had total income tax provision of $1,876 for the nine months ended September 30, 2006, compared to $0 in income tax provision for the nine months ended September 30, 2005.

We had total net income of $615,305 for the nine months ended September 30, 2006, compared to total net loss of $4,977,186 for the nine months ended September 30, 2005, an increase in net income of $5,592,491 or 112.4% from the prior period, which increase in net income was mainly due to the 129.7% increase in revenue, coupled with the $2,988,082 of gain on sale of affiliate and the 86.9% decrease in other expenses, offset by the 189.4% increase in cost of undeveloped land sales and the 131.5% increase in interest expenses for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets as of September 30, 2006, of $12,403,639, consisting of cash of $1,393,571, restricted cash of $1,019,295, accounts receivable, net of $2,299,068, other receivable of $7,439,928, which mainly represented amounts due from AWT, and prepaid other expenses and other of $251,777.

We had total non-current assets as of September 30, 2006 of $100,767,719, consisting of property and equipment, net of $1,534,044, land held for development of $59,839,322 and total other assets of $39,394,353.

Other assets as of September 30, 2006, consisted of restricted cash of $11,312,227, prepaid sales commissions of $9,425,905, prepaid sales commissions-affiliated entity of $3,354,789, investment in senior notes of $5,170,000, goodwill of $5,925,437, trademark of $956,250 and other assets of $3,249,745.

We had total current liabilities as of September 30, 2006 of $52,725,825, which included current maturities of long-term debt and notes payable of $35,455,681, current maturities of notes payable-related parties of $6,305,726, accounts payable and accrued expenses of $5,197,131, accrued expenses- officers of $2,580,500 and other expenses of $3,186,787.

In June 2006, Malcolm J. Wright, our Chief Executive Officer and Chairman was paid $1,540,500 in accrued salaries and interest which he was owed. Accrued expenses-officers as of September 30, 2006, included $2,025,000 in salaries and $396,000 interest due to Mr. Wright. Mr. Wright's accrued and unpaid salaries accrue interest at the rate of 12% per year until paid. Additionally included in accrued expenses-officers was $311,750 owed to L. William Chiles, the Chief Executive Officer of Hickory and our Director, which included $275,000 of unpaid salary accrued to Mr. Chiles and $36,750 of accrued interest on such unpaid salary. Total current liabilities as of September 30, 2006 increased $39,961,220 or 313% from total current liabilities of $12,764,605 as of December 31, 2005. The increase in current liabilities was mainly attributable to an increase of $31,803,446 or 871% in current maturities of long term debt and notes payable which increase was mainly due to the Reedy Creek Acquisition Company loans with SIBL and Banker's Credit, which we received during the three months ended June 30, 2006.

As of September 30, 2006, we owed $6,305,726 in connection with notes payable to related parties including $117,300 owed to our Director, William Chiles.

We had long term debt and notes payable of $14,675,410 as of September 30, 2006, put liability of $985,000, and $36,724,370 of deposits on unit pre-sales as of September 30, 2006.

We had total negative working capital of $40,322,186 and a ratio of current assets to current liabilities of 0.24 as of September 30, 2006.

We had net cash provided by operating activities of $4,097,258 for the nine months ended September 30, 2006, which was mainly due to non-cash interest expense of $2,102,276, depreciation and amortization of $1,125,011, net income of $615,305, increase in prepaid expenses of $496,193, increase in customer deposits of $1,260,437, and increase in accounts payable and accrued expenses of $4,555,393, which was offset by $2,988,082 of gain on sale of subsidiary (described below), $1,493,536 of increase in prepaid commissions and $941,998 of increase in deposits on unit pre-sales.

We had $9,619,786 of net cash used in investing activities for the nine months ended September 30, 2006, which was mainly due to $23,273,287 of capitalization of real estate carrying costs and $319,577 of purchase of fixed assets, offset by $13,129,246 of proceeds of property sold and $843,832 of increase in restricted cash.

We had cash provided by financing activities of $6,671,044 for the nine months ended September 30, 2006, which was due to $8,942,017 of proceeds from the sale of notes payable and $308 from the proceeds of the exercise of warrants, which was offset by $2,251,281 of payment of debt.

During the nine months ended September 30, 2006, we borrowed an additional $589,199 under the Land Loan with KeyBank, bringing the total outstanding balance of such loan to $14,106,750.

We expect that we will require approximately $2,500,000 through the end of 2006 and into the 2007 fiscal year for working capital for our travel management and services businesses.

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be approximately $135,500,000 of which $8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. As of September 30, 2006, approximately $14,106,750 had been advanced to the Company pursuant to the Land Loan (as described and defined above).

On December 30, 2005, we closed on an aggregate of $54,850,000 in senior debt to be used in the development of The Sonesta Orlando Resort at Tierra Del Sol. KeyBank, N.A. is the lender of the senior debt, which was provided to us in the form of two credit facilities. The first is a land loan in the amount of $14,850,000, which is secured by Project land that is dedicated to specific phases of the development. The second was a $40,000,000 revolving construction loan that we originally planned to use to fund the development and construction for Phase 1 of the Sonesta Resort, but which we subsequently decided not to use. We have received approximately three letters of intent with various lenders and anticipate finalizing the funding of the construction loan during the fourth quarter of 2006, of which there can be no assurance. We also have funding in the amount of $25,825,000 from the Westridge Community Development District ("CDD" or the "District"), which bonds will be used to pay for infrastructure facilities for public purposes such as water supply and retention systems, roadways, green space and nature recreation areas. In addition to the KeyBank provided senior debt, the Project is also benefiting from $25,825,000 in bonds issued by the CDD, a special purpose taxing district formed for the purpose of financing the installation of vital public services such as water supply and retention, sanitary and storm water sewer systems, roadways and the landscaping attendant to those uses. The CDD supports these initiatives, through the provision of capital and maintenance, via a tax upon the property owners of the district that utilizes a low finance rate (5.8% per annum) and a long-term amortization of the capital costs (30 years).

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

We had borrowed approximately $14,106,750 pursuant to the land loan as of September 30, 2006. We hope to obtain alternate financing for the amounts which were originally to be loaned to us by KeyBank pursuant to the Construction Loan, which alternate financing we anticipate finalizing in the fourth quarter of 2006, of which there can be no assurance. Assuming we raise such additional funding, we believe that such funding and the bond sale proceeds will provide sufficient capital for the construction of Phase 1 of The Sonesta Orlando Resort at Tierra Del Sol. In June 2005, we began the earth moving and clearing process on the land for the Sonesta Resort, and have completed approximately 85% of the grading on the property and 75% of the underground infrastructure to date. We expect to begin the vertical construction of Phase 1 in the fourth quarter of 2006 or the first quarter of 2007, funding permitting. We will need to raise additional capital to begin and complete Phase 2 of the Sonesta Resort, assuming the construction of Phase 1 is successful, of which there can be no assurance. Additionally, we will need to raise significant capital to plan and construct our planned development activities on our Reedy Creek Property.

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

The Stock Purchase Agreement provided that we would sell SIBL, all of our interest in CLM, along with a promissory note payable to us by CLM in the amount of $5,663,274, which amount evidences our total investment in CLM, for an aggregate purchase price of $5,663,275. The sale of CLM resulted in a gain of $2,988,082, which is represented above in our net cash provided by operating activities as "gain on sale of subsidiary." In connection with the purchase, SIBL also agreed to forgive the interest on several of our outstanding promissory notes with SIBL, and to amend the due date of such notes, described in greater detail below, and we agreed to grant SIBL a warrant to purchase 355,000 shares of our common stock at an exercise price of $10.00 per share, which warrants have an expiration date of April 30, 2008, and contain certain anti-dilution clauses, whereby if we grant any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price.

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

Additionally, in connection with the Stock Purchase Agreement, SIBL also agreed to restate the due dates of the notes which we owe to SIBL, including, the $6,000,000 note, which now has a maturity date of December 18, 2008; the $3,000,000 note, which now has a maturity date of April 30, 2007; the $1,355,000 note, which now has a maturity date of June 30, 2007; the $8,000,000 Reedy Creek loan note, which now has a maturity date of December 31, 2006; and the $305,000 note, which has a maturity date of June 30, 2007.

Finally, pursuant to the Stock Purchase Agreement, we and SIBL agreed that CLM would be released and discharged from any liability under the $6,000,000 note or the $305,000 note with SIBL, which it previously agreed to guaranteed.

On August 16, 2006, pursuant to a Purchase Agreement between us and SIBL, a promissory note in the principal amount of $750,000 made by Scott Roix in favor of SIBL was purchased from SIBL for 235,000 shares of our common stock and a five year warrant to purchase up to 235,000 shares of our stock at an exercise price of $20 per share. The note has a maturity date of June 30, 2008 and bears interest at the rate of 8% per annum.

At September 30, 2006, we had an outstanding principal balance of $6,000,000 under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 6% per annum payable accruing from July 1, 2006 quarterly in arrears and matures on December 18, 2008. We previously issued 355,000 warrants with a strike price of $10 per share with a maturity of April 30, 2008 to Stanford to replace the conversion feature of the credit facility whereby the loan could previously be converted into shares of our common stock at a conversion price of $15.00 per share in connection with our entry into the Stock Purchase Agreement with SIBL. The $6,000,000 credit facility is guaranteed by Malcolm J. Wright, our Chief Executive Officer and Chairman and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of two of our subsidiaries, American Leisure Marketing & Technology, Inc. and Caribbean Leisure Marketing Limited. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Stanford, credit facility.

As of September 30, 2006, we had an outstanding principal balance of $3,000,000, under another secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum accruing from July 1, 2006 payable quarterly in arrears and matures on April 30, 2007. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

As of September 30, 2006, we had a total of $1,355,000 outstanding under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum and matures on June 30, 2007. Interest on the credit facility accrues from July 1, 2006 and is due quarterly in arrears. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by all of the issued and outstanding stock of our subsidiary, Caribbean Leisure Marketing Limited.

As of September 30, 2006 we had another credit facility in the amount of $305,000 with Stanford The credit facility bears interest at 8.0% per annum and accrues interest from July 1, 2006 and is secured by the assets and stock of the Company. The credit facility is due on June 30, 2007.

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

Additionally, Hickory has a $375,900 loan through the U.S. Small Business Administration ("SBA") of which $363,488 has been drawn as of September 30, 2006. The SBA loan is due by May 2033 and bears interest at 4% per annum with principal and interest payments of approximately $1,862 due monthly from May 2005 until May 2033. The SBA note is secured by Hickory's assets and the personal guaranty of William Chiles, who is our Director.

In connection with our purchase of the assets of Around The World Travel, Inc. ("AWT"), as of September 30, 2006 there is a balance from those liabilities we assumed from AWT of $3,667,983, of which approximately $385,484 is due in the next twelve months.

All of our credit facilities with Stanford contain customary covenants and restrictions, including covenants that prohibit us from incurring certain types of indebtedness, paying dividends and making specified distributions. Failure to comply with these covenants and restrictions would constitute an event of default under our credit facilities, notwithstanding our ability to meet our debt service obligations. Upon the occurrence of an event of default, the lender may convert the debt to the company's common stock, accelerate amounts due under the applicable credit facility and may foreclose on collateral and/or seek payment from a guarantor of the credit facility. At September 30, 2006, we believe we were in compliance with the covenants and other restrictions applicable to us under each credit facility.

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note has a maturity date of December 31, 2006, a principal balance of $8,000,000 and bears interest at the rate of 8% per year. The principal and accrued interest due on the Amended Note is due and payable on the maturity date of the Amended Note. Upon an event of default as described in the Amended Note, SIBL has several rights and remedies, including causing the Amended Note to be immediately due and payable.

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

The Bankers Credit loan is evidenced by a Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of November 1, 2006 was 15% (with a prime rate, as reported by the Wall Street Journal of 8.25%). Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note is January 3, 2007, when all principal and unpaid interest is due and payable. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit
Note is subject to a 1% exit fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

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

In August 2006, we received an aggregate of $5,714,569in loans from West Villas, Inc., Orlando Tennis Village, Inc. and Maingate Towers, Inc., entities controlled by Roger Maddock, a significant shareholder of the Company. The loans bear interest at the rate of 16% per annum until paid and are due and payable one year from the date such loans were made. The loans totaled $5,695,426 as of September 30, 2006.

While we currently believe we have sufficient funds to continue our business plan, because we have decided not to move forward with the KeyBank Construction

Loan, we will need to find alternative financing for the construction of Phase 1 of the Sonesta Resort, of which there can be no assurance.

We have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse which we anticipate will be finalized during the fourth quarter of 2006. Although we have received letters of intent with various lending parties, we can provide no assurances a commitment will be secured. Assuming we are able to enter into a subsequent funding arrangement, we believe that we will have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately.

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

While our common stock currently trades on the Over-The-Counter Bulletin Board in the United States, there is the potential that we may choose to change our common stock listing to an alternative market in the future in order to improve our liquidity and our access to the capital markets.

                                  RISK FACTORS
                                 -------------

                RISKS RELATING TO OUR CAPITAL AND LIQUIDITY NEEDS

WE  HAVE  A  LIMITED  HISTORY  OF  OPERATIONS AND WE HAVE A HISTORY OF OPERATING
LOSSES.

Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra Del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of $13,499,420 and as of September 30, 2006, we had an accumulated deficit of $12,884,115.

WE MAY NOT GENERATE ENOUGH OPERATING REVENUE OR CAPITAL TO MEET OUR OPERATING AND DEVELOPMENT COSTS.

Our costs of establishing our business models for both the Travel Division and the Resort Development Division, including acquisitions and the due diligence costs of that process, together with the un-financed development costs incurred in the Resort Development Division requires significant capital. Historically, our sources for capital have been through loans from our founding and majority shareholders as well as from loans from our capital partner, Stanford. On December 29, 2005, certain affiliates of the Company closed two (2) credit facilities with Key Bank related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving construction loan which we planned to use to construct Phase 1 of the Sonesta Resort (the "Construction Loan"), but which we have subsequently elected not to open and a $14,850,000 term loan used to finance the acquisition of the property for the Resort and to pay certain related costs (the "Land Loan"). Since we have not decided to move forward with the Construction Loan financing, we will need to obtain alternative financing for the construction of Phase 1 of the Sonesta Resort, which may be on less favorable terms than the Construction Loan, if such financing is available at all. We are currently working with several financing sources and hope to close additional financing in the fourth quarter of 2006, of which there can be no assurance. If we are unable to enter into an alternative funding arrangement in connection with the construction of Phase 1 of the Sonesta Resort, generate enough operating revenue to satisfy our capital needs, or if we cannot obtain future capital from our founding and majority shareholders or from Stanford, and/or if we are not able to repay the Land Loan, it will have a material adverse effect on our financial condition and results of operation.

WE OWE A SIGNIFICANT AMOUNT OF MONEY TO KEYBANK IN CONNECTION WITH THE LAND LOAN, WHICH MONEY WE DO NOT CURRENTLY HAVE, AND WHICH LOANS ARE SECURED BY THE SONESTA RESORT.

The occurrence of any one or more "events of default" under the Land Loan would allow KeyBank to pursue certain remedies against us including taking possession of the Sonesta Resort project; withholding further disbursement of the proceeds of the loan and/or terminate KeyBank's obligations to make further disbursements thereunder; and/or declaring the note evidencing the loans to be immediately due and payable. We do not currently have cash on hand sufficient to repay the approximately $14,106,750 which has been borrowed from KeyBank pursuant to the

Land Loan to date. The Land Loan is due for repayment on June 28, 2007, and we do not currently have sufficient cash to repay such loan when due. Furthermore, we currently anticipate the need for a significant amount of additional funding to complete the construction of Phase 1 of the Sonesta Resort, and as such, we will likely not have sufficient cash to repay the Land Loan or any future loan in connection with the funding of Phase 1 of the Sonesta Resort, assuming such financing is obtained, until the completion of the units in the Sonesta Report, without additional financing. If we do not repay the amounts owning under the Land Loan or any subsequent loans when due, KeyBank may take possession of the Sonesta Resort project, and we may be forced to curtail or abandon our current business plans, which could cause the value of our securities to become worthless.

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

A SIGNIFICANT AMOUNT OF OUR LIABILITIES ARE CURRENT LIABILITIES WHICH ARE DUE WITHIN THE NEXT TWELVE MONTHS, AND WHICH WE DO NOT CURRENTLY HAVE SUFFICIENT CASH ON HAND TO REPAY.

As of September 30, 2006, we had a total of $52,725,825 in current liabilities, which liabilities are payable within the next twelve months. Included in those liabilities was the Land Load, which currently has a balance of approximately
$14,106,750 and is due on June 28, 2007, the amended Reedy Creek Loan in the principal amount of $8,000,000 along with any accrued and unpaid interest, which is due and payable on December 31, 2006, the Bankers Credit loan in the amount of $7,000,000 is due and payable, along with any accrued and unpaid interest on January 3, 2007, the $1,355,000 and $305,000 SIBL notes, which both have a due date of June 30, 2007, along with any accrued and unpaid interest, and our $3,000,000 revolving credit facility with Stanford, which is due and payable, along with any accrued and unpaid interest on April 30, 2007. As we do not currently have sufficient cash on hand to repay these amounts as of the filing of this report, we anticipate the need to raise substantial funding in the next six to twelve months to repay these notes, which funding, if available, could be on unfavorable terms and which could cause immediate and substantial dilution to our then existing shareholders. If we are unable to repay our substantial current liabilities when due, we could be forced to curtail or abandon our business operations, which could cause the value of our securities to become worthless.

WE HAVE RECEIVED $10,355,000 MILLION DOLLARS OF CONVERTIBLE DEBT FINANCING FROM STANFORD, WHICH IS SECURED BY MORTGAGES ON OUR PROPERTY AND LIENS ON OUR ASSETS.

We have received an aggregate of $10,355,000 million dollars of convertible debt financing from Stanford. The terms of our financial arrangements with Stanford are secured by the following mortgages on our properties and liens on our assets:

     - Our $6,000,000 credit facility has been re-structured to be secured by a first mortgage on land owned by third parties. However, Stanford has agreed that the mortgage securing the $6,000,000 credit facility shall be released in exchange for payment of the primary obligations it secures, which includes the release of the Letters Of Credit. In consideration of Stanford's release of the mortgage securing the $6,000,000 credit facility, we have granted Stanford warrants to acquire up to 2% of each of the Development Partnerships.

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

     - Our $3,000,000 credit facility is secured by collateral assignments of our stock in American Leisure Marketing & Technology, Inc., Orlando Holidays, Inc, American Leisure, Inc, Welcome To Orlando, Inc, American Travel & Marketing Group, Inc. and Hickory Travel Systems, Inc.

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

In December 2005, we closed two credit facilities with KeyBank, National Association ("KeyBank") related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving credit line (the "Construction Loan") and a $14,850,000 term loan to be used to finance the acquisition of the property for the resort (the "Land Loan"). We have since decided not to move forward with the Construction Loan, however we have approximately $14,106,750 outstanding under the Land Loan to date. The Land Loan bears interest at the rate of the daily London Interbank Offered Rate ("LIBOR") plus 3.10%, respectively, currently 8.47%, with the LIBOR equal to approximately 5.37% as of November 1, 2006. The maturity date of the Land Loan is June 28, 2007. The Land Loan is secured by a first lien on the land within Phase 2 of the Sonesta Resort, including any improvements, easements, and rights of way; a first lien and security interest in all fixtures and personal property, an assignment of all leases, subleases and other agreements relating to the property; an assignment of construction documents; a collateral assignment of all contracts and agreements related to the sale of each condominium unit; a collateral assignment of all purchase deposits and any management and/or operating agreement. As of the date of this filing we have borrowed $14,106,750 under the Land Loan, which amount we do not currently have funds on hand to repay. We are under no pressure to repay the Land Loan. Our business plan includes retiring that debt with a construction loan to build Phase 2 of the Sonesta Resort, assuming that we raise sufficient funding to complete the construction of Phase 1 of the Sonesta Resort first, of which there can be no assurance.

WE NEED SIGNIFICANT ADDITIONAL FINANCE FACILITIES TO BEGIN AND COMPLETE THE DEVELOPMENT OF PHASE 2 OF THE SONESTA RESORT, TO BEGIN THE VERTICAL CONSTRUCTION OF PHASE 1 OF THE SONESTA RESORT AND TO BEGIN AND COMPLETE OUR PLANNED
CONSTRUCTION  OF  THE  REEDY  CREEK  PROPERTY.

As we have decided not to move forward with the Construction Loan, we currently anticipate the need for a significant amount of additional funding to complete the development of Phase 1 of the Sonesta Resort. Additionally, we do not currently have sufficient capital to begin or complete Phase 2 of the Sonesta Resort and/or our planned development of the Reedy Creek Property (as described above). We are currently in discussions with several parties regarding obtaining financing for the vertical construction of Phase 1 of the Sonesta Resort, and have received approximately three letters of intent with such parties to date, which we hope to finalize in the fourth quarter of 2006, of which there can be no assurance. Our plan for the financing of the Phase 2 town homes is to use a program from a national mortgage lender to employ construction loans issued to each purchaser that will, upon completion, convert to permanent, conventional mortgages. The finance plan for the Phase 2 amenities is to employ a line of credit secured by a segment of the profits from the sale of the residential units. We will employ a conventional construction loan for the condominium units. As of this date, the Company has not yet secured the line of credit for the amenities or the construction loan for the condominium units. It is impossible at this time for us to estimate the cost of completing Phase 1 or Phase 2 of the Sonesta Resort and/or the development of the Reedy Creek Property, however, based upon the size of the projects, we would anticipate such costs to be substantial. We will not begin the construction of Phase 1 or Phase 2 until we have capitalized the construction appropriately. If we cannot obtain the appropriate financing, we may have to delay the commencement of the construction of Phase 1 and/or Phase 2 until such time as we have adequate funding available. We may never have sufficient capital to begin or complete the development of Phase 1 or Phase 2 of the Sonesta Resort which could force us to modify or abandon the development plan for the Sonesta Resort. Our business plan for the development of the Reedy Creek Property is to enter into a partnership agreement with an experienced and high credit development partner, and as such, we do not expect to raise capital or incur debt to begin or complete that project. At present, the Company has not yet chosen such partner although we are in receipt of proposals from qualified developers that are consistent with our business plan.

THE CONSTRUCTION OF THE SONESTA RESORT IS SUBJECT TO DELAYS AND COST OVERRUNS, WHICH COULD CAUSE THE ESTIMATED COST OF THE RESORT TO INCREASE AND WHICH COULD CAUSE US TO CURTAIL OR ABANDON THE CONSTRUCTION OF THE SONESTA RESORT.

All construction projects, especially construction projects as large as our planned Sonesta Resort are subject to delays and cost overruns. We have experienced very significant cost increases and overruns since sales commenced in 2004, due to significant price increases in construction materials, which have been exacerbated by the hurricanes of 2004 and 2005, as well as to a lesser extent the threat of hurricanes in 2006. The increased costs have impacted construction throughout the southeastern United States and are not unique to us. Because of the significant cost increases, we are evaluating and plan to implement a program to revise upwards the price of sold and unsold units or to cancel contracts on units because of cost overruns. If we continue to experience substantial delays or additional cost overruns during the construction of Phase 1 of the Sonesta Resort and/or Phase 2, we could be forced to obtain additional financing to complete the projects, which could be at terms worse than our then current funding, assuming such funding is available to us at all, of which there can be no assurance, and could force us to curtail or abandon our current plans for Phases 1 and 2 of the Sonesta Resort. As a result, sales of our town homes and condominiums could be severely effected, which could force us to curtail or abandon our business plans and/or could make it difficult if not impossible to repay the significant amount of money due to KeyBank and Stanford (as explained above), which as a result could cause the value of our securities to become worthless.

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

We have not paid cash to Malcolm J. Wright for his services as an executive officer and a Director as of the filing of this report; however, he is entitled to receive various forms of remuneration from us such as accrued salary of $800,000 per year beginning in 2004, accrued salary of $550,000 per year from 2002 to 2004, and accrued compensation of $18,000 per year for serving as a director. We may pay Mr. Wright a bonus of up to 19% of the pre-tax profits, if any, of various subsidiaries as discussed above. We have made payments to entities controlled by Mr. Wright in consideration for substantial valuable services that those entities have provided to us for The Sonesta Orlando Resort at Tierra Del Sol. In June 2006, Mr. Wright was paid $1,540,500 of the accrued salaries that he was owed which consisted of accrued salaries of $1,275,000 and accrued interest of $265,500. As of September 30, 2006, the total accrued and unpaid remuneration due to Mr. Wright in connection with his salary as an officer of the Company totaled $2,025,000 and an additional $396,000. If we do not have sufficient cash on hand to pay Mr. Wright for his salary, director's compensation and bonus in the future, he may determine to spend less of his time on our business or to resign his positions as an officer and a director.

COMPANIES AFFILIATED WITH OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD, MALCOLM J. WRIGHT ARE PAID A SUBSTANTIAL AMOUNT OF OUR REVENUES IN CONNECTION WITH SERVICES RENDERED.

Certain companies controlled by our Chief Executive Officer and Director, Malcolm J. Wright, including American Leisure Real Estate Group, Inc. ("ALRG"), which entered into an exclusive Development Agreement with our subsidiary, Tierra del Sol Resort, Inc. ("TDSR") and Xpress, Ltd. ("Xpress"), which entered into an exclusive sales and marketing agreement with TDSR in November 2003, are paid substantial fees in connection with services rendered to us in connection with such agreements. In connection with ALRG's Development Agreement with TDSR, we are required to pay ALRG a fee in the amount of 4% of the total costs of the development of the Sonesta Resort paid by ALRG. As of September 30, 2006, the total costs and fees paid by ALRG amounted to $29,432,874, of which 4% of such amount is equal to approximately $1,177,315. In connection with Xpress' sales and marketing agreement, we agreed to pay Xpress a sales fee in the amount of 3% and a marketing fee of 1.5% of the total sales prices received by TDSR in connection with sales of units in the Sonesta Resort, which shares are payable in two installments, one-half of the sales fee and all of the marketing fee when the rescission period has elapsed in a unit sales agreement and the other half of the sales fee upon the actual conveyance of the unit. As of September 30, 2006, total sales of units in the Sonesta Resort were approximately
$223,652,590, and as a result, TDSR was obligated to pay Xpress a fee of $6,709,578 in connection with sales and marketing fees, and as of September 30, 2006, $6,709,578 had been paid to Xpress, which number includes fees paid on cancelled sales, which fees Xpress is able to keep. Additionally, TDSR will be obligated to pay Xpress $3,354,789, the other half of the sales fees upon conveyance of the units. These payments represent a significant portion of our non-restricted current cash and equivalents and as a result of such payments, we could have less cash on hand than we will require for our operations and upcoming liabilities. Additionally, as a result of such payments, we may be forced to curtail or scale back our business plan, which could have a material adverse effect on the trading value of our common stock. We believe, however, that the transactions with ALRG and Xpress are in the best interest of the Company and provide efficiencies and savings not otherwise available in the open market.

                      RISKS RELATED TO OUR TRAVEL DIVISION

WE NEED APPROXIMATELY $2,500,000 OF CAPITAL THROUGH THE END OF THE 2007 FISCAL YEAR FOR OUR TRAVEL DIVISION OPERATIONS AND THE OPERATIONS OF HICKORY, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

We anticipate needing to raise approximately $2,000,000 through the end of the 2007 fiscal year for the working capital needs for the Travel Division, as well as approximately $500,000 for the operations of Hickory, which includes Hickory's requirement to cover its seasonal losses, and TraveLeaders' requirements during its reorganization to adopt our business models. If we do not receive a sufficient amount of additional capital on acceptable terms, or at all, we may be unable to fully implement our business plan. We have identified sources of additional working capital, but we do not have any written commitments from third parties or from our officers, directors or majority shareholders. Additional capital may not be available to us on favorable terms, if at all. If we cannot obtain a sufficient amount of additional capital, we will have to delay, curtail or scale back some or all of our travel operations, any of which would materially adversely affect our travel businesses. In addition, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt.

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

             RISKS RELATING TO OUR STOCK AND GENERAL BUSINESS RISKS

RE-PRICING WARRANTS AND ISSUING ADDITIONAL WARRANTS TO OBTAIN FINANCING HAS CAUSED AND MAY CAUSE ADDITIONAL DILUTION TO OUR EXISTING STOCKHOLDERS.

In the past, to obtain additional financing, we have modified the terms of our warrant agreements to lower the exercise price per share to $.001 from $5.00 with respect to warrants to purchase 100,000 shares of our common stock and to $.001 from $2.96 with respect to warrants to purchase 1,350,000 shares of our common stock. Additionally, we have granted an additional 616,000 warrants to SIBL and affiliates to purchase shares of our Common Stock at $5.00 per share, 308,000 warrants to SIBL and affiliates to purchase shares of our Common Stock at $0.001 per share, 355,000 warrants to purchase shares of our common stock at $10 per share and 235,000 warrants to purchase shares of our common stock at $20 per share. Re-pricing of our warrants and issuing additional warrants has caused and may cause substantial additional dilution to our existing shareholders and shareholders owning shares of our common stock at the time of the exercise of such warrants described above, if exercised.

WARRANTS GRANTED TO STANFORD INTERNATIONAL BANK, LTD., IN CONNECTION WITH THE TIERRA DEL SOL LOAN AND LETTERS OF CREDIT CONTAIN ANTI-DILUTION FEATURES, WHICH COULD EFFECT THE VALUE OF OUR COMMON STOCK.

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the establishment of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan") however, as consideration for the purchase of our Antiguan call center and in connection with our entry into the Stock Purchase Agreement, described above, SIBL forgave this note and $191,100 of accrued interest, and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"), the fees for which amounting to $540,000 were also forgiven as part of the consideration for the purchase of the Antiguan call center. As additional consideration for this financial assistance, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of our common stock at an exercise price of $0.001 per share. Additionally, in January 2006, in connection with the SIBL Reedy Creek Loan, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $0.001 per share. Additionally, in June 2006, in connection with the sale of our call center operations and in August 2006, in connection with the Vici transaction (described herein), we granted SIBL 355,000 warrants to purchase shares of our common stock at $10 per share and 235,000 warrants to purchase shares of our common stock at $20 per share, respectively. The warrants contain anti-dilution provisions, including a provision which requires us to issue additional shares under the warrants if we issue or sell any common stock at less than $1.02 per share, or grant, issue or sell any options or warrants for shares of the Company's common stock to convert into shares of our common stock at less than $1.02 per share. If we do issue or sell common stock which causes a re-pricing of the warrants issued to SIBL, it would likely have an adverse effect on the trading value of our common stock and could cause substantial dilution to our then shareholders.

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

Our directors, officers, and principal shareholders beneficially own a substantial portion of our outstanding common and preferred stock. Malcolm J. Wright, who serves as our Chief Executive Officer and Chief Financial Officer and as a Director, and Roger Maddock, one of our majority shareholders, own, directly and indirectly, approximately an aggregate of 71% of the voting power in us. As a result, these persons control our affairs and management, as well as all matters requiring shareholder approval, including the election and removal of members of the Board of Directors, transactions with directors, officers or affiliated entities, the sale or merger of the Company or substantially all of our assets, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in our ownership or management, even when a change would be in the best interest of other shareholders.

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

This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamless' attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us. In June of 2005, the court dismissed certain claims of tortious interference against the Company and Malcolm J. Wright and provided Seamless with leave to amend all of their other claims with specificity. In addition, the court dismissed a claim of conspiracy and a demand for judgment. In January 2006, the Defendants filed their amended answer and amended counterclaim and the Company's attorneys subsequently filed a comprehensive reply seeking to dismiss the counterclaim against the Company and Mr. Wright.

On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note owed by AWT in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock in Around The World Travel to Around The World

Holdings, LLC; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale to Around The World Holdings, LLC. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. Despite the absence of any executed agreements, the plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding some of these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement. The Plaintiffs also seek a declaratory judgment that they are not bound by a provision in the underlying documents on which they rely that their action is barred by said provision. In the alternative, the Plaintiffs seek a ruling that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt. The suit seeks full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorney's fees. Despite the absence of any executed agreements, the plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorney's fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. Subsequent to the three months ended September 30, 2006, we verbally agreed to enter into a motion to dismiss and toll the plaintiff's claims. As such, we currently anticipate finalizing a tolling agreement during the fourth quarter of 2006, whereby the plaintiffs would agree to dismiss their claims against us and we would agreed to toll the statute of limitations for their claims for an additional year, of which there can be no assurance.

On August 10, 2006, Patsy Berman and Berman Mortgage Corporation served a complaint against Tierra del Sol Resort, Inc., Malcolm Wright, our Chief
Executive Officer and Chairman, and a non-existent entity, Vantage Circa 39 Condotel Limited Partnership ("Vantage"), in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges that Tierra del Sol and Vantage sought loans, that the plaintiffs offered to make loans, that Mr. Wright guaranteed the loans, that valid contracts were formed, and that because such loans did not close, the plaintiffs claim $3,550,000 in damages, representing funding fees, brokerage fees, and interest. We have concluded that the plaintiffs' complaint is wholly frivolous, and during the three months ended September 30, 2006, we filed a Motion to Dismiss and a Motion for sanctions against the plaintiffs of the lawsuit, for failure to state a good faith claim in law or fact.

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

In August 2006, we granted Mr. Jason Williams, our current Associate General Counsel and Assistant Secretary, warrants to purchase up to 25,000 shares of our common stock at an exercise price of $1.02 per share immediately upon his entry into an Employment Agreement and agreed to issue him an additional 25,000 warrants upon the one year anniversary of his employment, assuming he is still employed by us at that time. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In August 2006, in connection with the purchase of the Vici Note (as described above) we agreed to issue SIBL 235,000 shares of our common stock and a five year warrant to purchase 235,000 shares of our common stock at an exercise price of $20 per share. We also granted SIBL demand registration rights in connection with the registration of the shares underlying the Vici Warrant. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In September 2005, we granted warrants to purchase 100,000 shares of our common stock at an exercise price of $1.02 per share to Frederick Pauzar for his services as a director. One-fourth (25,000) of the warrants vested immediately and an additional 25,000 shares vested on the first anniversary of the date he became a Director of the Company (September 2006). The remaining 50,000 shares vest to Mr. Pauzar on the next two anniversaries of the date on which Mr. Pauzar became a director (September 2007 and 2008), provided that Mr. Pauzar is still serving as a director on such dates.

In October 2006, we issued Joseph and Helena Palumbo 1,655 shares of our Series E Preferred Stock, which shares of Preferred Stock we had previously agreed to issue pursuant to and in connection with our purchase of the assets of AWT in December 2004. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In October 2006, we issued 170 shares of Series E Preferred Stock to Gregory Wasik, which shares of Preferred Stock we had previously agreed to issue pursuant to and in connection with our purchase of the assets of AWT in December 2004. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

10.44(11)    $1,411,705 Promissory Note payable to Harborage Leasing
             Corporation

10.45(11)    Malcolm J. Wright Guaranty Agreement regarding $1,411,705
             Promissory Note with Harborage Leasing Corporation

10.46(11)    Harborage Leasing Corporation warrant to purchase 300,000 shares of common stock at $5.00 per share

10.47(12)    Note Modification Agreement with SIBL

10.48(13)    Stock Purchase Agreement with SIBL for the purchase of our Antigua call center operations

10.49(13)    Warrant Agreement with SIBL for the purchase of up to 355,000 shares of common stock at the exercise price of $10.00 per share

10.50(*) Purchase Agreement between Scott Roix, American Leisure Holdings, Inc. and Stanford International Bank Limited

10.51(*) Warrant Agreement for the Purchase of 235,000 shares of common stock at an exercise price of $20.00 per share granted to Stanford International Bank Limited

31.1* Certification of Chief Executive Officer and Cheif Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(13) Filed as Exhibits to the Company's Report on Form 10-QSB, which was filed with the SEC on August 21, 2006, and is incorporated herein by reference.

b) REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the fiscal period covered by this report:

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

                             AMERICAN LEISURE HOLDINGS, INC.

DATED: November 20, 2006     By: /s/ Malcolm J. Wright
                                 ------------------------
                                 Malcolm J. Wright
                                 Chief Executive Officer