Form 10KSB/A
period 2005-12-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-03-19
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A
                                 Amendment No.2


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


We are filing this amendment number 2 to our Annual Report on Form 10-KSB for the year ending December 31, 2005, which was initially filed on March 31, 2006, to respond to comments we have received from the SEC. We filed the first amendment in response to the SEC's comments on October 18, 2006. Pursuant to the SEC's comments, we revised our Annual Report for the year ending December 31, 2005 as follows: (i) we reclassified restricted cash for use on construction as long-term, since construction will not be completed until 2007; (ii) we revised our current and long-term debt and disclosure under Note 11: Long Term Debt and Notes Payable; (iii) we revised our statement of operations for the Fiscal Year Ended December 31, 2005 to reflect the direct costs of our travel business that were previously recorded in operating expenses; (iv) we revised our accounting policies and added a policy for land held for development and managed assets;
(v) we expanded our disclosure in Note 14 - Stockholders Equity and Redeemable Preferred Stock to further discuss the redemption features and conversion terms;
(vi) we also clarified in Note 14 warrants issued for services, deferred financing costs and the purchase of minority interest; (viii) we revised our disclosure in Note 17 to expand our disclosure regarding our license and management agreement for certain travel business assets; and (ix) we added Note 22 - Reclassifications and restatement.



Other than the items mentioned above, this Amended Report on Form 10-KSB remains substantially similar to the Form 10-KSB filed with the Securities and Exchange Commission on October 18, 2006, and investors should review the Registrant's more recent periodic and current report filings to obtain current information about the Registrant's business operations and financial condition.

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS                                          3


ITEM 2.     DESCRIPTION OF PROPERTY                                         22


ITEM 3.     LEGAL PROCEEDINGS                                               22


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             24


                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        25


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       28


ITEM 7.     FINANCIAL STATEMENTS                                           F-1


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.                                       56


ITEM 8A.    CONTROLS AND PROCEDURES.                                        57


ITEM 8B.    OTHER INFORMATION.                                              58

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.              59


ITEM 10.    EXECUTIVE COMPENSATION.                                         62


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                     65


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  68


ITEM 13.    EXHIBITS                                                        73


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                         81

SIGNATURES                                                                  82

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

(1) Our common stock was de-listed from the OTCBB during the period from May 21, 2004 to January 26, 2005, as a result of one delinquent filing with the Commission. Our common stock was cleared for quotation on the OTCBB on January 26, 2005. As of December 31, 2005, the Company had approximately 326 holders of record of its common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

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


As discussed in Note 22, the accompanying consolidated financial statements have been restated.


Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
March 30, 2006, except for Note 22 which is as of January 5, 2007


                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                                                                         2005           2004
                                                                     -------------  ------------
                                                                       Restated
                                     ASSETS
CURRENT ASSETS:
    Cash                                                             $     225,055  $  2,266,042
    Cash - Restricted                                                    2,100,000             -
    Accounts receivable, net                                             2,043,141     3,539,387
    Other receivables                                                    6,587,357       113,000
    Prepaid expenses and other                                              99,418        51,460
    Other current assets                                                         -        30,476
                                                                     -------------  ------------
             Total Current Assets                                       11,054,971     6,000,365
                                                                     -------------  ------------


PROPERTY AND EQUIPMENT, NET                                              4,583,853     6,088,500
                                                                     -------------  ------------

LAND HELD FOR DEVELOPMENT                                               34,695,281    23,448,214
                                                                     -------------  ------------

OTHER ASSETS
     Cash - Restricted                                                  11,075,354             -
     Prepaid Sales Commissions                                           7,770,949     5,966,504
     Prepaid Sales Commissions - affiliated entity                       3,516,209     2,665,387
     Investment-Senior Notes                                             5,170,000     5,170,000
     Goodwill                                                            5,925,437    14,425,437
     Trademark                                                             975,000     1,000,000
     Other                                                               5,156,193     2,637,574
                                                                     -------------  ------------
             Total Other Assets                                         39,589,142    31,864,902
                                                                     -------------  ------------

TOTAL ASSETS                                                         $  89,923,247  $ 67,401,981
                                                                     =============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable          $   3,652,235  $ 9,605,235
     Current maturities of notes payable-related parties                 1,650,605     1,910,629
     Accounts payable and accrued expenses                               3,782,822     5,618,973
     Accrued expenses - officers                                         3,393,500     1,355,000
     Customer deposits                                                           -     2,752,535
     Other                                                                 285,443     2,332,886
     Shareholder advances                                                        -       273,312
                                                                     -------------  ------------
             Total Current Liabilities                                  12,764,605    23,848,570

Long-term debt and notes payable                                        32,288,920    20,600,062
Put liability                                                              985,000             -
Deposits on unit pre-sales                                              37,666,368    16,669,347
                                                                     -------------  ------------
             Total liabilities                                          83,704,893    61,117,979
                                                                     -------------  ------------
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


                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                       2005           2004
                                                   -------------  ------------
                                                     Restated
Revenue:
    Operating Revenues                             $   7,361,284  $  6,419,320
    Undeveloped Land Sales                            12,020,000             -
                                                   -------------  ------------
    Total Revenue                                     19,381,284     6,419,320

Cost of Operating Revenues                             5,157,524       4,192,891
Cost of Undeveloped Land Sales                         8,122,562             -
                                                   -------------  ------------
                                    13,280,086       4,192,891

Gross Margin                                           6,101,198     2,226,429

Operating Expenses:
    Depreciation and amortization                     (1,476,326)     (662,535)
    General and administrative expenses               (5,136,413)   (4,273,643)
    Goodwill impairment                                        -    (1,500,000)
                                                   -------------  ------------
                                    (6,612,739)      (6,436,178)

Loss from Operations                                    (511,541)   (4,209,749)

Interest Expense                                      (3,317,033)     (736,798)

Unrealized loss on marketable securities                       -    (2,185,278)

Minority Interest                                              -       510,348

Equity in operations of unconsolidated affiliate        (293,201)            -
                                                   -------------  ------------
Total Other Income (Expense)                          (3,610,234)   (2,411,728)
                                                   -------------  ------------

Loss before Income Taxes                              (4,121,775)   (6,621,477)

PROVISIONS FOR INCOME TAXES                               (5,004)      (12,824)
                                                   -------------  ------------

NET LOSS                                           $  (4,126,779) $ (6,634,301)
                                                   =============  ============

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                            $       (0.55) $      (0.83)
                                                   =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                               10,070,467     8,607,614
                                                   =============  ============

                See accompanying notes to financial statements.


                       AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31,

                                                                      2005           2004
                                                                  ------------  -------------
                                                                    Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $  (4,126,779)  $ (6,634,301)
     Adjustments to reconcile net loss to net cash provided
          (used) by operating activities:
             Depreciation and amortization                           1,680,336        936,874
             Interest expense                                        1,887,623        437,394
             Impairment loss                                                 -      3,685,278
             Bad debt expense                                                -         21,864
             Common stock issued for services                                -        150,555
             Loss on sale of AVR                                             -       (145,614)
             Minority interests                                              -       (510,348)
          Changes in assets and liabilities:
           (Increase) in restricted cash                           (11,075,354)              -
             Decrease (Increase) in receivables                      1,496,246       (382,125)
             (Increase) Decrease in prepaid and other assets        (7,564,683)       362,516
             (Increase) in prepaid commissions                      (2,655,267)    (8,355,410)
             (Increase) Decrease in Land held for development       (7,782,776)    (8,124,587)
             (Decrease) in shareholder advances & notes payable         71,823              -
             Increase in deposits on unit pre-sales                 20,997,022     16,669,347
             Increase in accounts payable and accrued expenses       6,468,380      2,872,777
                                                                  ------------   ------------

             Net cash provided (used) by operating activities         (603,429)       984,220
                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of AWT Assets                                      (3,185,547)       767,291
     Advances to Around The World Travel, Inc                                -     (4,789,463)
     Advances to Caribbean Media Group                                (141,400)             -
     Acquisition of fixed assets                                      (175,689)    (3,511,881)
     Investment in Reedy Creek Acquisition Corp                       (901,705)             -
     Sale of AVR                                                             -        800,000
     Restricted cash                                                (2,100,000)             -
                                                                  ------------   ------------

             Net cash from investing activities                     (6,504,341)    (6,734,053)
                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt                                                (7,308,532)      (316,218)
     Proceeds from notes payable                                    13,077,537      8,860,943
     Payments of notes payable - related parties                      (943,947)      (818,508)
     Proceeds of notes payable - related parties                       241,725        312,377
     Payments on advances                                                    -       (757,571)
                                                                  ------------   ------------

             Net cash from financing activities                      5,066,783      7,281,023
                                                                  ------------   ------------

             Net decrease in cash                                   (2,040,987)     1,531,190

CASH AT BEGINNING PERIOD                                             2,266,042        734,852
                                                                  ------------   ------------

CASH AT END OF PERIOD                                             $    255,055   $  2,266,042
                                                                  ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                       $  1,010,308   $  1,052,308
                                                                  ============   ============
     Cash paid for income taxes                                   $          -   $          -
                                                                  ============   ============

NON-CASH TRANSACTION
     Issuance of Series B preferred stock for assets              $          -   $     62,640
                                                                  ============   ============
     Issuance of Series E preferred stock for investment
       in debt and equity securities                              $          -   $  2,410,100
                                                                  =============  ============


    Stock and warrants issued in connection with acquisition      $    416,923   $          -
                                                                  ============   ============
     Exchange of 1913 Mercedes-Benz for debt to an
       affiliated entity                                          $          -   $    500,000
                                                                  ============   ============
     Issuance of warrants to acquire common stock for
       debt issuance costs                                        $  3,837,696   $  2,597,998
                                                                  ============   ============
     Issuance of Series A preferred stock for debt to an
       affiliated entity                                          $          -   $  1,200,000
                                                                  ============   ============
     Purchase of minority interest of TDS in exchange for
       notes payable of $2,062,206, put liability
       of $985,000, common stock valued at $183,210
       and warrants valued at $233,713                            $  3,464,129   $          -
                                                                  ============   ============

                See accompanying notes to financial statements.


                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Years Ended December 31,

                                                                                      Additional    Retained       Total
                                        Preferred Stock           Common Stock          Paid-in     Retained   Stockholders'
                                       Shares       Amount      Shares      Amount      Capital      Deficit      Equity
                                      --------    ---------   ---------   ---------  ----------- ------------  -------------

 Balance-December 31, 2003             882,500     $  8,825   7,488,983    $  7,489  $ 6,166,488 $ (2,738,340)  $3,444,462

Issuance of common stock for
  acquisition of senior
  secured notes                             -             -     340,000         340      169,660            -      170,000

Issuance of common stock for debt
  issue costs                               -             -     600,000         600      329,400            -      330,000

Issuance of common stock for debt
  issue costs                               -             -   1,450,000       1,450    2,022,200            -    2,023,650

Issuance of warrants in connection
  with debt                                 -             -           -           -      244,348            -      244,348

Reclassification of Series C
  preferred stock                       27,189          272           -           -    2,718,628            -    2,718,900

Issuance of Series E preferred stock
  in exchange for preferred stock of
  Around the World Travel, Inc.         24,101           24           -           -    2,410,076            -    2,410,100

Issuance of common stock for services        -            -      98,991          99      120,456            -      120,555

Issuance of Series B preferred stock
  for assets                               325            3           -           -       62,637            -       62,640

Issuance of Series A preferred stock
  for debt to an affiliated entity     120,000        1,200           -           -    1,198,800            -    1,200,000

Issuance of Series F preferred stock
  in connection with the acquisition of
  certain assets and assumumption of
  certain liabilities of Around the
  World Travel                           1,936           19           -           -      193,629            -      193,648

Net loss                                     -            -           -           -            -   (6,634,301)  (6,634,301)
                                      --------    ---------   ---------   ---------  ----------- ------------  -----------

 Balance-December 31, 2004           1,056,051     $ 10,343   9,977,974    $  9,978  $15,636,322 $ (9,372,641)  $6,284,002

Issuance of Series F preferred stock
  in connection with the acquisition
  of certain assets and assumption of
  certain liabilities of Around the
  World Travel                          (1,936)         (19)          -           -     (193,629)           -     (193,648)

Issuance of common stock in connection
  with the exercise of warrants by an
  affiliate                                                     160,000         160                                    160

Purchase of Tierra Del Sol, Inc
  minority interest                                             197,000         197      416,726                   416,923

Issuance of warrants in connection
  with debt                                  -            -           -           -    3,837,696            -    3,837,696

Net loss                                     -            -           -           -            -   (4,126,779)  (4,126,779)
                                      --------    ---------   ---------   ---------  ----------- ------------  -----------

 Balance-December 31, 2005           1,054,115     $ 10,324  10,334,974    $ 10,335  $19,697,115 $(13,499,420)  $6,218,354


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

MARKETABLE EQUITY SECURITIES AND OTHER INVESTMENTS


AMLH holds various minority equity investments in companies that meet AMLH's investment criteria. AMLH applies the equity method of accounting for minority investments when AMLH has the ability to exert significant influence over the operating and financial policies of an investment. In the absence of such ability, AMLH accounts for these minority investments under the cost method. Certain investments carry restrictions on immediate disposition. Declines in value that are judged to be other than temporary are reported in other income and expense. During the year ended December 31, 2004, AMLH recorded an unrealized loss on its investment in preferred stock of Around the World Travel, Inc. of $2,185,278.


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


Construction and development costs include all expenditures incurred in readying certain construction and development related assets of the Company for their intended use. These expenditures consist of direct costs such as land, financing costs & interest, legal fees, consulting fees, surveying, engineering and architects, contractors, real estate taxes, permits, licenses and fees, insurance, photos, copies, printing, general and administrative and sales and marketing costs.


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

The Company defers costs directly relating to the acquisition of new properties and resort businesses that, in management's judgment, have a high probability of closing. If the acquisition is abandoned, any deferred costs are expensed immediately. These costs are capitalized as land held for development upon closing

INTANGIBLES WITH FINITE LIVES

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


Managed Assets - TraveLeaders

Through one of our wholly owned subsidiaries, American Leisure Equities Corporation("ALEC") we acquired the trade name of TraveLeaders, as well as substantially all of the assets and certain other liabilities of the TraveLeaders operations, on December 31, 2004 from Around the World Travel ("AWT").

Concurrent with this acquisition, ALEC entered into a management agreement with AWT, whereby AWT manages the TraveLeaders franchise and employs the personnel necessary to operate the TraveLeaders retail locations. The risk of loss from this operation is borne by AWT, as all agreements and licenses are in its name. AWT is paid a management fee of 10% of earnings before interest, taxes, and depreciation and amortization.


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

The parties subsequently entered to a First Amendment to Asset Purchase Agreement dated as of March 31, 2005 (the "First Amendment"), pursuant to which the parties agreed to modify certain of the provisions of the Original Purchase Agreement. Under the terms of the Amended Purchase Agreement, the purchase price for the AWT assets was to be $17,500,000, which amount was stated as $17,500,000 to be paid as follows:

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

On December 31, 2005, the Company through its subsidiary Tierra Del Sol, Inc. ("TDS") acquired the minority interest held by Harborage Leasing Corporation in TDS for $3,464,129 consisting of a note payable of $1,432,046 which is due on July 1, 2006, and 197,000 shares of American Leisure common stock shares valued at market price on the date of the transaction or $183,210 and 300,000 warrants with an exercise price at $5.00 per share valued at $233,713 using the Black-Scholes option pricing model with the following assumptions: Risk free rate of 1.5%; volatility of 157% and no dividends, two 3 bedroom condominium to be built in Phase II of the Orlando Resort valued at $630,160. Furthermore, subsequent to January 2007, Harborage Leasing Corporation can sell the American Leisure shares to American Leisure for $985,000, which is recorded as a put liability in the accompanying financial statements. The put option is void if AMLH's stock price is greater than $5.00 per share for 30 consecutive days in 2007. The Company accounted for this acquisition using the purchase method of accounting and allocated the purchase price to the land held for development. Full ownership gives the Company the ability to recognize all of the profits on the development of the Orlando Resort property. Amercian Leisure has agreed to provide its executive officers a bonus of up to 19% of the profits, if any, of TDS.

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



NOTE 8 - INVESTMENT IN SENIOR SECURED NOTES AND CONTINGENT LIABILITY

During 2004, AMLH acquired senior secured notes receivable paper (the "Notes") for 340,000 shares of AMLH stock and the assumption of a non-recourse note payable to CNG Hotels (CNG Note) for $5,000,000. The Notes are secured by substantially all of the assets of Around the World Travel ("AWT"), the maker. The purpose of the Company's acquisition of the Notes was to allow AMLH to get in a senior secured position in AWT at the time AMLH was evaluating purchase of the assets of AWT.

The approximately $24,000,000 balance of the Notes includes unpaid interest of approximately $6,000,000. The Notes are in default and no interest is being accrued by AMLH relating to these Notes. The Company's projection of discounted future cash flows from the Notes at the time of purchase exceeded the $5,170,000 carrying value, based primarily on the net realizable value of the collateral assets.



Repayment of the $5,000,0000 CNG Note is contingent, and equal to, the proceeds received by the Company on the investment in the Notes. The Company's obligation will not exceed $5,000,000 under this contingency, even in the event proceeds from the investment in the note receivable exceed that amount.



In December 2004, the Company acquired substantially all of the assets of AWT (See Note 4). In spite of this acquisition, AWT continued operations in the travel and travel related businesses. Accordingly, management determined that the expected discounted future cash flow from the investment in the Notes that the Company can reasonably expect is greater than carrying value and no impairment will be recorded at December 31, 2005 and 2004, respectively.




NOTE 9 - OTHER ASSETS

Other assets include the following at December 31, 2005 and 2004:

                                       2005                  2004
                                  ------------          ------------
Deferred financing costs          $  4,192,988          $  2,131,763
Deposits and other                      61,500               505,811
Investment in Reedy Creek              901,705                     -
                                  ------------          ------------
                                  $  5,156,193          $  2,637,574
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


NOTE 10 - INVESTMENTS

In January 2005, American Leisure acquired its interest in Caribbean Media Group, Ltd., ("CMG") which provides call center, contact center and media services in Antigua. As of December 31, 2005, American Leisure owned approximately 49% of the total outstanding shares. American Leisure is accounting for its investment under the equity method of accounting as American Leisure has significant influence but not control, over the financing and operating activities of CMG. For the year ended December 31, 2005, the Company recognized a net loss in the equity of an unconsolidated affiliate, CMG, of

$293,201.

Summarized financial information of CMG is as follows:

                                                    December 31,
                                               2005               2004
                                           ------------        ------------
        Current assets                     $    341,737        $          -
        Non-current assets                       90,682                   -
        Current liabilities                     830,789                   -
        Non-current liabilities                       -                   -

                                               Year ended December 31,
                                                 2005              2004
                                           ------------        ------------
        Revenue                            $     948,392       $          -
        Gross Margin                             231,829                  -
        Net loss                                 598,369                  -
        American Leisure's equity in net
        loss                                     293,201                  -



In November 2003, the Company entered into an agreement with Mr. Frederick Pauzar (who became American Leisure's COO and Director in September 2005) to sell their ownership interests in the stock of American Vacation Resorts Inc. ("AVR") for $1,500,000. In April 2004, the sale was completed and the Company recorded a reduction of $800,000 of debt due to Arvimex and a profit of $145,614.


NOTE 11 - LONG-TERM DEBT AND NOTES PAYABLE

Below is a summary of long-term debt and notes payable as of December 31, 2005 and 2004:


                                                      Maturity      Interest       Principal Outstanding
                               Collateral               Date          Rate          2005          2004
                              ----------                ----          ----       ----------    ---------

Third party entity            Unsecured                Demand         10%        $  30,000    $       -
Financial institution         Personal guarantees     12/2003          8%          250,000      250,000
Financial institution         Assets, personal
                              guarantees               8/2004        8.75%               -        1,454
Third party individual        1st lien 13.5
                              commercial acres,
                              guarantees              10/2004         12%                -    1,300,000
Financial institution         Assets of the
                              Company                 11/2004         12%                -        9,528
Third party entities          Equipment                3/2005         18%            9,029       28,097
Third party individual        3rd lien 163 acres
                              of undeveloped land      3/2005         12%                -    1,862,250
Financial institution         1st lien 163 acres
                              of undeveloped land,
                              guarantees               4/2005         12%                -    6,000,000
Credit line                   Assets, personal
                              guarantees               1/2006        8.75%          51,000            -
Third party entity            Unsecured                7/2006         12%        2,062,206            -
Financial institution         Lien on property,
                              assets and common
                              stock and guarantees     9/2006         8%         1,250,000 *  1,250,000
Financial institution         Lien on property,
                              assets and common
                              stock and guarantees     4/2007         8%         3,000,000 *  3,000,000
Financial institution         1st lien 122 acres
                              of undeveloped land,
                              guarantees               6/2007        12%        10,250,376            -
Financial institution         Lien on property,
                              assets and common
                              stock and guarantees     6/2007         8%         1,355,000 *  1,255,000
Financial institution         Lien on property,
                              assets and common
                              stock and guarantees     6/2007         8%           289,000 *          -


Financial institution         Lien on property,
                              assets and common
                              stock and guarantees    12/2007         8%         2,100,000 *          -
Financial institution         Lien on property,
                              assets and common
                              stock and guarantees    12/2008         6%         6,000,000 *  6,140,964
Third party entity            Certain assets           2/2009         5%         5,000,000    5,000,000
Third party entity            Vehicle                  3/2010        9.39%          30,942       38,955
Third party entity            Common stock of AWT      4/2011         4%                 -    1,698,340
Third party entity            Common stock of AWT      4/2011         4%         3,893,915            -
Financial institution         Assets, personal
                              guarantees               5/2033         4%           369,687      375,900
                                                                                ----------   ----------
                                                                                35,941,155   28,210,488
Less: current portion                                                           (3,652,235)  (9,605,235)
                                                                                ----------   ----------
Long-term debt                                                                  $32,288,920  $18,605,253
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


Conversion is at a fixed amount of 10 for 1. Upon any conversion, the holder, by converting, waives his right to the payment of cash for such accrued but unpaid dividends. In lieu of a cash dividend the holder shall receive such number of shares of common stock equal to (A) the amount of accrued but unpaid dividends on such Preferred Stock surrendered for conversion by such holder, divided by
(B)  the  market  value  of  common  stock  on  the  conversion  date.


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


Conversion is not less than 20 for 1 nor more than 12.5 for 1 based on the market price. Conversion is calculated by dividing the liquidation value by the market price but such conversion shall not be greater than 20 shares of common stock for 1 preferred share or not lower than 12.5 shares of common stock for 1 preferred share. The maximum shares (20 to 1) will be issued when the market price of common stock is $5 or below $5 and the minimum conversion (12.5 to 1) will be when the market price of common stock is $8 or above $8. Upon any conversion, the holder, by converting, waives his right to the payment of cash for such accrued but unpaid dividends. In lieu of a cash dividend the holder shall receive such number of shares of common stock equal to (A) the amount of accrued but unpaid dividends on such Preferred Stock surrendered for conversion by such holder, divided by (B) the market value of common stock on the conversion date.


Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.

Series C are redeemable at American Leisure's option after 5 years if not converted by the holder. The conversion period expires 5 years from the date of issue. The redemption amount per share will equal the liquidation value plus accrued but unpaid dividends.


Conversion is not less than 20 for 1 nor more than 12.5 for 1 based on the market price. Conversion is calculated by dividing the liquidation value by the market price but such conversion shall not be greater than 20 shares of common stock for 1 preferred share or not lower than 12.5 shares of common stock for 1 preferred share. The maximum shares will be issued when the market price of common stock is $5 or below and the minimum conversion will be when the market price of common stock is $8 or higher. Upon any conversion, the holder, by converting, waives his right to the payment of cash for such accrued but unpaid dividends. In lieu of a cash dividend the holder shall receive such number of shares of common stock equal to (A) the amount of accrued but unpaid dividends on such Preferred Stock surrendered for conversion by such holder, divided by
(B)  the  market  value  of  common  stock  on  the  conversion  date.


Series E are redeemable at American Leisure's option after 5 years if not converted by the holder. The conversion period expires 5 years from the date of issue. The redemption amount per share will equal the liquidation value plus accrued but unpaid dividends.


Conversion is at a maximum of 6.66 for 1 or if the market price is above $15.00 then the conversion is $100 divided by the market price at the date of conversion, for example $100/$20 or 5 common shares for 1 preferred share. Upon any conversion, the holder, by converting, waives his right to the payment of cash for such accrued but unpaid dividends. In lieu of a cash dividend the holder shall receive such number of shares of common stock equal to (A) the amount of accrued but unpaid dividends on such Preferred Stock surrendered for conversion by such holder, divided by (B) the market value of common stock on the conversion date.


Series E have voting rights equal to 6.66 common shares to 1 Series E preferred share.

Series F issuance was retracted.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.

American Leisure has not declared dividends as of December 31, 2005, however cumulative and unpaid dividends are as follows:

             December 31, 2005          December 31, 2004
             -----------------          -----------------
Series A     $       5,094,049          $       3,894,049
Series B               140,852                    106,952
Series C               304,219                    195,463
Series E               261,824                    165,075
             $       5,800,944          $       4,361,540


American Leisure would be required to issue up to 10,760,793 shares of common stock if all preferred shares were converted at their most favorable conversion terms.


WARRANTS


In 2005, American Leisure issued 4,354,032 warrants of which 3,854,032 were issued in connection with loan guarantees and financing, 200,000 were issued to directors and 300,000 were issued for the acquisition of the minority interest in Tierra Del Sol, Inc.



In 2004, American Leisure issued 2,228,064 warrants of which 876,879 were issued in connection with loan guarantees and financing, 525,000 were issued to directors and officers and 310,000 were issued to third parties.



During 2003, American Leisure issued 200,000 warrants to third parties.



Warrants for Loan Guarantees and Financing Costs



During 2005, American Leisure issued 3,854,032 warrants valued at $3,837,696. The warrants were issued in connection with loan guarantees and in connection with obtaining additional financing and recorded as deferred financing costs. These warrants are exercisable from $0.001 to $5 and have terms ranging from 3 to 5 years. The estimated fair value of the warrants was valued using the black-scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility of 195%, risk-free interest rate of 1.5% and expected lives of 36 to 60 months.



Mr. Wright has personally guaranteed the Company's indebtedness of $6,000,000 to Stanford. In July 2005, the Company authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $1.02 per share and in December 2005, the Company authorized the issuance of warrants to Mr. Wright to purchase 2,008,500 shares of our common stock at an exercise price of $1.02 per share. The Company is under a continuing obligation to issue warrants at $1.02 to Messrs. Chiles and Wright for guarantees they may be required to give on the Company's behalf going forward. The warrants were valued using the Black-Scholes option pricing model and recorded as deferred financing costs.



During 2004, American Leisure issued 2,228,064 warrants valued at $1,461,794. The warrants were issued in connection with loan guarantees and in connection with obtaining additional financing and recorded as deferred financing costs. These warrants are exercisable from $.001 to $5 and have terms ranging from 3 to 5 years. The estimated fair value of the warrants was valued using the black-scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility of 158%, risk-free interest rate of 1.5% and expected lives of 36 to 60 months.



In March 2004, the Company issued warrants to Bill Chiles, a director of the Company, to purchase 168,672 shares of the Company's common stock at an exercise price of $2.96 per share of common stock which were subsequently revised to an exercise price of $1.02 as consideration for personal loan guarantees to Stanford. Also, in May 2004, the Company issued warrants to Malcolm Wright, a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer, to purchase 347,860 shares of the Company's common stock at an exercise price of $1.02 per share of common stock. The Company issued the warrants to Messrs. Chiles and Wright as consideration for their personal guarantees of the Company's debt and pledges of their shares of the Company's stock to Stanford as part of the security for the financing that Stanford provided to the Company.



During 2003, American Leisure issued 200,000 warrants valued at $44,600. The warrants were issued in connection with loan guarantees and in connection with obtaining additional financing and recorded as deferred financing costs. These warrants are exercisable at $1.02 and have terms of 5 years. The estimated fair value of the warrants was valued using the black-scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility of 158%, risk-free interest rate of 1.5% and expected lives of 60 months.



Warrants for Director Services

During 2005, American Leisure issued 200,000 warrants valued at $144,057. The warrants were issued to members of the board of directors. These warrants are exercisable from $1.02 and have terms of 3 years. The estimated fair value of the warrants was valued using the black-scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility of 158%, risk-free interest rate of 1.5% and expected lives of 36 months.

Warrants Issued for Minority Interest


Also, during 2005, American Leisure issued 300,000 warrants valued at $233,713. The warrants were issued in connection with the acquisition of minority interest in Tierra Del Sol, Inc. The warrants are exercisable at $5 and have term of 5 years. The estimated fair value of the warrants was valued using the black-scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility of 158%, risk-free interest rate of 1.5% and an expected life of 60 months.



At December 31, 2005, there are 6,782,096 warrants outstanding with exercise prices ranging from $0.001 to $5.00 that expire between 2008 and 2010.



Registration Rights Agreement

In December 2005, in connection with the issuance of 693,000 warrants issued in connection with a financing, we entered into a registration rights agreement. We agreed to file with the Securities and Exchange Commission, within 180 days from the date of notice, a registration statement on Form S-1 or SB-2.



The Company is required to maintain effectiveness until all shares can be issued and outstanding, sold or can be sold under Rule 144.



In the event of default, no registration statement is declared effective or becomes not effective, the Company will pay liquidating damages equal to 10% of the original warrants issued per quarter. The Company believes this liquidating damages charge can apply to a maximum of 2 quarters. The liquidating damages will not result in any cash payments to the holders of the warrants.



As of December 31, 2005 and the date of this filing, the Company has not received notice from the holders of the warrants to file a registration statement.



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

Management and License Agreement


AWT and American Leisure entered into a one year management and license agreement, under which AWT is entitled to use the TraveLeaders brand name in the operation of there travel business. AWT is to supervise, direct and control the management and operation of the business. AWT will a) recruit, employ, supervise, direct and discharge the employees of the business, b) establish prices, rates and charges for services provided by the business, c) establish and revise administrative policies and procedures for the control of revenue and expenditures, d) make payments on accounts payable and handle collections of accounts receivable, e) arrange for and supervise public relations and advertising, f) prepare and deliver interim accountings, annual accounting and such other information at reasonable times and g) obtain and keep in full force all licenses and permits. The management agreement expires on December 31, 2006. American Leisure pays AWT 10% of earnings before interest, depreciation and taxes. The management agreement is cancelable by both parties with 30 days notice.

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

Travel Unit ("Travel") provides travel related services.

For the year ending December 31, 2005:


In (000's)         Real Estate   Call Center     Travel     Other       Elim.       Consol.
                   -----------   -----------     ------     -----       -----       ------
Revenues:
  Services         $     1,851  $          -   $   7,074   $       -   $   1,564) $    7,361
  Undeveloped land $    12,020  $          -   $       -   $       -   $       -  $   12,020
Segment income
  (loss)           $    (1,929) $     (1,051)  $    (466)  $       -   $    (681) $   (4,127)
Total Assets       $    94,150  $      2,898   $  12,366   $       -   $ (19,490) $   89,923
2005 Capital
  expenditures     $         5  $          0   $     171   $       -   $       -  $      176
Depreciation       $       720  $        649   $     312   $       -   $       -  $    1,680


For  the  year  ending  December  31,  2004:

In (000's)         Real Estate    Call Center     Travel      Other      Elim.      Consol.
                   -----------   ------------    --------    -------    -------     ------
Revenue            $       753  $           -  $    6,169  $       -   $    (503) $    6,419
Segment income

  (loss)           $    (2,161) $         (16) $   (2,581) $   (1,168) $  (1,876) $   (6,634)
Total Assets       $    59,225  $       3,284  $   19,353  $        -  $ (14,460) $   67,402
Capital
expenditures       $     3,512  $           -  $      288  $        -  $       -  $    3,800
Depreciation       $       717  $           -  $      220  $        -  $       -  $      937


The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on our net loss.


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



NOTE 22 - Reclassifications and Restatements

The Company has restated and reclassified certain amounts in our December 31, 2005 consolidated financial statements. We have reclassified amounts related to how we recognize revenues and cost of revenues on the sales of our undeveloped land. The Company is now showing undeveloped land sales and the corresponding cost of undeveloped land separately. We also reclassified amounts related to restricted cash received from deposits on future resort property sales as long-term and reclassified certain long-term debt in current maturities. We also reclassified direct land costs to costs of undeveloped land sales from general and administrative costs. The restatement for the year ended December 31, 2005 is as follows:




                                                   As
                                               originally                          As
                                                  filed          Adjustment     restated

Balance Sheet:

Current Assets:
  Cash - restricted                            $  13,175,354   $(11,075,354)  $ 2,100,000
    Total current assets                          22,130,325    (11,075,354)   11,054,971

Other Assets
  Cash - restricted                                        -     11,075,354    11,075,354
    Total other assets                            28,513,788     11,075,354    39,589,142

Current Liabilities:
  Current maturities of long
   -term debt and notes payable                $   1,790,808   $  1,861,427   $ 3,652,235
  Current maturities of notes
   payable-related parties                         1,268,101        382,504     1,650,605
    Total current liabilities                     10,520,674      2,243,931    12,764,605

Long-term debt and notes payable                  34,532,851     (2,243,931)   32,288,920

Statements of Operations:

Cost of operating revenues                                 -     (5,157,524)   (5,157,524)
Cost of undeveloped land sales                     8,122,562              -     8,122,562
                                              --------------                 ------------

Gross margin                                      10,089,927                    6,101,198

Operating expenses:
  Depreciation and amortization                   (1,680,336)       204,010    (1,476,326)
  General and administrative                     (10,089,927)     4,953,514    (5,136,413)
                                              --------------                  -----------

Loss from operations                                (511,541)                    (511,541)

Statements of Cash Flows:

Cash flows from operating activities:
  Changes in assets and liabilities:


    (Increase) decrease in land held
      for development                                      -     (7,782,776)   (7,782,776)
    Net cash provided (used) by
      operating activities                         7,179,347     (7,782,776)     (603,429)

Cash flows from investing activities:
  Capitalization of real estate costs             (7,782,776)     7,782,776             -
    Net cash from investing activities           (14,287,117)     7,782,776    (6,504,341)




NOTE 23 - SUBSEQUENT EVENTS

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 30, 2006, with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:


                                                                                                               TOTAL
                                             PREFERRED                                TOTAL                PERCENTAGE OF
                          COMMON           STOCK VOTING                              VOTING                  BENEFICIAL
                          STOCK   (1)         RIGHTS     (1)      WARRANTS (1)       SHARES  (1)           VOTING SHARES  (1)
                        ---------           ----------            --------          ----------             --------------

Roger Maddock           2,447,616 (2)      5,050,000     (3)      513,000  (4)      8,010,616 (2)(3)(4)        50.9%      (5)

Malcolm J. Wright       1,592,981 (6)      4,000,000     (7)    2,923,711  (8)      8,516,692 (6)(7)(8)        49.8%      (9)

Stanford Venture
Capital Holdings, Inc.    845,733 (10)             -              708,000  (11)     1,553,733 (10)(11)         13.6%      (12)

Stanford International
Bank Limited            2,085,500 (13)       500,000     (14)     385,000  (15)     2,970,500 (13)(14)(15)     28.1%      (16)

L William Chiles          850,000                  -              412,344  (17)     1,262,344 (17)             11.9%      (18)

James Leaderer             10,000                  -                                   10,000                   0.1%      (19)

Frederick Pauzar                -                  -               50,000  (20)        50,000 (20)              0.5%      (21)

Michael Crosbie                 -                  -               50,000  (22)        50,000 (22)              0.5%      (23)

(All officers and
Directors               2,452,981          4,000,000     (7)    3,436,055  (8)(17)  9,889,036 (6)(7)(8)        56.1%      (24)
five persons)                                                             (20)(22)           (17)(20)(22)


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


(35) Filed as Exhibits to the Company's Report on Form 10-KSB, which was filed with the SEC on March 31, 2006, and incorporated herein by reference.



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

                        AMERICAN LEISURE HOLDINGS, INC.

                        By:  /s/ Malcolm J. Wright
                             --------------------------
                        Name:  Malcolm J. Wright
                        Title: Chief Executive Officer and
                               Director
                        Date:  March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                           DATE
     ---------                         -----                           ----

/s/ Malcolm J. Wright         Chief Financial Officer,            March 16, 2007
----------------------        Chief Executive Officer, and
Malcolm J. Wright             Chairman of the Board of Directors


/s/ Frederick Pauzar          President, Chief Operating Officer, March 16, 2007
----------------------        and Director
Frederick Pauzar


/s/ L. William Chiles         Director                            March 16, 2007
----------------------
L. William Chiles