Form 10QSB/A
period 2006-06-30
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-03-19
CIK 1124197

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

As of August 18, 2006, 10,642,974 shares of Common Stock of the issuer were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].


The Registrant is filing this Amended Report on Form 10-QSB, to amend its June 30, 2006, unaudited financial statements ("Statements") as filed in its Quarterly Report on Form 10-QSB, for the fiscal quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 21, 2006, to reclassify certain amounts in the 2005 financial statements to conform to the 2006 financial statement presentation. The Company recorded in revenue in 2005 the net gain on the sale of undeveloped land. The Company is now showing undeveloped land sales gross and the corresponding cost of undeveloped land seperately. The Company is also recording the direct costs of travel services and reducing operating expenses. The Company has restated the three and six months ended June 30, 2006 and 2005. There is no change to the net loss for the three and six months ended June 30, 2006 and 2005, respectively. The Company is also showing the sale of its subsidiary as discontinued operations.



Other than the items mentioned above, this Amended Report on Form 10-QSB remains substantially similar to the Form 10-QSB filed with the Securities and Exchange Commission on August 21, 2006, and investors should review the Registrant's more recent periodic and current report filings to obtain current information about the Registrant's business operations and financial condition.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES



                           AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                              AS OF JUNE 30, 2006 AND DECEMBER 31, 2005


                                                                            JUNE 30,     DECEMBER 31,
                                                                              2006           2005
                                                                         -------------  -------------
                                                                           UNAUDITED

ASSETS
CURRENT ASSETS:
    Cash                                                                 $   3,641,725  $     225,055
    Cash - restricted                                                       19,254,793     13,175,354
    Accounts receivable, net                                                   822,827      2,043,141
    Other receivable                                                         7,199,711      6,587,357
    Prepaid expenses and other                                                 119,387         99,418
                                                                         -------------  -------------
             Total Current Assets                                           31,038,443     22,130,325
                                                                         -------------  -------------


PROPERTY AND EQUIPMENT, NET                                                  1,595,774      4,583,853
                                                                         -------------  -------------

LAND HELD FOR DEVELOPMENT                                                   50,480,540     34,695,281
                                                                         -------------  -------------

OTHER ASSETS
     Prepaid sales commissions                                               8,776,125      7,770,949
     Prepaid sales commissions - affiliated entity                           3,354,823      3,516,209
     Investment-senior notes                                                 5,170,000      5,170,000
     Goodwill                                                                5,925,437      5,925,437
     Trademark                                                                 962,500        975,000
     Other                                                                   3,131,422      5,156,193
                                                                         -------------  -------------
             Total Other Assets                                             27,320,307     28,513,788
                                                                         -------------  -------------

TOTAL ASSETS                                                             $ 110,435,064  $  89,923,247
                                                                         =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable              $  16,870,617  $   1,790,808
     Current maturities of notes payable-related parties                     4,455,159      1,268,101
     Accounts payable and accrued expenses                                   3,058,521      3,782,822
     Accrued expenses - officers                                             2,370,500      3,393,500
     Other                                                                     639,960        285,443
                                                                         -------------  -------------
             Total Current Liabilities                                      27,394,757     10,520,674

Long-term debt and notes payable                                            34,478,693     34,532,851
Put liability                                                                  985,000        985,000
Deposits on unit pre-sales                                                  38,892,397     37,666,368
                                                                         -------------  -------------
             Total liabilities                                             101,750,847     83,704,893
                                                                         -------------  -------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
      June 30, 2006 and December 31, 2005                                       10,000         10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
      June 30, 2006 and December 31, 2005                                           28             28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
      June 30, 2006 and December 31, 2005                                          272            272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at June 30, 2006
       and December 31, 2005                                                        24             24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       0 and 0 Series "F" shares issued and outstanding at
      June 30, 2006 and December 31, 2005                                            -              -

     Common stock, $.001 par value; 100,000,000 shares authorized;
       10,642,974 shares issued and outstanding at  June 30, 2006 and
       10,334,974 shares issued and outstanding at  December 31, 2005           10,643         10,335

     Additional paid-in capital                                             20,173,900     19,697,115

     Accumulated deficit                                                   (11,510,650)   (13,499,420)
                                                                         -------------  -------------
             Total Stockholders' Equity                                      8,684,217      6,218,354
                                                                         -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 110,435,064  $  89,923,247
                                                                         =============  =============

                                See accompanying notes to financial statements.


                                    AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                   THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005



                                                SIX MONTHS ENDED  SIX MONTHS ENDED  THREE MONTHS ENDED  THREE MONTHS ENDED
                                                  JUNE 30, 2006     JUNE 30, 2005      JUNE 30, 2006       JUNE 30, 2005
                                                   ------------      ------------       ------------        ------------
                                                    UNAUDITED          UNAUDITED          UNAUDITED          UNAUDITED
                                                     Restated           Restated          Restated            Restated
Revenue
    Operating Revenues                             $  3,506,489      $  3,531,236      $   1,844,194        $  1,823,246
    Undeveloped Land Sales                           13,129,246         4,352,672                  -                   -
                                                   ------------      ------------       ------------        ------------

Total Revenue                                        16,635,735         7,883,908          1,844,194           1,823,246

Cost of Travel Revenues                              (2,499,956)       (2,568,007)        (1,286,550)         (1,117,790)
Cost of Undeveloped Land Sales                       (9,796,634)       (3,384,988)                 -                   -
                                                   ------------      ------------       ------------        ------------

Gross Margin                                          4,339,145         1,930,913            557,644             705,456

Operating Expenses:
    Depreciation and amortization                      (414,476)         (416,044)          (208,020)           (228,653)
    General and administrative expenses              (2,162,057)       (2,132,933)        (1,095,337)         (1,114,475)
                                                   ------------      ------------       ------------        ------------

Income (Loss) from Continuing Operations              1,762,612          (618,064)          (745,713)           (637,672)

Interest Expense                                     (2,517,382)         (736,845)        (1,277,234)           (343,526)
                                                    -----------      ------------       ------------        -----------
Income (Loss) from Continuing Operations
  before Income Taxes                                  (754,770)       (1,354,909)        (2,022,947)           (981,198)

PROVISIONS FOR INCOME TAXES                              (1,399)                -                  -                   -
                                                   ------------      ------------       ------------        ------------

NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                           (756,169)       (1,354,909)        (2,022,947)           (981,198)

GAIN (LOSS) FROM CONTINUING OPERATIONS
  (INCLUDING GAIN ON DISPOSAL OF $2,998,082,
   $0, $2,998,082 AND $0)                             2,744,938          (588,936)         2,869,189            (354,518)
                                                   ------------      ------------       ------------        ------------

NET INCOME (LOSS)                                  $  1,988,769      $ (1,943,845)      $    846,242        $ (1,335,716)
                                                   ============      ============       ============        ============

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                            $      0.12        $     (0.26)       $      0.05        $      (0.17)
                                                   ============      ============       ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             10,631,814         10,001,841         10,642,974          10,025,447
                                                   ============      ============       ============        ============



                                 See accompanying notes to financial statements.


                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                          SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                            JUNE 30, 2006    JUNE 30, 2005
                                                                            -------------    ------------
                                                                              UNAUDITED        UNAUDITED
                                                                               Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $  1,988,769      $(1,943,845)
     Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
             Depreciation and amortization                                       834,075          813,927
             Non-cash interest expense                                         1,477,348          736,845
             Non-cash warrant compensation                                       110,253                -
          Gain on sale of subsidiary                                          (2,988,082)               -
          Changes in assets and liabilities:
             Decrease in accounts receivable and other receivables             1,220,314        2,777,175
             Decrease (increase) in prepaid expenses and other                  (136,586)       1,435,342
             Increase in prepaid sales commissions                              (843,790)      (2,377,321)
            (Increase) decrease in land held for development                    (785,259)      (5,238,206)
             Increase in shareholder advances and notes payable                        -          141,635
             Increase in deposits on unit pre-sales                            1,226,029       11,971,662
             Decrease in customer deposits                                             -       (2,752,535)
             (Decrease) increase in accounts payable and accrued expenses        920,392       (5,015,865)
                                                                            ------------     ------------

             Net cash provided by operating activities                         3,023,463          548,814
                                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets                                                 (90,371)         (77,576)
     Acquisition of AWT assets                                                         -       10,602,635
     Increase in restricted cash                                              (6,079,439)               -
                                                                            ------------     ------------

             Net cash provided by (used in) investing activities              (6,169,809)      10,525,059
                                                                            ------------     ------------



CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt                                                            (731,371)      (6,114,651)
     Proceeds from notes payable                                               7,294,080                -
     Proceeds from exercise of warrants                                              308                -
     Payments of notes payable - related parties                                       -         (717,969)
                                                                            ------------     ------------

             Net cash provided (used) by financing activities                  6,563,017       (6,832,620)
                                                                            ------------     ------------

             Net increase in cash                                              3,416,670        4,241,253

CASH AT BEGINNING PERIOD                                                         225,055        2,266,042
                                                                            ------------     ------------

CASH AT END OF PERIOD                                                       $  3,641,725     $  6,507,295
                                                                            ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                 $    451,453     $    696,065
                                                                            ============     ============
     Cash paid for income taxes                                             $          -     $          -
                                                                            ============     ============

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
     Purchase of land held for development for notes payable                $ 15,000,000     $          -
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


Effective June 30, 2006, we sold our subsidiary Caribbean Leisure Marketing Ltd. ("CLM"), CLM owns a 49% interest in Caribbean Media Group, Inc. (call center operations), to Stanford International Bank, Ltd. ("SIBL") in exchange for promissory notes in the amounts of $1,250,000 and $2,100,000 and $2,313,175 of fees and accrued interest. The sale resulted in a gain of $2,988,082. We also issued 355,000 warrants at an exercise price of $10.00 expiring on April 30, 2008. This was recorded as discontinued operations.


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


In (000's)     Real Estate      Travel    Elim.    Consol.
               ------------    -------  --------  --------

Revenue        $     14,269    $ 3,267  $  (900)  $ 16,636
Segment
income
(loss)         $      2,444    $   493  $(1,174)  $  1,763
Total Assets   $    105,644    $12,024  $(7,233)  $110,435
Capital
expenditures   $          -    $    90  $     -   $     90
Depreciation   $        361    $   148  $   325   $    834

For  the  six  months  ending  June  30,  2005:



In (000's)      Real Estate      Travel     Elim.      Consol.
               -------------    --------  ---------   --------

Revenue        $      5,486     $ 2,613   $    (215)  $  7,884
Segment
income
(loss)         $       (954)    $  (726)  $     325   $ (1,944)
Total Assets   $     83,159     $15,584   $  (8,820)  $ 89,923
Capital
expenditures   $         22     $    56   $       -   $     78
Depreciation   $        374     $   115   $     325   $    814

NOTE I - DISCONTINUED OPERATIONS


Effective June 30, 2006, we sold our subsidiary, Caribbean Leisure Marketing Limited ("CLM"), to Stanford International Bank Limited ("SIBL") under a stock purchase agreement. SIBL was expanding their call center business in the Caribbean and CLM would provide them with both synergies and effective economies of scale (in terms of operations and sales force) for expansion into other markets. In connection with the agreement, SIBL exchanged the following debts which we owed to SIBL: a $1,250,000 promissory note and accrued interest thereon through June 30, 2006; a $2,100,000 promissory note and accrued interest thereon through June 30, 2006; all accrued and unpaid interest on our $6,000,000 note with SIBL as of June 30, 2006; all accrued and unpaid interest on our $3,000,000 promissory note payable to SIBL as of June 30, 2006; $220,652 of the $331,178 of accrued interest on our $8,000,000 promissory note payable to SIBL, and all accrued fees on our $6,000,000 letter of credit, which SIBL agreed to guaranty in connection with the KeyBank loans.



The results of operations for CLM are reported as a net loss from discontinued operations of $383,389 for the year ended December 31, 2006 and these results are reported under the Call Center segment as noted in Note 19 above. The following table reports the results of the component of the Company's operations reported as discontinued operations:


Results of Operations for discontinued operations:

                                                Six months ended        Three months ended

                                                    June 30,                June 30,

                                               2005          2006        2005        2006
Call center services revenues
                                             $         -  $        -  $         -           -
                                             -----------  ----------  -----------  ----------

Revenue from discontinued operations                   -           -            -           -

Operating expenses                               371,122     374,141      182,387     193,669
                                             -----------  ----------  -----------  ----------

Net loss on discontinued operations             (371,122)   (374,141)    (182,387)   (193,669)

Interest expense                                 (12,266)          -      (12,266)          -

Equity in operations of unconsolidated sub.      140,244    (214,795)      75,760    (160,849)

Gain on sale of discontinued operations        2,988,082           -    2,988,082           -
                                             -----------  ----------  -----------  ----------

Gain (loss) on discontinued operations       $ 2,744,938  $ (588,936) $ 2,869,189  $ (354,518)
                                             ===========  ==========  ===========  ==========



In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the results of operations of the disposed assets and the losses related to this sale have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.




NOTE J - SUBSEQUENT EVENT

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



NOTE K - Reclassifications and Restatements


Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation. The Company recorded in revenue the net gain on the sale of undeveloped land. The Company is now showing undeveloped land sales gross and the corresponding cost of undeveloped land separately. The Company is also recording the direct costs of travel services and reducing operating expenses. The Company has also removed CLM, the subsidiary sold (as described above) and has shown it as discontinued operations. The Company has restated the three and six months ended June 30, 2006 and 2005. There is no change to the net loss for the three and six months ended June 30, 2006 and 2005, respectively. The restatement for the six months ended June 30, 2006 is as follows:



                                                                            As originally
                                                                                filed           Adjustment    As restated
                                                                         --------------------  ------------  ------------
Cost of travel revenues                                                                    -    (2,499,956)   (2,499,956)
Cost of undeveloped land sales                                                    (9,796,634)            -    (9,796,634)
                                                                         --------------------                ------------

Gross margin                                                                       6,839,101    (2,499,956)    4,339,145

Operating expenses:
  Depreciation and amortization                                                     (834,075)      419,599      (414,476)
  General and administrative                                                      (4,613,536)    2,451,479    (2,162,057)
                                                                         --------------------                ------------

Income (loss) from operations                                                      1,391,490       371,122     1,762,612

The restatement for the three months ended June 30, 2006 is as follows:


                                                                           As originally
                                                                               filed            Adjustment    As restated
                                                                         --------------------  ------------  ------------
Cost of operating revenues                                                                 -    (1,286,550)   (1,286,550)
                                                                         --------------------  ------------  ------------
Cost of undeveloped land sales                                                             -             -
                                                                         --------------------  ------------

Gross margin                                                                       1,844,644    (1,286,550)      557,644

Operating expenses:
  Depreciation and amortization                                                     (418,703)      210,683      (208,020)
  General and administrative                                                      (2,353,591)    1,258,254    (1,095,337)
                                                                         --------------------                ------------

Loss from operations                                                                (928,100)      182,387      (745,713)

The restatement for the six months ended June 30, 2005 is as follows:


                                                                            As originally
                                                                                filed           Adjustment    As restated
                                                                         --------------------  ------------  ------------
Cost of travel revenues                                                                    -    (2,568,007)   (2,568,007)
Cost of undeveloped land sales                                                    (3,384,988)            -    (3,384,988)
                                                                         --------------------                ------------

Gross margin                                                                       4,498,920    (2,568,007)    1,930,913

Operating expenses:
  Depreciation and amortization                                                     (813,927)      397,883      (416,044)
  General and administrative                                                      (4,677,198)    2,544,265    (2,132,933)
                                                                         --------------------                ------------

Income (loss) from operations                                                       (992,205)      374,141      (618,064)

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

Note  Modification  Agreement
-----------------------------


Effective June 30, 2006, we sold our subsidiary, Caribbean Leisure Marketing Limited ("CLM), to Stanford International Bank Limited ("SIBL") under a stock purchase agreement.



CLM owns a 49% in Caribbean Media Group, Ltd. ("Caribbean Media Group"), which owns and operates a call center in Antigua. In exchange for the common stock of CLM, SIBL exchanged certain promissory notes and accrued fees and interest totaling $5,663,274.



In connection with the agreement, SIBL agreed to amend the due date of certain notes, described in greater detail below, and we agreed to issue SIBL a warrant to purchase 355,000 shares of our common stock at an exercise price of $10.00 per share, which warrants have an expiration date of April 30, 2008, and contain certain anti-dilution clauses, whereby if we grant any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price.



In connection with the agreement, SIBL exchanged the following debts which we owed to SIBL: a $1,250,000 promissory note and accrued interest thereon as of June 30, 2006; a $2,100,000 promissory note and accrued interest thereon as of June 30, 2006; all accrued and unpaid interest on our $6,000,000 note with SIBL as of June 30, 2006; all accrued and unpaid interest on our $3,000,000 promissory note payable to SIBL as of June 30, 2006; $220,652 of the $331,178 of accrued interest on our $8,000,000 promissory note payable to SIBL, and all accrued fees on our $6,000,000 letter of credit, which SIBL agreed to guaranty in connection with the KeyBank loans.



Additionally, in connection with the agreement, SIBL also agreed to amend the due dates of the notes which we owe to SIBL, including, the $6,000,000 note, which now has a maturity date of December 18, 2008; the $3,000,000 note, which now has a maturity date of April 30, 2007; the $1,355,000 note, which now has a maturity date of June 30, 2007; the $8,000,000 note, which now has a maturity date of December 31, 2006; and the $305,000 note, which has a maturity date of June 30, 2007.



Finally, we and SIBL agreed that CLM would be released and discharged from any liability under the $6,000,000 note or the $305,000 note with SIBL, which it previously agreed to guaranty.

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


We had a gross margin of $557,644 for the three months ended June 30, 2006, compared to a gross margin of $705,456 for the three months ended June 30, 2005, a decrease of $147,812 or 20.9% from the prior period, which decrease in gross margin was directly attributable to the 15% increase in cost of travel revenue for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.



We had total operating expenses of $1,485,744 for the three months ended June 30, 2006, compared to total operating expenses of $1,536,797 for the three months ended June 30, 2005, a decrease in total operating expenses of $51,053 or 3.3% from the prior period. The decrease in total operating expenses from the prior period was due to the $20,632 or 5.2% decrease in depreciation and amortization and the $30,421 or 2.6% decrease in general and administrative expenses during the three months ended June 30, 2006.


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


We had a gross margin of $4,339,145 for the six months ended June 30, 2006, compared to a gross margin of $1,930,913 for the six months ended June 30, 2005, an increase of $2,408,232 or 124.7% from the prior period, which increase in gross margin was mainly due to the 111.0% increase in total revenue offset by the 189.4% increase in cost of undeveloped land sales for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.



We had total operating expenses of $2,947,655 for the six months ended June 30, 2006, compared to total operating expenses of $2,923,118 for the six months ended June 30, 2005, an increase in total operating expenses of $24,537 or 0.8% from the prior period. The increase in total operating expenses from the prior period was mainly due to the $626,104 or 1.1% increase in general and administrative expenses.

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

We had net cash flows used in operating activities of $3,023,463 for the six months ended June 30, 2006, which was mainly attributable to $1,988,769 of net income, $1,477,348 of non-cash interest expense, $1,226,029 of increase in deposits on unit pre-sales, $920,392 of decrease in accounts payable and accrued expenses and $1,220,314 of decrease in receivables offset by a gain on sale of subsidiary of $2,988,082 and an increase in prepaid commissions of $843,790.



We had total cash flows used in investing activities of $6,169,809 for the six months ended June 30, 2006, which included $6,079,439 of increase in restricted cash, and $90,371 of disposal of fixed assets. The increase in restricted cash was in connection with additional deposits on units in the Sonesta Resort and funds raised from the sale of the District bond, as described above. Restricted cash consisted of escrowed deposit funds from customers as well as funds devoted exclusively to the development of the Sonesta Resort.


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


(13) Filed as exhibits to the Company's Report on Form 10-QSB for the quarter ended June 30, 2006, which was filed with the SEC on August 21, 2006, and is incorporated herein by reference.


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

                                        AMERICAN  LEISURE  HOLDINGS,  INC.

DATED:  March 16, 2007             By:  /s/  Malcolm  J.  Wright
                                             ------------------------
                                             Malcolm  J.  Wright
                                             Chief  Executive  Officer