Form 10KSB
period 2006-12-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-04-17
CIK 1124197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-48312

AMERICAN LEISURE HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	75-2877111
(State of organization)	(I.R.S. Employer
Identification No.)

2460 Sand Lake Road, Orlando, FL 32809
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (407) 251-2240

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
OF THE EXCHANGE ACT:

NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

The issuer's revenues for its most recent fiscal year were $27,720,133.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 13, 2007 was approximately $3,000,390.

At April 13, 2007, there were 10,877,974 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB (THIS "FORM 10-KSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF AMERICAN LEISURE HOLDINGS, INC. TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006. ALL REFERENCES IN THIS REPORT ON FORM 10-KSB TO "THE COMPANY," "WE," "US," "OUR," “AMLH,” “AMERICAN LEISURE” OR WORDS OF SIMILAR MEANING INCLUDE THE OPERATIONS OF AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES.

Business Development

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

In addition to the Company's establishment and continuing operation of a Travel Division, we have established a Resort Properties Division and related leisure and travel support operations. Through our various subsidiaries, we: manage and distribute travel services; develop, sell and will manage travel destination resorts and vacation home properties; and develop and operate affinity-based travel clubs. Further, we owned and operated a call center in Antigua-Barbuda, which call center business was sold effective June 30, 2006, as described below, and which operations are included in our financial statements and results of operations as discontinued operations for the year ended December 31, 2006, contained herein. Our businesses are intended to complement each other and to enhance Company revenues by exploiting consumer cross-marketing opportunities. We intend to take advantage of the synergies between the distribution of travel services and the creation, marketing, sale and management of vacation home ownership and travel destination resorts. In connection with our development of vacation homes we will also buy and sell parcels of undeveloped land.

On October 1, 2003, we acquired a 50.83% majority interest in Hickory Travel Systems, Inc. ("Hickory" or “HTS") as the key element of our Travel Division. Hickory is a travel management service organization that serves its network/consortium of approximately 160 well-established travel agency members, comprised of over 3,000 travel agents worldwide serving corporate and leisure travelers. We intend to complement other Company businesses through the use of Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, technologies, and information exchange.

In December 2004, Caribbean Leisure Marketing, Ltd. ("Caribbean Leisure Marketing"), our former wholly owned subsidiary that was focused on telecommunications, entered into a joint venture with IMA Antigua, Ltd. to operate a call center in Antigua that Caribbean Leisure Marketing owns. The joint venture was operated through Caribbean Media Group, Ltd., an international business corporation formed under the laws of Barbados. On June 30, 2006, pursuant to a Stock Purchase Agreement (described in greater detail below), the call center operations and Caribbean Leisure Marketing were sold to Stanford International Bank Limited (a minority shareholder and creditor of the Company).

On December 31, 2004, American Leisure Equities Corporation ("ALEC"), one of our wholly owned subsidiaries, acquired substantially all of the assets of Around The World Travel, Inc. ("Around The World Travel" or "AWT") which included all of the tangible and intangible assets necessary to operate the business including the business name "TraveLeaders". We engaged Around The World Travel to manage the assets and granted Around The World Travel a license to use the name "TraveLeaders." TraveLeaders is a fully-integrated travel agency and travel services distribution business that provides its clients with a comprehensive range of business and vacation travel services including corporate travel management, leisure sales, special events and incentive planning. TraveLeaders is based in Coral Gables, Florida. On and effective on August 1, 2006, the Management Agreement and the License Agreement with AWT were terminated by ALEC which, effective on that date, began directly managing the travel business assets and operations of TraveLeaders.

Except as expressly indicated or unless the context otherwise requires, "we," "our," or "us" means American Leisure Holdings, Inc. and its subsidiaries.

Business Integration

Our mission is to remain focused on the development, sale and management of vacation travel destination resorts. As such we have completed the planning and completed most of the site development for "The Sonesta Orlando Resort at Tierra Del Sol" (the "Sonesta Resort"), a planned 972-unit vacation home resort located just 10 miles from Walt Disney World, in Orlando, Florida. Additionally, we are in the planning stages of developing our Reedy Creek Property, which is situated in the northwest section of Osceola County, Florida about one mile from the "Maingate" entrance to Walt Disney World, Orlando and approximately one-half mile from the south entrance to "Disney's Animal Kingdom" theme park. The Reedy Creek Property consists of three parcels totaling over 40 gross acres with approximately 29 acres of buildable land. The Ready Creek Property is currently planned to consist of approximately 522 residential units consisting of mid-rise condominium buildings.

Though "Developments of Regional Impact" (DRIs) are underway, we are seeking to maximize property development and sales by obtaining governmental approval for more housing units than was initially planned at our Tierra del Sol and Reedy Creek properties. Although there is no assurance of the additional density that may be achieved through the DRI process we believe that both Tierra del Sol and Reedy Creek may gain approval to develop as many as 859 additional units for Tierra del Sol Resort and 678 for Reedy Creek.

Subject to having sufficient capital and our determination of value to our shareholders, we intend to achieve growth through selected acquisitions of real property and business assets and interests. Although no agreements related to such future acquisitions have been concluded, we expect to negotiate and, subject to our final determination as to the merits of such acquisitions(s) and the availability of necessary capital, complete the acquisition of Florida destination resort property holdings proximate to our existing resort developments at initial entry prices for the developable land that may be materially below current appraised values. Growth may be realized through our continued creation of destination resorts, and through the prospective acquisition of qualified, existing destination resorts, thereby creating an extensive resort and vacation ownership network further supported by the Company's travel services division. Our goal through such expansion would be to further become an integrated, "one-stop" leisure services company, seeking to seamlessly provide for the development, sales, and management of and the ongoing generation of revenue from destination resorts while offering vacation ownership and an extensive range of travel services to an expanding customer and client base. In connection with our development of vacation homes we will continue to buy and sell parcels of undeveloped land.

During the year ended December 31, 2006, we worked to integrate the administrative operations of Hickory and TraveLeaders to distribute, fulfill and manage our travel services and our Resort Properties; however, the full integration of these two divisions has become substantially harder than we anticipated due to the different operating and system platforms of the two divisions, and as such, we have abandoned our previous plans to integrate the two divisions and are currently evaluating the synergies and cost/benefits of continuing to maintain the two separate divisions.

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

Sonesta Resort Financing

On December 29, 2005, certain affiliates of the Company closed two (2) credit facilities with Key Bank, National Association ("KeyBank") related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving construction loan to be used to construct Phase 1 of the Sonesta Resort (the "Construction Loan") and a $14,850,000 term loan on the Phase 2 land, the proceeds of which were contributed to the Phase 1 partnership as equity and used to repay existing debt on the property and finance part of the site work of the property for the Resort and to pay certain related costs (the "Land Loan"). To facilitate the financing for the Sonesta Resort, the Company has formed two limited partnerships, each of which will develop Phase 1 and Phase 2 of the Resort (the "Development Partnerships"). Each Development Partnership has several subsidiaries, which have been formed to develop different portions of the Sonesta Resort.

Phase 1 will also include construction of related amenities, including a swimming pool complex and sun decks, a lazy river, a poolside restaurant and other amenities typical of a resort of this kind. We have completed approximately 90% of the grading and underground infrastructure required for the Phase 1 construction to date and began vertical construction of the phase one town homes in January 2007. Phase 2 will include construction of 144 additional residential condominium units and 442 additional town home units, as well as a 126,000 square foot clubhouse (84,000 square feet under air). Construction of Phase 2, which has not begun yet, is expected to overlap with the construction of Phase 1 as soon as the TDS plat has been recorded, which is expected to occur in April 2007.

The general partner of each Development Partnership is TDS Management LLC, a limited liability company controlled by Malcolm J. Wright, the Company's Chairman and Chief Executive Officer. The principal limited partner of each Development Partnership is Tierra Del Sol Resort, Inc., which owns a 99.9% interest in each Development Partnership. The Company owns 100% of Tierra Del Sol Resort, Inc.

On July 27, 2006, we, through one of our wholly owned subsidiary companies, formally notified KeyBank, that we elected not to open the $40,000,000 revolving credit Construction Loan. We have however, established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse and anticipate entering into final agreements regarding such funding by the end of the second quarter of fiscal 2007; however, we can provide no assurances that we will be able to finalize such funding, or that assuming such funding is available, that it will be on favorable terms.

The Land Loan

The borrowers under the Land Loan are Tierra Del Sol Resort (Phase 2), Ltd. (the "Phase 2 Partnership") and other entities that are owned by the Phase 2 Partnership.

The Land Loan is a $14,850,000 term loan with a maturity date of June 28, 2007. The proceeds of the Land Loan were primarily used to repay existing debt of the property for the Sonesta Resort. The Land Loan bears interest at LIBOR plus 3.10% per annum, equal to approximately 8.50% as of February 14, 2007, with the LIBOR equal to 5.40% as of that date.

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

In connection with the election not to open the Construction Loan, we and KeyBank have agreed to modify the Land Loan. The Land Loan will remain in place, and we have provided $1 million in cash as additional collateral for the loan. We have also agreed to a principal payment schedule related to the Company's planned construction of the 442 town homes in Phase 2 of the Sonesta Resort to reduce the balance of the loan between January 31, 2007 and its maturity date.

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

Westridge Community Development District Bonds

The closing of the new credit facilities with KeyBank triggered the closing of the sale of $25,825,000 in community development bonds issued by the Westridge Community Development District (the "District"). The proceeds of the bonds will be used, in part, to fund infrastructure at the Sonesta Resort and to acquire land for public purposes from Tierra Del Sol Resort (Phase 1), Ltd. The debt service and retirement of these bonds will be funded by a special district tax upon the property owners in the District at an interest rate of 5.8% over a 30-year amortization period. Grading and infrastructure for the District are more than 85% complete as of March 2007.

SIBL Credit Facility

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the closings of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan"), and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"), which Letters of Credit were subsequently cancelled, effective June 30, 2006. The financial assistance provided by SIBL was evidenced by a Credit Agreement dated as of December 29, 2005 between SIBL, Tierra Del Sol Resort, Inc. and the Company (the "SIBL Credit Agreement"). As consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged the $2,100,000 loan, as well as the accrued interest on such loan in the amount of $85,867.

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

The SIBL Tierra Del Sol Loan has a 2-year term, with an initial interest rate of 12% per annum. Upon the payment of the note in full or the maturity of the loan from KeyBank, Tierra Del Sol was also required to pay a one-time minimum fee equal to 3%. After six months, this fee increased by 1% each month until the letters of credit were released, which KeyBank did effective August 16, 2006. As consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged these fees which amounted to $540,000. Any unpaid amounts on the SIBL Tierra Del Sol Loan bear interest at the rate of 12% per year. This loan has been repaid in full.

The obligations of Tierra Del Sol under the SIBL credit facility (the "Stanford Credit Facility") were guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman, along with other third party entities, which third party entities are beneficially owned, in part, by Roger Maddock, a significant shareholder of the Company, pursuant to an Irrevocable and Unconditional Guaranty. We believe that without the guarantees of Mr. Wright and other third parties, it would have been more difficult, if not impossible, for us to secure the SIBL credit facility. These obligations were also secured by a first mortgage lien on a parcel of real property owned by the third party entities. The consideration paid for the third party entities' guarantees was consistent with the existing debt guarantor agreement issued by the Company for its executives. The third party entities will receive and share in a guarantee fee equal to 3% of the amount guaranteed. The third party entities, by virtue of pledging collateral for a debt that benefits the Company, will also receive a collateral pledge fee equal to 2% of the amount guaranteed. The Company paid this fee through the grant of 405,000 warrants to the third party entities to purchase shares of the Company's common stock at an exercise price of $1.02 per share in December 2005. These warrants will expire 5 years from the expiration date of the guarantees. In consideration of Mr. Wright's guarantee, and pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright earned a fee for such guarantee equal to three percent (3%) of the amount guaranteed. The Company will pay this fee through the grant of 243,000 warrants to Mr. Wright to purchase shares of the Company's common stock at an exercise price of $1.02 per share in December 2005. These warrants will expire 5 years from the expiration date of the guarantee.

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

As additional consideration for the loan, the Company granted SIBL warrants to purchase 308,000 shares at an exercise price of $5.00 per share of common stock and warrants to purchase 154,000 shares at an exercise price of $0.001 per share. Subsequent to the issuance of the warrants to SIBL, it exercised all 154,000 of the warrants to purchase shares of our common stock at an exercise price of $0.001 per share, for aggregate consideration of $154. The warrants expire 5 years from issuance (January 4, 2011). The warrants contain anti-dilution provisions, including a provision which requires the Company to issue additional shares under the warrants if the Company issues or sells any common stock at less than $1.02 per share, or grants, issues or sells any options or warrants for shares of the Company's common stock to convert into shares of the Company's common stock at less than $1.02 per share.

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

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be $136,500,000 of which $9,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. The $14,000,000 will be funded by the bonds proceeds held by the Westridge Development District and from equity reserves held by Key Bank. A Land Loan was also funded by Key Bank which was described above in the amount of $14,850,000, of which approximately $14,352,900 had been borrowed under as of the date of this filing. We previously had entered into the $40,000,000 Construction Loan with KeyBank, which loan we decided not to open in favor of alternate, anticipated financing arrangements which we believe will be beneficial to the timely completion of the Sonesta Resort project. We are in the process of negotiating with several lenders for a construction loan for the condominiums and clubhouse and anticipate, although we cannot provide any assurances, that such loan will be evidenced by a firm commitment during the second quarter of 2007. Assuming we are able to enter into a subsequent funding arrangement, we believe that we have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately. It is anticipated that Phase 2 construction will commence by the second or third quarters of 2007, although we cannot provide any assurances that we will have adequate funding to begin construction at that time, if ever.

In November 2003, we entered into an exclusive sales and marketing agreement with Xpress Ltd. ("Xpress") to sell the vacation homes in the Sonesta Resort. Malcolm J. Wright, one of our founders and our Chief Executive Officer and Chairman, and members of his family are the majority shareholders of Xpress. As of December 31, 2006, Xpress had pre-sold approximately 600 vacation homes in a combination of contracts on town homes and reservations on condominiums for total sales volume of approximately $230 million.

REEDY CREEK ACQUISITION COMPANY, LLC TRANSACTIONS

Background

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

Reedy Creek Acquisition Company acquired the Reedy Creek Property in July 2005 for a purchase price of $12,400,000. Reedy Creek Acquisition Company paid $8,000,000 of the purchase price in cash and paid the $4,400,000 balance pursuant to the terms of a promissory note issued to the sellers secured by a first mortgage lien on the Reedy Creek Property. At the time of the purchase, Reedy Creek Acquisition Company obtained a $7,150,000 loan from SIBL (the "SIBL Reedy Creek Loan"), secured by a second mortgage lien on the property. The proceeds of this loan were used to pay part of the cash portion of the purchase price and for closing costs associated with the closing. The Company contributed the remainder of the purchase price. At the time of the acquisition of the Reedy Creek Property, Reedy Creek Acquisition Company was owned 99% by SFG and 1% by one of the Company's wholly owned subsidiaries, American Leisure Reedy Creek Inc. ("ALRC"), however ALRC, has since exercised its option (the "Reedy Creek Option") to receive 100% of the interest in the Reedy Creek Acquisition Company in return for $600,000 paid to SFG in January 2006.

SFG and SIBL are affiliates of Stanford Venture Capital Holdings Inc., a significant shareholder of the Company.

SIBL Reedy Creek Loan Terms
In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note had a maturity date of December 31, 2006, but has since been extended until June 30, 2007, pursuant to an Amendment No. 1 to the Amended Note, a principal balance of $8,000,000 and bears interest at the rate of 8% per year payable quarterly. Interest in the amount of $262,885 on the Amended Note has been exchanged as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below). Upon an event of default as described in the Amended Note, SIBL has several rights and remedies, including causing the Amended Note to be immediately due and payable.

The Amended Note was replaced in November 2006, by a Renewed, Amended and Increased Promissory Note in the amount of $12,200,000, by a $13,420,000 note in December 2006 and by a $15,300,000 note in January 2007 (the "RC Note"). The RC Note is due and payable on June 30, 2007, with $8,000,000 of the RC Note bearing interest at the rate of 8% per annum and the remaining $7,300,000 bearing interest at the rate of 12% per annum.

The RC Note is secured by a second lien on the Reedy Creek Property. It is guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the SIBL credit facility.

Bankers Credit Corporation Loan

In connection with the exercise of the Reedy Creek Option, the Company and Reedy Creek Acquisition Company arranged to receive a $7,000,000 loan from Bankers Credit Corporation ("Bankers Credit").

Under the terms of the Bankers Credit loan, Bankers Credit advanced Reedy Creek Acquisition Company $3,000,000 at closing and an additional $4,000,000 subsequent to the date of closing. On February 1, 2007, the Bankers Credit note was replaced by an Amended and Restated Promissory Note in the amount of $7,860,000, which included an additional advance of $860,000.

The Bankers Credit loan is evidenced by a an Amended and Restated Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 6.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of March 13, 2007, was 15% (with a prime rate, as reported by the Wall Street Journal of 8.25%). Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note was January 3, 2007, but was extended until February 1, 2008, pursuant to the amendment to the note. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit Note is subject to a 1% exit fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

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

Though "Developments of Regional Impact" (DRI) are underway, we are seeking to maximize Reedy Creek's property development and sales by obtaining governmental approval for more housing units than was initially planned. Although there is no assurance of the additional density that may be achieved through the DRI process, we believe that Reedy Creek may gain approval to develop as many as 678 additional units.

The Company's development of the Reedy Creek Property is currently planned to begin in the fourth quarter of 2009, with the completion of such property planned for 2010 or 2011, subject to funding and scheduling permitting. The Company will not know the total estimated cost of the development of the Reedy Creek Property until it has determined the market and completed designs for the properties. The Company does not currently have any funding in place for any of the capital which will be required to complete the development of the Reedy Creek Property and there is no assurance that funding will be available on favorable terms, if at all. The Company is currently seeking a joint venture partner for this property.

Note Modification Agreement

In February 2006, we entered into a Note Modification Agreement with SIBL, whereby we agreed to modify certain provisions of our outstanding promissory notes with SIBL to grant extensions of payments due. Pursuant to the Note Modification Agreement, we and SIBL agreed that all interest due on our $6,000,000 note, from January 1, 2005, through September 30, 2006, shall be due and payable on September 30, 2006, which due date has since been extended by SIBL to December 31, 2008, with all interest thereafter payable with the original terms of that note however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged $546,000 of accrued interest; that all interest accrued on the $3,000,000 note we have with SIBL, from the date of the note until September 30, 2006, shall be due and payable on September 30, 2006, which due date has since been extended by SIBL to April 22, 2007, which has been further extended to January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, described above, with all interest thereafter payable with the original terms of that note; however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged the $654,080 of accrued interest as of June 30, 2006 as well as our $1,250,000 note with SIBL which was previously due September 30, 2006, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged this note and $161,342 of accrued interest; that the maturity date of our $1,355,000 note with SIBL be extended until June 30, 2007, which has been further extended to January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, described above, and that no payments of principal or interest on that note shall be payable until the extended due date of that note; that the maturity date of our $305,000 note with SIBL be extended until June 30, 2007, which has further been extended until January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, described above, and that no payments of principal or interest on that note shall be payable until the extended due date of that note, however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged interest of $85,867 on our $2,100,000 note with SIBL with a maturity date of December 27, 2007.

Purchase of Minority Interest In Tierra Del Sol

In March 2006, and effective as of December 31, 2005, we purchased the minority interest of our now wholly owned subsidiary, Tierra Del Sol, Inc. (the "Minority Interest") from Harborage Leasing Corporation ("Harborage"). The purchase price of the Minority Interest from Harborage was a promissory note for $1,411,705 ("Harborage Note"), which was paid in August 2006; the right to receive, without payment, two (2) three-bedroom condominium units to be constructed in Phase 2 of the Sonesta Resort, or in the event title to both such units is not delivered by December 31, 2007, then, in lieu thereof, payment of $500,000 for each such unit that is not transferred by such date; 197,000 shares of the Company's common stock; and warrants to acquire 300,000 additional shares of the Company's common stock at an exercise price of $5.00 per share. The warrants expire if unexercised five (5) years from their date of grant. Pursuant to the Stock Purchase Agreement, Harborage had the right to require the Company to purchase all or a portion of the Harborage 197,000 shares at $5.00 per share, for sixty (60) days, beginning January 1, 2007 (the "Put Option"), however such Put Option was extended pursuant to an Amendment to the Stock Purchase Agreement entered into with Harborage on January 1, 2007, and now allows Harborage the right to require us to repurchase the 197,000 shares at $5.00 per share, at any time during the six (6) month period beginning January 1, 2008 and ending June 30, 2008. The Harborage Note and shares are guaranteed by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman of the Company.

TRAVEL SERVICES

Travel Services Industry Overview

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

Our Travel Services

We manage and distribute travel services through Hickory, our 50.83% owned subsidiary and previously contracted with Around The World Travel, Inc. to manage TraveLeaders, a fully integrated travel services distribution business based in Coral Gables, Florida, which contract was terminated on August 1, 2006. We acquired our interest in Hickory in October 2003. On December 30, 2004, we and ALEC, entered into an Asset Purchase Agreement with AWT (the "Asset Purchase Agreement") to acquire substantially all of Around The World Travel's assets which included the business name "TraveLeaders" and all of the tangible and intangible assets necessary to operate TraveLeaders. The purchase price was originally $17.5 million, which price was determined by an independent valuation company based, in part, on economic information provided by Around The World Travel, Inc. and was comprised of the value as determined by the valuation firm, $16 million, calculated on a going concern basis plus $1.5 million.

We amended the Asset Purchase Agreement effective March 31, 2005 ("Amended Purchase Agreement"), to change the form of consideration that we paid for the TraveLeaders assets. Under the amendment, the liabilities assumed were reduced to $4,242,051, we exchanged certain working capital loans in the amount of $4,774,619 that Around The World Travel, Inc. owed to us and we cancelled the issuance of Series F preferred stock, which was originally included in the purchase price. In addition, we issued a 60 month, 6% per annum note in favor of Around The World Travel in the principal amount of $8,483,330 (the "Purchaser Note"). During the first quarter of 2005, we transferred to Around The World Travel allowance for doubtful accounts, pre-paids and security deposits that we had acquired pursuant to the Asset Purchase Agreement to reduce the amount of the note. We also allowed Around The World Travel to retain an amount of accounts receivable that we had acquired, which further offset the note.

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

The Settlement Agreement provided that the purchase price under the Amended Purchase Agreement be reduced from $17,500,000 to $9,000,000. The parties agreed to implement the reduction of the purchase price by eliminating the remaining balance of the Purchaser Note (which had a balance of $5,297,788 as of December 31, 2005) and by establishing an obligation of AWT to pay to ALEC the amount of $3,185,548 as of December 31, 2005, which has not been paid to date, but was written-off during the three months ended December 31, 2006. As a result of the write-off, AWT no longer owes us any money.

Under the terms of the Settlement Agreement, the Company, ALEC and AWT agreed to release each other (and their respective officers and Directors) from all claims based upon the Asset Purchase Agreement. Additionally, the parties agree to waive any right to indemnity or contribution which they may have against each other (and their respective officers and Directors) for any liability which they might incur to certain plaintiffs in certain pending litigation including Simon Hassine and Seamless Technologies, provided that the waiver does not cover any liability incurred by the releasing party that is attributable to any act or omission of the released party that constitutes bad faith or is not known to the releasing party.

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

Hickory Travel Systems, Inc.

Hickory is a travel management service organization that serves its network/consortium of approximately 160 well-established travel agency members, comprising more than 3,000 travel agency locations worldwide, that focus primarily on corporate travel. We utilize Hickory's 24-hour reservation services, international rate desk services, discount hotel programs, preferred supplier discounts, commission enhancement programs, marketing services, professional services, automation and information exchange.

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
o Orlando; and
o Tampa

Ohio

o Cincinnati

California

o Irving; and
o San Francisco

These branch offices provide several corporate and vacation travel services to our clients. These offices are primarily used by small companies as well as vacation travelers seeking expertise in domestic and international destinations. In addition, TraveLeaders has one leisure travel office in Largo, Florida.

We operate approximately twenty-four (24) on-site offices through TraveLeaders located at corporate client premises, where we provide private label websites, customized trip planning, reservation and ticketing services to the employees of such corporate clients.

Hickory operates a 24-hour call center that we use to service our travel clients and provide travel marketing services.

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

Travel Clubs

We have developed a travel club system and travel incentive strategy that creates and fulfills the travel and incentive needs of corporations, organizations and associations with significant member bases. Typically, we identify a national retail entity and propose to create a club comprising persons in their target demographic for the purpose of fostering loyalty to the entity's brands. The incentives for membership are a rich assortment of discounted travel opportunities that are tailored to the target demographic as well as a significant array of special membership benefits that are provided by sponsors of nationally known products and services. We will derive revenues from membership dues, sponsorship premiums and travel commissions. In addition to revenue generation, we also plan to seek to provide traffic to our vacation home and resort properties. We believe that we will generate increased travel business through the creation of additional clubs comprised of affinity-based travelers. We are the proprietor and manager of the clubs that we create. As such, we anticipate that we will generate revenues from annual membership fees and commissions earned on the sale of travel services once our infrastructure has been finalized to enable our other businesses to communicate and sell to the affinity-based club databases we operate. We expect to derive revenue from sales opportunities to Hickory's corporate clients, Hickory's bulk purchasing power and fulfillment capacity, and access to vacation home and resort properties that we plan to develop.

Communications Services

In December 2004 we entered into a joint venture with IMA Antigua, Ltd., a Barbados company, to operate a call center in Antigua that we own. The joint venture is operated through Caribbean Media Group, Ltd., an international business corporation formed under the laws of Barbados. We owned 49% of this joint venture which operated the call center, until August 2006, at which time we sold our interest in the call center to Stanford International Bank Limited (“SIBL”), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), as described in greater detail under “Recent Events.” These operations are reported as discontinued operations in the attached financial statements.

The co-venturer in the call center, IMA, Ltd. owns the remaining 51% interest in the call center. The call center provides in-bound and out-bound traffic for customer service, customer retention and accounts receivable management. The clients of the call center are well known national businesses with well-established credit and operational systems.

Due to the Stock Purchase Agreement, we no longer have any interest in the Caribbean Media Group, Ltd. or the call center.

Patents, Trademarks & Licenses

We, through our wholly owned subsidiary American Leisure Equities Corporation ("ALEC"), hold a registered trademark, Serial Number 78611764, registration number 3170741, for the service mark "TraveLeaders."

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

Employees

We have approximately 295 employees, all of which are full-time employees. Those employees are distributed among our parent and subsidiary companies as follows:

o TraveLeaders
-200 employees;

o Hickory Travel Systems, Inc.
- 89 employees;

o American Leisure Equities Corporation
- 1 employee; and

o American Leisure Holdings, Inc.
- 5 employees.

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

RECENT EVENTS

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

The Stock Purchase Agreement provided that we would sell SIBL, all of our interest in CLM for an aggregate purchase price of $5,663,274. In connection with the purchase, SIBL also agreed to exchange the interest on several of our outstanding promissory notes with SIBL, and to amend the due date of such notes, described in greater detail below, and we agreed to grant SIBL a warrant to purchase 355,000 shares of our common stock at an exercise price of $10.00 per share, which warrants have an expiration date of April 30, 2008, and contain certain anti-dilution clauses, whereby if we grant any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price.

In connection with the Stock Purchase Agreement, SIBL exchanged the following debts which we owed to SIBL: a $1,250,000 promissory note and accrued interest thereon through June 30, 2006; a $2,100,000 promissory note and accrued interest thereon through June 30, 2006; all accrued and unpaid interest on our $6,000,000 note with SIBL as of June 30, 2006; all accrued and unpaid interest on our $3,000,000 promissory note payable to SIBL as of June 30, 2006; and $262,885 of accrued interest on our $8,000,000 promissory note payable to SIBL, and all accrued fees on our $6,000,000 letter of credit, which SIBL agreed to guaranty in connection with the KeyBank loans.

Additionally, in connection with the Stock Purchase Agreement, SIBL also agreed to restate the due dates of the notes which we owe to SIBL, including, the $6,000,000 note, which due date has been further restated due to the Modification Agreement described below to January 1, 2008; the $3,000,000 note, which now has a maturity date of January 1, 2008 pursuant to the Modification Agreement; the $1,355,000 note, which now has a maturity date of January 1, 2008 due to the Modification Agreement; the $8,000,000 note, which has since been further extended to June 30, 2007; and the $305,000 note, which has a maturity date of January 1, 2008, which was further extended in connection with the Modification Agreement.

Finally, in connection with the Stock Purchase Agreement, CLM was released and discharged from any liability under the $6,000,000 note or the $305,000 note with SIBL, which it previously agreed to guarantee.

On and effective as of August 1, 2006, our Management Agreement and the License Agreement with Around the World Travel ("AWT"), which we entered into with AWT on December 30, 2004, was terminated. American Leisure Equities Corporation, which is a wholly owned subsidiary, is now operating and managing the TraveLeaders assets.

In August 2006, Tierra del Sol Resorts, Inc. entered into a guaranteed maximum price construction contract with Resorts Construction, LLP ("Resorts Construction") to construct and develop part of the Sonesta Resort and its town home properties. Resorts Construction is 50% owned by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman. We believe that the contract with Resorts Construction provides significant savings over our previous contract with PCL Construction, and is advantageous to the Company in comparison with terms available in the market from other third party contractors. Pursuant to the contract with Resorts Construction, we agreed to pay Resorts Construction a contractor's fee equal to 5% of the total cost of the construction performed by Resorts Construction and 7.5% for general conditions. Any payments owed under the Resorts Construction contract which are not paid when due bear interest at the rate of 12% per annum. We provided Resorts Construction a payment of $4,000,000 upon our entry into the construction agreement with Resorts Construction, which funds Resorts Construction has used to begin construction of Phase 1 of the Sonesta Resort.

Purchase of Vici Note

In August 2006, we entered into a Purchase Agreement with SIBL, whereby we agreed to purchase a $750,000 promissory note from SIBL, which note was originally received by SIBL from Scott Roix, an individual, in connection with SIBL's sale of its interest in Vici Marketing Group, LLC ("Vici" and the "Vici Note") to Mr. Roix, and which Note bears interest at the rate of 8% pre annum, payable on June 30, 2008. In consideration for the purchase of the Vici Note, we agreed to issue SIBL 235,000 shares of our common stock and a five year warrant to purchase 235,000 shares of our common stock at an exercise price of $20 per share (the "Vici Warrant"). We also granted SIBL demand registration rights in connection with the registration of the shares underlying the Vici Warrant. The balance of the Vici Note as of December 31, 2006 was $500,000.

Employment Agreement

In August 2006, we entered into an Employment Agreement with Jason Williams, who agreed to serve as our Associate General Counsel and Assistant Secretary for a period of two years, which Employment Agreement shall terminate on August 21, 2008, unless terminated earlier pursuant to the agreement. Pursuant to the Employment Agreement, Mr. Williams will receive a salary of $150,000 per year (pro rated for any incomplete years), which salary shall increase by no less than 10% per annum each year he is employed under the Employment Agreement. He is also eligible to receive a bonus in connection with his Employment Agreement and received 50,000 warrants to purchase shares of our common stock at $1.02 per share immediately upon his entry into the Employment Agreement and will receive an additional 25,000 warrants upon the one and two year anniversaries, respectively, of such Employment Agreement, if he is still employed by us at that time. The Employment Agreement may be terminated by us at any time for "cause" as defined in the agreement, or by Mr. Williams at any time. Upon the expiration of the initial term of the agreement, if not terminated by either party previously, the employment agreement shall continue for additional six (6) month terms subject to termination by either party with thirty (30) days written notice.

Credit Agreements

On November 22, 2006, we entered into a Credit Agreement through our wholly owned subsidiary Reedy Creek Acquisition Company, LLC ("RCAC") and Stanford International Bank Limited ("SIBL"), to provide RCAC a $4,300,000 credit facility (the "RC Credit Agreement"). SIBL had previously loaned RCAC $7,150,000 on July 8, 2005 and $850,000 on January 5, 2006, which loans were evidenced by a Renewed, Amended and Increased Promissory Note in the amount of $8,000,000, which we had guaranteed. In connection with the RC Credit Agreement, the Renewed, Amended and Increased Promissory Note was replaced by a Second Renewed, Amended and Increased Promissory Note in the amount of $12,200,000, which was replaced by a Third Renewed, Amended and Increased Promissory Note in the amount of $13,420,000, which was replaced by a Fourth Renewed, Amended and Increased Promissory Note in the amount of $15,300,000 (the "Amended RC Note"). Malcolm J. Wright, our Chairman and Chief Executive Officer personally guaranteed the repayment of the RC Note. In December 2006, Mr. Wright received 366,000 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of the RC Credit Agreement, equal to three percent (3%) of to the total indebtedness of the RC Credit Agreement.

We entered into a Second Mortgage Modification Agreement and Future Advance Certificate with SIBL in connection with our entry into the RC Credit Agreement, which provided SIBL a mortgage over certain real property owned by us in Osceola County, Florida, to secure the repayment of the RC Note.

On December 18, 2006, we entered into "Amendment No. 1 to the $4.3 Million Credit Agreement" the ("Amended RC Credit Agreement") with SIBL and RCAC, which amended the terms of the RC Credit Agreement, to increase the loan amount under such agreement from $4,300,000 to $5,420,000, to include an advance of $1,120,000 which was received on December 18, 2006 to cover the placement of an appeal bond by us and related expenses paid by us on behalf of South Beach Resorts, LLC ("Resorts," which we purchased pursuant to the Purchase Agreement, described and defined below) in connection with Resorts' purchase of the Boulevard Hotel (described below) from a company which was then in Chapter 11 bankruptcy, and a subsequent dispute regarding such purchase. The Amended RC Credit Agreement also amended and restated the RC Note in the amount of $13,420,000, evidenced by a "Third Renewed, Amended and Increased Promissory Note" (the "Amended RC Note"), to include the increased Amended RC Credit Agreement amount and provided for Malcolm J. Wright, our Chief Executive Officer and Chairman to provide a restated Guaranty to SIBL to include the amended loan amount. Mr. Wright received 33,600 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of Amended RC Credit Agreement, equal to three percent (3%) of the total indebtedness of the increased amount of the RC Credit Agreement.

We also entered into a Third Mortgage Modification Agreement and Future Advance Certificate in connection with the increased RC Loan, which increased SIBL's mortgage on certain of our property in Osceola County, Florida to secure the Amended RC Loan.

On January 31, 2007, we entered into an "Amendment No. 2 to the $4.3 Million Credit Agreement" the ("Second Amended RC Credit Agreement") with SIBL and RCAC, which amended the terms of the Amended RC Credit Agreement, to increase the loan amount under such agreement from $5,420,000 to $7,300,000, to include an advance of $1,880,000. The Second Amended RC Credit Agreement also amended and restated the RC Note in the amount of $15,300,000, evidenced by a "Fourth Renewed, Amended and Increased Promissory Note" (the "Amended RC Note"), to include the increased Second Amended RC Credit Agreement amount and provided for Malcolm J. Wright, our Chief Executive Officer and Chairman to provide a restated Guaranty to SIBL to include the amended maximum loan amount of $7,300,000. Mr. Wright received 56,400 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of Amended RC Credit Agreement, equal to three percent (3%) of the total indebtedness of the increased amount of the RC Credit Agreement.

On November 22, 2006, we entered into a Credit Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford"), Tierra Del Sol Resort (Phase 2), Ltd., Costa Blanca II Real Estate, LLC, Costa Blanca III Real Estate, LLC, TDS Town Homes (Phase 2) LLC and TDS Clubhouse, Inc. (the "TDSR Credit Agreement") to provide $6,200,000 of capital for (1) the repayment of the RC Credit Agreement, which was later amended to include the repayment of the increased amount of the Amended RC Credit Agreement in connection with the Amended TDSR Credit Agreement (described below), (2) construction of the pool complex at the Tierra del Sol Phase One project, (3) furniture, fixtures and equipment, and (4) various other expenses. Any amounts borrowed under the TDSR Credit Agreement bear interest at the rate of 12% per annum, and any amounts not paid when due will bear interest at the rate of 15% per annum. Any amounts borrowed under the TDSR Credit Agreement are due and payable on June 30, 2007.

On December 18, 2006, we also entered into "Amendment No. 1 to $6.2 Million Credit Agreement" (the "Amended TDSR Credit Agreement") to amend the TDSR Credit Agreement to reflect the Amended RC Credit Agreement amount, which is to be repaid with any funds received in connection with the exercise of the Amended TDSR Credit Agreement.

On January 31, 2007, we entered into "Amendment No. 2 to $6.2 Million Credit Agreement" (the "Second Amended TDSR Credit Agreement") to amend the TDSR Credit Agreement to reflect the Second Amended RC Credit Agreement amount, which is to be repaid with any funds received in connection with the exercise of the Second Amended TDSR Credit Agreement.

The Second Amended TDSR Credit Agreement is not effective until we substitute a portion of Tierra Del Sol Resorts, Inc. as collateral for future advances under the Second Amended TDSR Credit Agreement, and as such, we have not borrowed any funds pursuant to the Second Amended TDSR Credit Agreement to date. We anticipate the funds received from the Second Amended TDSR Credit Agreement, if such agreement is funded to be used to repay the Second Amended RC Credit Agreement.

We paid Stanford a placement fee of $186,000 (or 3% of the TDSR Credit Agreement amount) as a placement fee upon our execution of the TDSR Credit Agreement. Malcolm J. Wright has agreed to guarantee the repayment of a $6,200,000 promissory note, which we plan to provide Stanford to evidence the amount borrowed under the TDSR Credit Agreement, assuming we choose to move forward with such credit facility. It is anticipated that if the Amended TDSR Credit Agreement is funded, Mr. Wright will receive approximately 186,000 warrants to purchase shares of our common stock at an exercise price of $1.02 per share, in connection with his guaranty.

Warrant Participation Agreement

In connection with SIBL's agreeing to enter into the Amended RC Credit Agreement, we entered into a Warrant Participation Agreement with SIBL, Resorts, Malcolm J. Wright and Frederick Pauzar (the "Participation Agreement"), whereby we granted SIBL and six (6) of its assigns the right to a 25% participation interest (the "Participation Interest") in the Net Proceeds (as defined below) realized by us upon the disposition of the real property located at 740 Ocean Drive, Miami Beach, Florida, known as the Boulevard Hotel (the "Property"), for aggregate consideration of $1.00 per warrant (collectively, the "Warrant"). "Net Proceeds" is defined as the proceeds realized upon the disposition or refinancing of the Property, less our cost basis in the Property, excluding any operating losses or operating profits. In the event the Property is not sold by us by December 22, 2009, we agreed to appoint SIBL as true and lawful proxy of us in connection with the engagement of a real estate broker and the subsequent sale of the Property. Mr. Wright and Mr. Pauzar are jointly and severally liable for our obligations under the Participation Agreement, however they are not receiving any warrants in connection with such guaranties.

The Warrant was evidenced by seven (7) Warrants, which are exercisable at any time prior to the disposition date of the Property, which Warrants were distributed as follows:

	Percentage of
Percentage of Participation Interest	Total Net Proceeds	Name	Exercise Price

SIBL	$1.00	50%	12.5%
Daniel T. Bogar	$1.00	11.5625%	2.891%
William R. Fusselmann	$1.00	11.5625%	2.891%
Osvaldo Pi	$1.00	11.5625%	2.891%
Ronald M. Stein	$1.00	11.5625%	2.891%
Charles M. Weiser	$1.00	1.8750%	0.468%
Tal Kimmel	$1.00	1.8750%	0.468%
Totals	$7.00	100%	25%

Purchase of South Beach Resorts, LLC

On December 21, 2006, we entered into a Purchase Agreement with SBR Holding Company, LLC ("SBR") which was owned by Frederick Pauzar, a Director of us and our President, and Malcolm J. Wright, our Chairman and Chief Executive Officer (the "Purchase Agreement"). Pursuant to the Purchase Agreement, we purchased 100% of the outstanding membership interests in South Beach Resorts, LLC, a Florida limited liability company from SBR ("Resorts") and then acquired SBR Holdings, LLC for no consideration. The Purchase price for Resorts was equal to 75% of the Net Proceeds (as defined above) realized by us upon the planned disposition the Property (as defined above), up to a maximum of $3,000,000. The ownership of Resorts was transferred to us in connection with our entry into the Purchase Agreement pursuant to an Assignment of Interest, and the consideration payable to SBR in connection with the sale of the Property will be paid immediately after the disposition of the Property.

On or around the closing of the Resorts purchase, we also entered into a note with Roger Maddock a significant shareholder of us, to evidence $3,590,811 in loans and advances Mr. Maddock had previously made to Resorts (the "Maddock Note"), the payment of which was guaranteed by us pursuant to a Guaranty Agreement.

The Maddock Note bears interest at the rate of 12% per annum until paid, provided that any amount not paid when due shall bear interest at the rate of the lesser of 18% per annum or the highest rate of interest allowable by law.

The Maddock Note is due and payable by us, together with any accrued and unpaid interest on December 31, 2008. Accrued interest is due quarterly in arrears under the Maddock Note, on the last day of each calendar quarter. We have the right to prepay the Maddock Note at any time prior to the due date of the note without penalty.

On January 11, 2007, Resorts, our wholly owned subsidiary defaulted on a loan due to Marathon Structured Finance Fund L.P. ("Marathon"). The loan principal is $7,498,900 and accrued interest of $79,910 is due at January 11, 2007. Marathon has a mortgage interest on the Property in connection with the loan.

A Forbearance Agreement was subsequently executed with Marathon to waive the default until April 11, 2007, provided SBR continues to make monthly interest payments on the debt outstanding and a principal payment of $750,000 was made on February 8, 2007. An additional forbearance to July 11, 2007 is allowed provided that an additional $500,000 principal payment is made on or before July 3, 2007.

On February 9, 2007, SBR entered into a 180 day, $750,000 loan agreement at the Wall Street Journal prime rate plus 1%, currently equal to 9.25%, with the prime rate at 8.25% as of the filing of this report, with International Property Investors AG, a corporation organized under the laws of Liechtenstein, secured by SBR’s property. The proceeds of the loan were used solely for the payment of fees owed by SBR to Marathon pursuant to the Forbearance Agreement.

We are currently working to secure new financing to replace the Marathon loan; however we can provide no assurances that such financing will be raised on favorable terms, if at all. The Marathon loan bears interest at the rate of the greater of (a) ten percent (10%) or (b) the London Interbank Offered Rate (LIBOR) plus seven percent (7%). The note also required a $180,000 exit fee to be paid at the time the loan was repaid, which amount has not been paid to date. Marathon may also require us to pay a 5% late payment fee in connection with our failure to repay the loan amount. We are required to pay the default rate of interest on the Marathon loan while obtaining a replacement loan. The default rate of interest is LIBOR plus twelve percent (12%), which was equal to approximately 17.17%, with the LIBOR at 5.17% as of the filing of this Report.

With an effective date of December 31, 2006, we and SIBL entered into an amendment to the Amended RC Note, to extend the due date of such note to June 30, 2007.

With an effective date of December 31, 2006, we entered into a Note Modification Agreement (the “Modification Agreement”) with SIBL, various of our subsidiaries and Malcolm J. Wright, our Chief Executive Officer and Chairman. The Modification Agreement extended the due date of our $3,000,000 note with SIBL to January 1, 2008; the due date of our $1,355,000 note with SIBL to January 1, 2008, and the due date of our $305,000 note with SIBL to January 1, 2008.

On January 30, 2007, AMLH entered into a promissory note with Applebee Holding Company in the amount of $150,000 at 4% for seven years. As part of the agreement, 2,840 shares of AMLH Series E Convertible Preferred Stock were issued bearing a 4% per annum cumulative preferred dividend rate, par value of $.001 and convertible into AMLH common stock at a strike price of $15.00 per share.

In January 2007, Reedy Creek entered into a Fourth Renewed, Amended and Increased Promissory Note with SIBL, pursuant to which Reedy Creek obtained an advance of $1,880,000 and the RC Note was increased to $15,300,000. The RC Note is due and payable on June 30, 2007, with $8,000,000 of the RC Note bearing interest at the rate of 8% per annum and the remaining $7,300,000 bearing interest at the rate of 12% per annum.

The RC Note is secured by a second lien on the Reedy Creek Property. It is guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the SIBL credit facility.

We also entered into an Amendment No. 2 to $4.3 Million Credit Agreement with SIBL and an Amendment No. 2 to $6.2 Million Credit Agreement with Stanford on January 31, 2007, as described in greater detail above under “Credit Agreements.”

On March 13, 2007, we entered into a $10,000,000 Credit Agreement with SIBL, whereby SIBL agreed to loan us $10,000,000 to use for the construction and development of Phase II of the Sonesta Resort. The loan was evidenced by a $10,000,000 Promissory Note, which bears interest at the rate of 10% per annum. The Promissory Note is secured by a second priority security interest and lien on the land underlying Phase II of the Sonesta Resort, all buildings, structures and other improvements on such land, and all fixtures, equipment, goods, inventory or property owned by us currently or in the future, which security interests are evidenced by a Mortgage and Security Agreement, which we and several of our wholly owned subsidiaries entered into with SIBL in connection with the Credit Agreement. The loan is due in full and payable along with any accrued and unpaid interest on March 13, 2008. Any amounts not paid when due under the loan bear interest at the rate of 15% per annum.

The Credit Agreement provides for additional advances to be made to us in an amount not to exceed $750,000, assuming that certain conditions are met by us in the future, including (a) that SIBL has received current financial information regarding our operations (as further described in the Credit Agreement) and that we have issued SIBL 26,250 warrants to purchase shares of common stock and (b) that we are able to obtain additional loans in an aggregate amount of $750,000 from parties other than SIBL; and an additional loan in an amount not to exceed $1,500,000, assuming (a) and (b) above and that we have issued additional warrants (to be determined prior to such additional advance), to SIBL.

Immediately upon our execution of the Credit Agreement, we paid SIBL a placement fee of $200,000, plus SIBL’s reasonable costs and expenses incurred in connection with the closing of the Credit Agreement.

We have received $2,905,000 from Resorts Funding Group, LLC, which has been matching the funds from the SIBL Credit Agreement (see above) through the end of March 2007.

We intend to enter into an agreement with Resorts Funding Group, LLC, on similar terms and conditions to those of the SIBL Credit Agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Orlando, Florida. Our Orlando facility is approximately 9,000 square feet, of which 250 square feet houses our executive offices. This facility is leased by American Leisure Real Estate Group, Inc., a company owned by Mr. Wright, our Chairman and Chief Executive Officer, that manages the development of our resort properties in return for a fee of 4% of the total costs as per the agreement entered into in November 2003 with Tierra Del Sol Resort, Inc. The lease on our corporate headquarters expires on April 30, 2008.

Our subsidiary owns the land on which The Sonesta Orlando Resort at Tierra Del Sol will be situated. It purchased this land for $5,560,366 in February 2000. We have spent approximately $4,450,000 to create the Westridge Community Development District. The land is currently subject to the KeyBank mortgages described above. As a developer of vacation resort properties, we plan to also purchase additional parcels of land for resort development.

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

South Beach Resorts, LLC, which we recently purchased owns the Boulevard Hotel Property located in Miami Beach, Florida, which is undergoing remodeling and refurbishing to convert the property into a timeshare facility. As of December 31, 2006, approximately $3,405,000 had been incurred in the remodeling and refurbishment of such facility.

Hickory Travel Systems, Inc. (“HTS”) rents approximately 7,133 square feet of office space in Saddle Brook, New Jersey, at a monthly rental cost of approximately $13,077, which lease expires on April 14, 2008.

American Leisure Equities Corp. (“ALEC”) rents approximately 12,850 square feet of office space in Coral Gables, Florida, at a monthly rental cost of approximately $24,621.50 per month, which rental cost shall increase to $25,156.75 from March 1, 2008 until February 28, 2009; and to $26,227.25 from March 1, 2009 to February 28, 2010, at which time the current lease will expire. The lease also provides for ALEC to pay various other amounts in connection with the upkeep and expenses associated with the common areas of the rental space.

ALEC also rents approximately 11,524 square feet of office space in Irving, California, pursuant to a three year lease entered into on September 1, 2006, which expires on August 31, 2009. The monthly rental cost of the office space during the term of the lease is $24,776. The lease also provides for ALEC to pay various other amounts in connection with the upkeep and expenses associated with the common areas of the rental space.

ITEM 3. LEGAL PROCEEDINGS

Litigation

In the ordinary course of its business, the Company may from time to time become subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of its real estate or its operations.

We are a party in an action that was filed in Orange County, Florida and styled as Rock Investment Trust, P.L.C. and RIT, L.L.C. vs. Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., Case No. CIO-01-4874, Ninth Judicial Circuit, Orange County, Florida. In June, 2001, after almost 2 years from receiving notice from Malcolm Wright that one Mr. Roger Smee, doing business under the names Rock Investment Trust, PLC (a British limited company) and RIT, LLC (a Florida limited liability company) (collectively, the Smee Entities) had defaulted under various agreements to loan or to joint venture or to fund investment into various real estate enterprises founded by Mr. Wright, the Smee Entities brought the Lawsuit against Mr. Wright, American Leisure, Inc. (ALI) and several other entities. The gravamen of the initial complaint is that the Smee Entities made financial advances to Wright with some expectation of participation in a Wright real estate enterprise. In general, the suit requests either a return of the Smee Entities alleged advances of $500,000 or an undefined ownership interest in one or more of the defendant entities. Mr. Wright, American Leisure, Inc., and Inversora Tetuan, S.A., have filed a counterclaim and cross complaint against the Smee Entities and Mr. Smee denying the claims and such damages in the amount of $10 million for the tortuous acts of the Smee entities. In the unlikely event the matter ever proceeds to trial and the court rules that Mr. Wright is liable under his guarantee of the American Leisure, Inc. obligation to Smee, it is believed that such a ruling would not directly affect American Leisure Holdings, Inc. The litigation has been in abeyance, with no activity by the Smee entities for one year, and is not currently set for trial. We expect that this case will either be dismissed for lack of activity or will result in a judgment in favor of Malcolm Wright.

In March 2004, Manuel Sanchez and Luis Vanegas as plaintiffs filed a lawsuit against American Leisure Holdings, Inc. American Access Corporation, Hickory Travel Systems, Inc., Malcolm J. Wright and L. William Chiles, et al., seeking a claim for securities fraud, violation of Florida Securities and Investor Protection Act, breach of their employment contracts, and claims for fraudulent inducement. All defendants have denied all claims and have a counterclaim against Manuel Sanchez and Luis Vanegas for damages. The litigation commenced in March 2004. No material activity has occurred in this case, and we do not expect any activity in the near future. The claims are without merit and the claims are not material to us. We intend to vigorously defend the lawsuit.

In early May 2004, Around The World Travel, Inc. substantially all of the assets of which we purchased, filed a lawsuit in the Miami-Dade Florida Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. They were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against Around The World Travel and American Leisure Holdings, Inc. in an action styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that Around The World Travel has breached the contracts and also that American Leisure Holdings, Inc's and Around The World Travel’s Chief Executive Officers were complicit with certain officers and directors of Around The World Travel in securing ownership of certain assets for American Leisure Holdings, Inc. that were alleged to have been a business opportunity for Around The World Travel. This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamlesss attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us. On February 9, 2007, the court heard AMLH, ALEC, and Mr. Wright’s motion to dismiss the various counts of the complaint.  The court dismissed with prejudice the E-Traveleaders / Seamless claims for rescission, constructive trust, and civil conspiracy.  It dismissed without prejudice the claims for tortuous interference and priority as against TraveLeaders, and allowed the breach of contract claims to continue.  We believe that with further discovery, the court will dismiss or grant to AMLH, ALEC, and Mr. Wright summary judgment on all remaining or repleaded counts.

On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel and former owners of the assets of TraveLeaders. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock of Around The World Travel; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. The plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorneys fees. The plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorneys fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. Our counsel filed various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying document that grants exclusive jurisdiction to the courts located in Cook County, Illinois. The parties are currently in discussions regarding a cessation of the litigation while the plaintiffs seek relief from unrelated parties.

On August 10, 2006, Patsy Berman and Berman Mortgage Corporation served a complaint against Tierra del Sol Resort, Inc., Malcolm Wright, our Chief Executive Officer and Chairman, and a non-existent entity, Vantage Circa 39 Condotel Limited Partnership ("Vantage"), in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges that Tierra del Sol and Vantage sought loans, that the plaintiffs offered to make loans, that Mr. Wright guaranteed the loans, that valid contracts were formed, and that because such loans did not close, the plaintiffs claim $3,550,000 in damages, representing funding fees, brokerage fees, and interest. We have concluded that the plaintiffs' complaint is wholly frivolous. We filed a Motion to Dismiss and a Motion for sanctions against the plaintiffs of the lawsuit, for failure to state a good faith claim in law or fact and the court granted the motion to dismiss without prejudice. Berman filed an amended complaint, and we responded with another motion to dismiss and motion to strike the request for a jury trial. The motions will be heard by the court in May 2007.

Lufthansa City Center, et al (“LCC”) v. Hickory Travel Systems, Inc.  LCC has sued for Breach of Contract or, alternatively, Breach of a Settlement Agreement.  Hickory and LCC entered an agreement whereby LCC would exclusively use Hickory’s hotel program and Hickory would pay $110,000 per year to LCC.  LCC did not bring the promised value to the deal.  Additionally, LCC entered an agreement with a competitor for hotel services prior to termination of the agreement.  Hickory vigorously disputes the allegations in the complaint and intends to counterclaim to recoup the damages from LCC’s breach of the agreement.

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

We did not submit any matters to a vote of security holders during the fourth quarter of 2006.

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

	High Bid	Low Bid

December 31, 2006	$1.15	$0.61
September 31, 2006	$1.20	$0.64
June 30, 2006	$1.80	$0.90
March 31, 2006	$1.95	$0.93

December 31, 2005	$1.50	$0.86
September 30, 2005	$1.50	$0.76
June 30, 2005	$3.00	$1.50

(1) Our common stock was de-listed from the OTCBB during the period from May 21, 2004 to January 26, 2005, as a result of one delinquent filing with the Commission. Our common stock was cleared for quotation on the OTCBB on January 26, 2005. As of December 31, 2006, the Company had approximately 330 holders of record of its common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

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

Recent Sales Of Unregistered Securities

The Company has issued the following securities without registration under the Securities Act of 1933 (the "Act" or the "Securities Act") during the period covered by this report:

Pursuant to a Stock Purchase Agreement SIBL, effective June 30, 2006, we sold all of our interest in our former wholly owned subsidiary CLM, along with a promissory note payable to us by CLM in the amount of $5,663,274, which amount evidences our total investment in CLM, for an aggregate purchase price of $5,663,275. In connection with the purchase, SIBL also agreed to exchange the interest on several of our outstanding promissory notes with SIBL, and to amend the due date of such notes, described in greater detail above under "Recent Events," and we agreed to grant SIBL a warrant to purchase 355,000 shares of our common stock at an exercise price of $10.00 per share, which warrants have an expiration date of April 30, 2008, and contain certain anti-dilution clauses, whereby if we grant any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price. We relied on an exemption from registration set forth in Section 4(2) of the Act in issuing the securities as the issuance of the securities did not involve a public offering, the recipient acquired the securities for investment purposes and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by us.

In August 2006, we agreed to grant Mr. Jason Williams, our current Associate General Counsel and Assistant Secretary, warrants to purchase up to 50,000 shares of our common stock at an exercise price of $1.02 per share immediately upon his entry into an Employment Agreement and agreed to grant him an additional 25,000 warrants upon the one and two year anniversaries, respectively, of his employment, assuming he is still employed by us at those times (which warrants were granted in December 2007). We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

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

On December 22, 2006, pursuant to a Warrant Participation Agreement, we agreed to grant Stanford International Bank Limited, and six of its assigns, warrants to purchase up to a 25% participation interest in the net proceeds (defined as the proceeds realized upon the disposition or refinancing of the Property, less our cost basis, excluding any operating losses or profits) realized by us upon the disposition of the real property located at 740 Ocean Drive, Miami Beach, Florida, known as the Boulevard Hotel (the "Property"). We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In December 2006, we granted Malcolm J. Wright, our Chief Executive Officer and Chairman an aggregate of 585,000 warrants to purchase shares of our common stock at an exercise price of $1.02 per share, in connection with Mr. Wright’s guaranty of certain of our outstanding loans and debts pursuant to a Debt Guaranty Agreement previously entered into with Mr. Wright. We relied on an exemption from registration set forth in Section 4(2) of the Act in issuing the securities as the issuance of the securities did not involve a public offering, the recipient acquired the securities for investment purposes and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by us.

In December 2006, we granted an aggregate of 300,000 warrants to purchase shares of our common stock at an exercise price of $1.02, to three employees of the Company, which options shall expire if unexercised on December 22, 2010. Of the warrants granted, 100,000 warrants were granted to Omar Jimenez, who was later appointed as our Chief Financial Officer in April 2007, and the additional 200,000 warrants were granted to two other employees in consideration for past services rendered. We relied on an exemption from registration set forth in Section 4(2) of the Act in issuing the securities as the issuance of the securities did not involve a public offering, the recipients acquired the securities for investment purposes and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by us.

On January 30, 2007, AMLH entered into a promissory note with Applebee Holding Company in the amount of $150,000 at 4% for seven years. As part of the agreement, 2,840 shares of AMLH Series E Convertible Preferred Stock were issued bearing a 4% per annum cumulative preferred dividend rate, par value of $.001 and convertible into AMLH common stock at a strike price of $15.00 per share. We relied on an exemption from registration set forth in Section 4(2) of the Act in issuing the securities as the issuance of the securities did not involve a public offering, the recipient acquired the securities for investment purposes and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by us.

In March 2007, we issued Anthony Lastumbo 504 shares of our Series E Preferred Stock, which shares of Preferred Stock we had previously agreed to issue pursuant to and in connection with our purchase of the assets of AWT in December 2004. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

We previously planned to integrate the administrative operations of Hickory and TraveLeaders; however, the integration process was slower than we anticipated and we have since abandoned our plans to integrate those operations. We are currently evaluating our options regarding Hickory and TraveLeaders, including whether we should sell either of those divisions. Additionally, time has been required to analyze and determine the impact, if any, of certain litigation commenced by Around The World Travel regarding its contracts with Seamless Technologies, Inc. and others, as discussed in "Legal Proceedings," herein.

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

During the year ended December 31, 2006, we generated modest revenues from our call center joint venture in Antigua. Effective June 30, 2006, we sold our call center operations to Stanford, as described in greater detail above under "Recent Events."

We believe that the capital requirement for the first phase of the resort will be approximately $136,500,000, of which $9,000,000 will be for the resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. On or about December 29, 2005, we closed on $54.85 million of senior debt to be used in the development of The Sonesta Orlando Resort at Tierra Del Sol (the "Project"), described in greater detail above. KeyBank, N.A. is the lender of a credit facility for the benefit of AMLH. The credit facility is a land loan in the amount of $14,850,000, which is secured by Project land on phase two of the Sonesta Resort, that is dedicated to specific phases of the development. KeyBank had also originally agreed to provide us a $40,000,000 revolving construction loan, for up to $72,550,000 in funding, however we have since decided not to move forward with such funding. KeyBank Capital Markets had the underwriting role in the sale of the Community Development District Bonds. We are in the process of negotiating with several lenders for a construction loan for the condominiums and anticipate that such loan will be evidenced by a firm commitment during the second quarter of 2007, of which there can be no assurance. Financing for the balance of the development budget, which includes infrastructure, retention, roads and green space of approximately $26,000,000, was through the sale of Westridge Community Development District bonds which was completed on December 29, 2005, as described above.  In June 2005, we began the earth moving and clearing process on the land for the resort and have completed approximately 90% of the grading and the underground infrastructure on the property to date. We began the vertical construction of Phase 1 of the property in the first quarter of 2007. We have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse. We anticipate that such loan will be evidenced by a firm commitment during the second quarter of 2007, but we have no assurances that a commitment will be secured on favorable terms, if at all. Assuming we are able to enter into a subsequent funding arrangement, we believe that we have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately.

If no funding is raised subsequent to the filing of this report, we anticipate being able to satisfy our cash requirements for approximately two to three months. We anticipate the need for approximately $85,000,000 in additional funding during the next twelve months to meet our construction and overhead demands in connection with the construction of the Sonesta Resort.

Known Trends, Events, And Uncertainties

We expect to experience seasonal fluctuations in our gross revenues and net earnings due to higher sales volume during peak periods. Advertising revenue from the publication of books by Hickory that list hotel availability is recognized either when the books are published (December) or on a performance basis throughout the year, depending on the contractual terms. This seasonality may cause significant fluctuations in our quarterly operating results and our cash flows. In addition, other material fluctuations in operating results may occur due to the timing of development of resort projects and our use of the completed contracts method of accounting with respect thereto. Furthermore, costs associated with the acquisition and development of vacation resorts, including carrying costs such as interest and taxes, are capitalized as inventory and will be allocated to cost of real estate sold as the respective revenues are recognized. We intend to continue to invest in projects that will require substantial development and significant amounts of capital funding during 2007 and in the years ahead.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern Considerations

We have incurred losses during our existence and we have negative retained earnings. We had an accumulated deficit of $21,607,362 at December 31, 2006 and a net loss of $8,148,896 for the year ended December 31, 2006. We expect our travel operations for the year ended December 31, 2007, to require additional working capital of approximately $2,000,000 and Hickory to require approximately $500,000 in working capital during the next twelve months. If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations and/or to complete the construction of our planned vacation homes, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenues and expenses from our TraveLeaders business are not included in our results as the same are borne by Around The World Travel, Inc., the former third party manager of the business from January 1, 2005 through July 31, 2006. We recognized as revenue only the net operating results of TraveLeaders operations after deducting the management fee paid to Around The World Travel of 10% of net earnings before interest expense, taxes, depreciation and amortization through July 31, 2006.

Thereafter, gross revenues are recognized by our wholly owned subsidiary ALEC. Specifically, commission revenues for cruises, hotel and car rentals are recognized upon completion of travel, hotel stay or car rental. Commission fees for ticketing are recognized at the time of departure.

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

COMPARISON OF OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

We had total revenues of $27,720,133 for the year ended December 31, 2006, compared to total revenues of $19,778,081 for the year ended December 31, 2005, an increase in total revenues of $7,942,052 or 40.2% from the prior period. Revenues for the year ended December 31, 2006, consisted of operating revenues of $14,590,886, which increased $6,832,805 or 88.1% over operating revenues of $7,758,081 for the year ended December 31, 2005 and undeveloped land sales of $13,129,247, which increased $1,109,247 or 9.2% over undeveloped land sales of $12,020,000 for the year ended December 31, 2005, which was due to higher valued land sales during the year ended December 31, 2006, compared to 2005.

Our operating revenues increased due to our termination of our management agreement with AWT on August 1, 2006. Previous to that date, AWT managed our travel division, and we recognized revenues and expenses based on EBITDA (earnings before the deduction of interest, tax, depreciation and amortization expenses) and subsequent to that date, we recognized gross revenues received, which were much higher than the EBITDA amounts for the periods from August 1, 2006 to December 31, 2006, which in turn increased our revenues for the year ended December 31, 2006.

Operating revenues for the year ended December 31, 2006, included approximately $13,509,000 in revenues from our travel services division, HTS; $2,071,000 in revenues from our real estate division, ALEC; $1,168,000 in revenues from our hospitality division; offset by $2,157,000 in elimination of consolidated results of operations.

We had total cost of operating revenues of $12,647,116 for the year ended December 31, 2006, compared to total cost of operating revenues of $5,513,367 for the year ended December 31, 2005, an increase in total cost of operating revenues of $7,133,749 or 129.4% from the prior period. Our cost of operating revenues increased due to the termination of our management agreement with AWT, as described above, due to the fact that under the management agreement we recognized revenues for our travel division after costs of operating revenues were already deducted from those revenues and from August 1, 2006 to December 31, 2006, after we terminated the management agreement, we recognized direct expenses from our travel division, which in turn increased our overall cost of operating revenues for the year ended December 31, 2006.

We had total cost of undeveloped land sales of $9,796,634 for the year ended December 31, 2006, compared to total cost of undeveloped land sales of $8,122,562 for the year ended December 31, 2005, and increase of $1,674,072 or 20.6% from the prior period.

We had a total gross margin of $5,276,383 for the year ended December 31, 2006, compared to a total gross margin of $6,142,152 for the year ended December 31, 2005, a decrease in total gross margin of $865,769 or 14.1% from the prior period, which decrease in gross margin was mainly due to the 129.4% increase in cost of operating revenues and the 20.6% increase in the cost of undeveloped land sales, which was not sufficiently offset by the 88.1% increase in operating revenues and the 9.2% increase in undeveloped land sales for the year ended December 31, 2006, compared to the year ended December 31, 2005.

We had total depreciation and amortization expenses of $784,155 for the year ended December 31, 2006, compared to total depreciation and amortization expenses of $827,237 for the year ended December 31, 2005, a decrease in total depreciation and amortization expenses of $43,082 or 5.2% from the prior period, which decrease was due to the fact that our call center business was sold effective as of June 30, 2006, and the fact that such operations were therefore not depreciated during the six months ended December 31, 2006.

We had total general and administrative expenses of $3,609,487 for the year ended December 31, 2006, compared to total general and administrative expenses of $5,028,139 for the year ended December 31, 2005, a decrease in total general and administrative expenses of $1,418,652 or 28.2% from the prior period, which decrease was mainly due to the fact that AWT had payroll and office rental expenses that were not assumed by us after the AWT management agreement was terminated in August 2006, as well as the fact that we closed down several travel center offices during the year ended December 31, 2006, which caused our expenses for the year ended December 31, 2006, to be lower than our expenses for the year ended December 31, 2005.

We had a write-off of advances to receivables from AWT of $6,588,579 for the year ended December 31, 2006, which was not represented during the year ended December 31, 2005, which write-off was due to loans and advances owed from AWT to us and earnings owed from AWT to ALEC which were not collectible and therefore written off.

We had total operating expenses of $10,982,221 for the year ended December 31, 2006, compared to total operating expenses of $5,855,376 for the year ended December 31, 2005, a decrease of $5,126,845 or 87.6% from the prior period. The decrease in operating expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005 was mainly due to the $6,588,579 write-off of advances to receivables from AWT.

We had total interest expense of $5,183,620 for the year ended December 31, 2006, compared to total interest expense of $3,317,033 for the year ended December 31, 2005, an increase in interest expense of $1,866,587 or 56.3% from the prior period, which increase in interest expense was mainly in connection with interest on the loans we entered into in the fourth quarter of 2005, which accrued interest only during the fourth quarter of 2005, but during all four quarters of 2006, including the Reedy Creek Loan and Land Loan (described above).

We a had loss from operations of $10,889,458 for the year ended December 31, 2006, compared to loss from operations of $3,030,257 for the year ended December 31, 2005, an increase in loss from operations of $7,859,201 or 259.4% from the prior period.

We had total provision for income taxes of $4,376 for the year ended December 31, 2006, compared to $5,004 in income tax provision for the year ended December 31, 2005, a decrease of $628 or 12.5% from the prior period.

We had $2,744,938 in gain from discontinued operations for the year ended December 31, 2006, compared to a loss from discontinued operations of $1,050,564 for the year ended December 31, 2005, an increase in gain from discontinued operations of $3,795,502 or 361.3% from the prior year.

Gain from discontinued operations for the year ended December 31, 2006 was due to the call center operations of Caribbean Media Group, Ltd. ("Caribbean Leisure Marketing"), our former wholly owned subsidiary, which owns 49% of Caribbean Media Group, Ltd. Subsequent to June 30, 2006, we sold Caribbean Leisure Marketing to Stanford, as described in greater detail above. The increase in gain from discontinued operations for the year ended December 31, 2006, compared to the year ended December 31, 2005, was due to the call center operations being profitable during the year ended December 31, 2006 (during the time we operated such call center, i.e. until June 30, 2006) and was operating at a loss during the year ended December 31, 2005.

We had a total net loss of $8,148,896 for the year ended December 31, 2006, compared to total net loss of $4,085,825 for the year ended December 31, 2005, an increase in net loss of $4,063,071 or 99.4% from the prior period, which increase in net loss was mainly due to the operations of HTS, which accounted for approximately $283,000 of net loss and the operations of ALEC, which accounted for approximately $5,548,000 in net loss, coupled with approximately $243,000 of net loss from our call center operations which we sold, effective June 30, 2006, and a further decrease in net income of approximately $6,588,579 in connection with the write-off of advances to receivables from AWT.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets as of December 31, 2006, of $7,282,498, consisting of cash of $1,110,000, restricted cash of $1,030,921, accounts receivable, net of $3,148,730, other receivable of $217,233, and prepaid other expenses and other of $1,775,614. This represented a decrease in total current assets of $3,874,234 or 34.7% from total current assets of $11,156,732 as of December 31, 2005, which decrease was mainly due to the write-off of certain amounts owed by AWT, during the year ended December 31, 2006, as described above.

We had total non-current assets as of December 31, 2006 of $112,860,980, consisting of property and equipment, net of $9,170,540, land held for development of $71,930,263 and total other assets of $31,760,177.

Other assets as of December 31, 2006, consisted of restricted cash of $10,364,681, prepaid sales commissions of $9,804,036, prepaid sales commissions-affiliated entity of $3,443,851, goodwill of $4,559,134, trademark of $950,000 and other assets of $2,638,475.

The restricted cash represents funds held in escrow for deposits received for condo and townhome sales for the units at the Sonesta Resort. The escrowed funds will be applied to the purchase price by the buyer at closing. Also included in the escrowed funds are the equity requirements from KeyBank of $1.03 million as part of the credit facilities described above. The funds are not readily available to the Company and can only be disbursed with the consent of KeyBank to be used for the construction of Sonesta Resort.

We had total current liabilities as of December 31, 2006 of $56,631,757, which included current maturities of long-term debt and notes payable of $35,681,931, current maturities of notes payable-related parties of $7,480,395, accounts payable and accrued expenses of $4,518,175, accrued expenses-officers of $2,795,000 and other expenses of $6,156,256.

In June 2006, Malcolm J. Wright, our Chief Executive Officer and Chairman was paid $1,540,500 in accrued salaries and interest which he was owed. Accrued expenses-officers as of December 31, 2006, included $2,225,000 in salaries and $202,500 interest due to Mr. Wright. Mr. Wright's accrued and unpaid salaries accrue interest at the rate of 12% per year until paid. Additionally included in accrued expenses-officers was $345,000 owed to L. William Chiles, the Chief Executive Officer of Hickory and our Director, which included $300,000 of unpaid salary accrued to Mr. Chiles and $45,000 of accrued interest on such unpaid salary. Total current liabilities as of December 31, 2006 increased $43,859,446 or 343.4% from total current liabilities of $12,772,311 as of December 31, 2005. The increase in current liabilities was mainly attributable to an increase of $32,029,696 or 876.9% in current maturities of long term debt and notes payable which increase was mainly due to the Reedy Creek Acquisition Company loan, the SIBL and Stanford loans and the Banker's Credit loan, which are due and payable within the next twelve months.

As of December 31, 2006, we owed $7,480,395 in connection with current portion of notes payable to related parties including $310,363 owed to our Director, L. William Chiles.

We had long term debt and notes payable of $21,583,106 and note payable - related parties, net of current liabilities of $3,353,252, as of December 31, 2006, put liability of $985,000, and $37,465,685 of deposits on unit pre-sales as of December 31, 2006.

The put liability was in connection with 197,000 shares of common stock issued to Harborage Leasing Corporation (“Harborage”) in connection with our entry into a purchase agreement with Harborage in March 2006, which was effective as of December 31, 2005, whereby we purchased the minority interest in Tierra Del Sol, Inc. from Harborage for a promissory note in the amount of $1,411,705 ("Harborage Note"), which was paid in August 2006; the right to receive, without payment, two (2) three-bedroom condominium units to be constructed in Phase 2 of the Sonesta Resort, or in the event title to both such units is not delivered by December 31, 2007, then, in lieu thereof, payment of $500,000 for each such unit that is not transferred by such date; 197,000 shares of the Company's common stock; and warrants to acquire 300,000 additional shares of the Company's common stock at an exercise price of $5.00 per share. Harborage had the right to require the Company to purchase all or a portion of the Harborage 197,000 shares at $5.00 per share, during the six month period commencing January 1, 2008 and ending June 30, 2008.

We had total negative working capital of $49,349,259 and a ratio of current assets to current liabilities of 0.129 as of December 31, 2006.

We had net cash used by operating activities of $30,693,906 for the year ended December 31, 2006, which was mainly due to net loss of $8,148,896 and $35,784,094 of increase in land held for development, offset by $8,313,134 of increase in accounts payable and accrued expenses, $6,588,579 of write-off of advances and receivables from AWT and $2,102,276 of non-cash interest expense.

We had $793,979 of net cash provided by investing activities for the year ended December 31, 2006, which was due to $1,069,079 of increase in restricted cash, offset by $275,100 of acquisition of fixed assets.

We had cash provided by financing activities of $30,729,065 for the year ended December 31, 2006, which was due to $33,285,535 of proceeds from the sale of notes payable and $308 from the proceeds of the exercise of warrants, which was offset by $2,556,778 of payment of debt.

We expect that we will require approximately $2,500,000 through the end of the 2007 fiscal year for working capital for our travel management and services businesses and up to $85,000,000 for construction and overhead on our Sonesta Resort, as described below.

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be approximately $135,500,000 of which $8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. As of December 31, 2006, approximately $14,352,900 had been advanced to the Company pursuant to the Land Loan (as described and defined above).

On December 30, 2005, we closed on an aggregate of $54,850,000 in senior debt to be used in the development of The Sonesta Orlando Resort at Tierra Del Sol. KeyBank, N.A. is the lender of the senior debt, which was provided to us in the form of two credit facilities. The first is a land loan in the amount of $14,850,000, which is secured by Project land that is dedicated to specific phases of the development. The second was a $40,000,000 revolving construction loan that we originally planned to use to fund the development and construction for Phase 1 of the Sonesta Resort, but which we subsequently decided not to use. We have received approximately three letters of intent with various lenders and anticipate finalizing the funding of the construction loan during the second quarter of 2007, of which there can be no assurance. We also have funding in the amount of $25,825,000 from the Westridge Community Development District ("CDD" or the "District"), which bonds will be used to pay for infrastructure facilities for public purposes such as water supply and retention systems, roadways, green space and nature recreation areas. In addition to the KeyBank provided senior debt, the Project is also benefiting from $25,825,000 in bonds issued by the CDD, a special purpose taxing district formed for the purpose of financing the installation of vital public services such as water supply and retention, sanitary and storm water sewer systems, roadways and the landscaping attendant to those uses. The CDD supports these initiatives, through the provision of capital and maintenance, via a tax upon the property owners of the district that utilizes a low finance rate (5.8% per annum) and a long-term amortization of the capital costs (30 years).

The first phase of site work on the Sonesta Resort, at an estimated cost exceeding $19 million, will be funded by the CDD via the sale by the CDD of bonds issued on a non-recourse basis to the Company ("CDD Bonds"). The CDD was initially created by the Company in September 2003 and enabled by an order of a Florida State District Court. The CDD Bond issue was underwritten by KeyBanc Capital Markets Group in the amount of $25,825,000. The first issue of the CDD Bonds was successfully sold and closed simultaneous with the closing of the Key Bank senior debt facilities. Upon closing of the loan, we repaid $7,862,250 of short-term debt plus accrued interest of approximately $256,512. This short-term debt originally matured on March 31, 2005, but it was extended until the closing of the KeyBank credit facilities in December 2005.

We had borrowed approximately $14,352,900 pursuant to the land loan as of December 31, 2006. We hope to obtain alternate financing for the amounts which were originally to be loaned to us by KeyBank pursuant to the Construction Loan, which alternate financing we anticipate finalizing in the second quarter of 2007, of which there can be no assurance. Assuming we raise such additional funding, we believe that such funding and the bond sale proceeds will provide sufficient capital for the construction of Phase 1 of The Sonesta Orlando Resort at Tierra Del Sol. In June 2005, we began the earth moving and clearing process on the land for the Sonesta Resort, and have completed approximately 90% of the grading and underground infrastructure to date. We began the vertical construction of Phase 1 in the first quarter of 2007. We will need to raise additional capital to begin and complete Phase 2 of the Sonesta Resort, assuming the construction of Phase 1 is successful, of which there can be no assurance. Additionally, we will need to raise significant capital to plan and construct our planned development activities on our Reedy Creek Property.

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

The Stock Purchase Agreement provided that we would sell SIBL, all of our interest in CLM, along with a promissory note payable to us by CLM in the amount of approximately $5,663,275, which amount evidences our total investment in CLM, for an aggregate purchase price of approximately $5,663,275. The sale of CLM resulted in a gain of $2,988,082, which is represented above in our net cash provided by operating activities as "gain on sale of subsidiary." In connection with the purchase, SIBL also agreed to forgive the interest on several of our outstanding promissory notes with SIBL, and to amend the due date of such notes, described in greater detail below, and we agreed to grant SIBL a warrant to purchase 355,000 shares of our common stock at an exercise price of $10.00 per share, which warrants have an expiration date of April 30, 2008, and contain certain anti-dilution clauses, whereby if we grant any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price.

In connection with the Stock Purchase Agreement, SIBL exchanged the following debts which we owed to SIBL: a $1,250,000 promissory note and accrued interest thereon through June 30, 2006; a $2,100,000 promissory note and accrued interest thereon through June 30, 2006; all accrued and unpaid interest on our $6,000,000 note with SIBL as of June 30, 2006; all accrued and unpaid interest on our $3,000,000 promissory note payable to SIBL as of June 30, 2006; $262,885 of the $331,178 of accrued interest on our $8,000,000 promissory note payable to SIBL, and all accrued fees on our $6,000,000 letter of credit, which SIBL agreed to guaranty in connection with the KeyBank loans.

Additionally, in connection with the Stock Purchase Agreement, SIBL also agreed to restate the due dates of the notes which we owe to SIBL, including, the $6,000,000 note, which now has a maturity date of December 31, 2008; the $3,000,000 note, which now has a maturity date of December 1, 2008; the $1,355,000 note, which now has a maturity date of December 31, 2008; the $8,000,000 Reedy Creek loan note, which has since been increased to $13,420,000 and extended until June 30, 2007; and the $305,000 note, which has a maturity date of January 1, 2008.

Finally, pursuant to the Stock Purchase Agreement, we and SIBL agreed that CLM would be released and discharged from any liability under the $6,000,000 note or the $305,000 note with SIBL, which it previously agreed to guarantee.

On August 16, 2006, pursuant to a Purchase Agreement between us and SIBL, a promissory note in the principal amount of $750,000 made by Scott Roix in favor of SIBL was purchased from SIBL for 235,000 shares of our common stock and a five year warrant to purchase up to 235,000 shares of our stock at an exercise price of $20 per share. The note has a maturity date of June 30, 2008 and bears interest at the rate of 8% per annum. As of December 31, 2006, the balance of the promissory note totaled $500,000.

At December 31, 2006, we had an outstanding principal balance of $6,000,000 under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 6% per annum payable accruing from July 1, 2006 quarterly in arrears and matures on December 31, 2008. We previously issued 355,000 warrants with a strike price of $10 per share with a maturity of April 30, 2008 to Stanford to replace the conversion feature of the credit facility whereby the loan could previously be converted into shares of our common stock at a conversion price of $15.00 per share in connection with our entry into the Stock Purchase Agreement with SIBL. The $6,000,000 credit facility is guaranteed by Malcolm J. Wright, our Chief Executive Officer and Chairman and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of our subsidiary, American Leisure Marketing & Technology, Inc. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Stanford, credit facility.

As of December 31, 2006, we had an outstanding principal balance of $3,000,000, under another secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum accruing from July 1, 2006 payable quarterly in arrears and matures on January 1, 2008. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

As of December 31, 2006, we had a total of $1,355,000 outstanding under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum and matures on January 1, 2008. Interest on the credit facility accrues from July 1, 2006 and is due quarterly in arrears. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share.

As of December 31, 2006 we had another credit facility in the amount of $305,000 with Stanford. The credit facility bears interest at 8.0% per annum and accrues interest from July 1, 2006 and is secured by the assets and stock of the Company. The credit facility is due on January 1, 2008.

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the establishment of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan"), however, as consideration for the purchase of the Antiguan call center, SIBL exchanged this note and $191,100 of accrued interest and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"), the fees for which amounting to $540,000, were also exchanged as consideration for the purchase of the Antiguan call center, as described above. As additional consideration for this financial assistance, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of our common stock at an exercise price of $0.001 per share. Additionally, in January 2006, in connection with the SIBL Reedy Creek Loan, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $0.001 per share. The warrants expire 5 years from issuance. The warrants contain anti-dilution provisions, including a provision which requires us to issue additional shares under the warrants if we issue or sell any common stock at less than $1.02 per share, or grant, issue or sell any options or warrants for shares of the Company's common stock to convert into shares of our common stock at less than $1.02 per share. If we do issue or sell common stock, which would cause a re-pricing of the warrants issued to SIBL, it would likely have an adverse effect on the trading value of our common stock and could cause substantial dilution to our then shareholders.

On March 13, 2007, we entered into a $10,000,000 Credit Agreement with SIBL, whereby SIBL agreed to loan us $10,000,000 to use for the construction and development of Phase II of the Sonesta Resort. The loan was evidenced by a $10,000,000 Promissory Note, which bears interest at the rate of 10% per annum. The Promissory Note is secured by a second priority security interest and lien on the land underlying Phase II of the Sonesta Resort, all buildings, structures and other improvements on such land, and all fixtures, equipment, goods, inventory or property owned by us currently or in the future, which security interests are evidenced by a Mortgage and Security Agreement, which we and several of our wholly owned subsidiaries entered into with SIBL in connection with the Credit Agreement. The loan is due in full and payable along with any accrued and unpaid interest on March 13, 2008. Any amounts not paid when due under the loan bear interest at the rate of 15% per annum.

The Credit Agreement provides for additional advances to be made to us in an amount not to exceed $750,000, assuming that certain conditions are met by us in the future, including (a) that SIBL has received current financial information regarding our operations (as further described in the Credit Agreement) and that we have issued SIBL 26,250 warrants to purchase shares of common stock and (b) that we are able to obtain additional loans in an aggregate amount of $750,000 from parties other than SIBL; and an additional loan in an amount not to exceed $1,500,000, assuming (a) and (b) above and that we have issued additional warrants (to be determined prior to such additional advance), to SIBL.

All of our credit facilities with SIBL contain customary covenants and restrictions, including covenants that prohibit us from incurring certain types of indebtedness, paying dividends and making specified distributions. Failure to comply with these covenants and restrictions would constitute an event of default under our credit facilities, notwithstanding our ability to meet our debt service obligations. Upon the occurrence of an event of default, the lender may convert the debt to the Company's common stock, accelerate amounts due under the applicable credit facility, and may foreclose on collateral and/or seek payment from a guarantor of the credit facility. At December 31, 2006, we believe we were in compliance with the covenants and other restrictions applicable to us under each credit facility.

Resorts Funding Group, LLC Credit Facility

We have received $2,905,000 from Resorts Funding Group, LLC, which has been matching the funds from the SIBL Credit Agreement (see above) through the end of March 2007.

We intend to enter into an agreement with Resorts Funding Group, LLC, on similar terms and conditions to those of the SIBL Credit Agreement.

Our subsidiary Hickory Travel Systems, Inc. owes $250,000 to Sabre, Inc. ("Sabre"), which final payment of $250,000 on such amount was due December 31, 2003. The amount originally accrued interest at 8% per annum and is secured by the personal guaranty of L. William Chiles who is a Director of the Company. Interest has not been paid or accrued on this amount since December 31, 2003, as there is no interest penalty or default rate applicable to the final unpaid payment. Sabre has not requested the final payment of $250,000 of the amount due from Hickory to date.

Additionally, Hickory has a $375,900 loan through the U.S. Small Business Administration ("SBA") of which $361,272 had been drawn as of December 31, 2006. The SBA loan is due by May 2033 and bears interest at 4% per annum with principal and interest payments of approximately $1,862 due monthly from May 2005 until May 2033. The SBA note is secured by Hickory's assets and the personal guaranty of L. William Chiles, who is our Director.

In connection with our purchase of the assets of Around The World Travel, Inc. ("AWT"), as of December 31, 2006, there is a balance from those notes we assumed from AWT of $2,174,481.

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note had a principal balance of $8,000,000, bears interest at the rate of 8% per year and had a maturity date of December 31, 2006, but which date has since been verbally extended until June 30, 2007. The Amended Note was replaced in November 2006, by a Renewed, Amended and Increased Promissory Note in the amount of $12,200,000 (the "RC Note"), which was in turn replaced by an additional amendment, which increased the amount of the note to $13,420,000, and a fourth amendment in January 2007, which increased the amount of the note to $15,300,000, in connection with a $1,880,000 advance received from Reedy Creek (the “Amended RC Note”). The Amended RC Note is due and payable on June 30, 2007, with $8,000,000 of the Amended RC Note bearing interest at the rate of 8% per annum and the remaining $7,300,000 bearing interest at the rate of 12% per annum.

The principal and accrued interest due on the Amended RC Note is due and payable on the maturity dates of the Amended RC Note. Upon an event of default as described in the Amended RC Note, SIBL has several rights and remedies, including causing the Amended RC Note to be immediately due and payable.

The Amended RC Note is secured by a second lien on the Reedy Creek Property. It is guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure such loan facility. In consideration for Mr. Wright's guarantee, and pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright earned a fee equal to three percent (3%) of the principal amount of the Amended Note. The Company paid this fee through the grant of warrants to Mr. Wright to purchase 240,000 shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration of the guaranty.

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

The Bankers Credit loan is evidenced by a Promissory Note which previously accrued interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the note as of March 13, 2007 was 15% (with a prime rate, as reported by the Wall Street Journal of 8.25%). In February 2007, we entered into an Amended and Restated Promissory Note with Bankers Credit, which increased the amount of the note to $7,860,000 in connection with an $860,000 advance and extended the due date of the note from January 3, 2007 to February 1, 2008, and decreased the interest rate to the greater of prime rate plus 6.75% or 15%, which is equal to 15% as of the date of this filing (the "Bankers Credit Note").

Interest on the Bankers Credit Note is payable monthly. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit Note is subject to a 1% exit fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

The Bankers Credit Note is secured by a first lien on the Reedy Creek Property. Additionally, the Bankers Credit Note is guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Guaranty Agreement. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Bankers Credit, loan facility. In consideration for Mr. Wright's guarantee, and pursuant to an existing agreement between Mr. Wright and the Company, Mr. Wright earned a fee equal to three percent (3%) of the Bankers Credit Note. The Company paid this fee through the grant of warrants to Mr. Wright to purchase 210,000 shares of the Company's common stock at an exercise price of $1.02 per share. These warrants will expire 5 years from the expiration of the guaranty.

Reedy Creek Acquisition Company utilized the initial proceeds from the Bankers Credit loan to pay a portion of the amount owed on the existing first mortgage note issued to the sellers of the Reedy Creek Property. The holder of this mortgage agreed to release the mortgage in exchange for this payment.

In August 2006, we received an aggregate of $5,714,569 in loans from West Villas, Inc., Orlando Tennis Village, Inc. and Maingate Towers, Inc., entities controlled by Roger Maddock, a significant shareholder of the Company. The loans bear interest at the rate of 16% per annum until paid and are due and payable one year from the date such loans were made. The loans totaled $5,875,444 as of December 31, 2006.

On December 22, 2006 the Company acquired 100% of South Beach Resorts, LLC (“SBR” or “Resorts”) for $1,120,000 plus 25% participation interest granted to Stanford International Bank Limited in the net proceeds realized by SBR upon the disposition of its Boulevard Hotel property located in Miami Beach, Florida. We also entered into a note with Roger Maddock a significant shareholder of us, to evidence $3,590,811 in loans and advances Mr. Maddock had previously made to Resorts (the "Maddock Note"), the payment of which was guaranteed by us pursuant to a Guaranty Agreement, which amount totaled $3,353,252 as of December 31, 2006.

While we currently believe we have sufficient funds to continue our business plan, because we have decided not to move forward with the KeyBank Construction Loan, we will need to find alternative financing for the construction of Phase 1 of the Sonesta Resort, of which there can be no assurance.

On January 11, 2007, Resorts (which we now own) defaulted on a $7,700,000 loan which it sold to Marathon Structured Finance Fund L.P. ("Marathon") in June 2005, in connection with its original purchase of the Property. To date, the loan principal is $7,498,900; there is accrued interest of $79,910 plus other fees that amount to $567,968. Marathon has a mortgage interest on the Property in connection with the June 2005 loan.

A Forbearance Agreement was subsequently executed with Marathon to waive the default until April 11, 2007, provided SBR continues to make monthly interest payments on the debt outstanding and a principal payment of $750,000 was made on February 8, 2007. An additional forbearance to July 11, 2007 is allowed provided that an additional $500,000 principal payment is made on or before July 3, 2007.

On February 9, 2007, SBR entered into a 180 day, $750,000 loan agreement at the Wall Street Journal prime rate plus 1%, currently equal to 9.25%, with the prime rate at 8.25% as of the filing of this report, with International Property Investors AG, a corporation organized under the laws of Liechtenstein, secured by SBR’s property. The proceeds of the loan were used solely for the payment of fees owed by SBR to Marathon pursuant to the Forbearance Agreement.

We are currently working to secure new financing to replace the Marathon loan; however we can provide no assurances that such financing will be raised on favorable terms, if at all. The Marathon loan bears interest at the rate of the greater of (a) ten percent (10%) or (b) the London Interbank Offered Rate (LIBOR) plus seven percent (7%). The note also required a $180,000 exit fee to be paid at the time the loan was repaid, which amount has not been paid to date. Marathon may also require us to pay a 5% late payment fee in connection with our failure to repay the loan amount. We are required to pay the default rate of interest on the Marathon loan while obtaining a replacement loan. The default rate of interest is LIBOR plus twelve percent (12%), which was equal to approximately 17.4%, with the LIBOR at 5.4% as of the filing of this Report.

On January 30, 2007, AMLH executed a promissory note with Applebee Holding Company in the amount of $150,000 at 4% for seven years. As part of the agreement, 2,840 shares of AMLH Series E Convertible Preferred Stock were issued bearing a 4% per annum cumulative preferred dividend rate, par value of $.001 and convertible into AMLH common stock at a strike price of $15.00 per share.

We have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse which we anticipate will be finalized during the second quarter of 2007. Although we have received letters of intent with various lending parties, we can provide no assurances a commitment will be secured. Assuming we are able to enter into a subsequent funding arrangement, we believe that we will have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately.

However, even if we are able to secure sufficient financing for the construction of Phase 1 of the Sonesta Resort, moving forward, our growth and continued operations may be impaired by limitations on our access to the capital markets. In the event that our current anticipated costs of developing the Sonesta Resort and/or the Reedy Creek Property, are more than we anticipate, and/or our other travel service operations do not continue to generate revenue at their current levels, we may not have sufficient funds to complete such construction projects and/or repay amounts owed on the notes payable described above. As a result, we may be forced to reduce our annual construction goals and maintain our operations at current levels, and/or scale back our operations which could have a material adverse impact upon our ability to pursue our business plan and/or the value or common stock. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will not involve issuing additional securities senior to our common stock or equity financings which are dilutive to holders of our common stock.

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

RISK FACTORS

RISKS RELATING TO OUR CAPITAL AND LIQUIDITY NEEDS

WE HAVE A LIMITED HISTORY OF OPERATIONS AND WE HAVE A HISTORY OF OPERATING LOSSES.

Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra Del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As of December 31, 2006, we had an accumulated deficit of $21,607,362 and negative working capital of $52,541,876. If we are unable to obtain profitable operations and/or meeting our current liabilities, we could be forced to curtail or abandon our operations, which could cause any investment in the Company to become worthless.

WE MAY NOT GENERATE ENOUGH OPERATING REVENUE OR CAPITAL TO MEET OUR OPERATING AND DEVELOPMENT COSTS.

Our costs of establishing our business models for both the Travel Division and the Resort Development Division, including acquisitions and the due diligence costs of that process, together with the un-financed development costs incurred in the Resort Development Division requires significant capital. Historically, our sources for capital have been through loans from our founding and majority shareholders as well as from loans from our capital partner, Stanford. On December 29, 2005, certain affiliates of the Company closed two (2) credit facilities with Key Bank related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving construction loan which we planned to use to construct Phase 1 of the Sonesta Resort (the "Construction Loan"), but which we have subsequently elected not to open and a $14,850,000 term loan used to finance the acquisition of the property for the Resort and to pay certain related costs (the "Land Loan"). Since we have not decided to move forward with the Construction Loan financing, we will need to obtain alternative financing for the construction of Phase 1 of the Sonesta Resort, which may be on less favorable terms than the Construction Loan, if such financing is available at all. We are currently hope to close additional financing in the second quarter of 2006, of which there can be no assurance. If we are unable to enter into an alternative funding arrangement in connection with the construction of Phase 1 of the Sonesta Resort, generate enough operating revenue to satisfy our capital needs, or if we cannot obtain future capital from our founding and majority shareholders or from Stanford, and/or if we are not able to repay the Land Loan, it will have a material adverse effect on our financial condition and results of operation.

WE OWE A SIGNIFICANT AMOUNT OF MONEY TO KEYBANK IN CONNECTION WITH THE LAND LOAN, WHICH MONEY WE DO NOT CURRENTLY HAVE, AND WHICH LOANS ARE SECURED BY THE SONESTA RESORT.

The occurrence of any one or more "events of default" under the Land Loan would allow KeyBank to pursue certain remedies against us including taking possession of the Sonesta Resort project; withholding further disbursement of the proceeds of the loan and/or terminate KeyBank's obligations to make further disbursements thereunder; and/or declaring the note evidencing the loans to be immediately due and payable. We do not currently have cash on hand sufficient to repay the approximately $14,352,900 which had been borrowed from KeyBank pursuant to the Land Loan as of December 31, 2006. The Land Loan is due for repayment on June 28, 2007, and we do not currently have sufficient cash to repay such loan when due. Furthermore, we currently anticipate the need for a significant amount of additional funding to complete the construction of Phase 1 of the Sonesta Resort, and as such, we will likely not have sufficient cash to repay the Land Loan or any future loan in connection with the funding of Phase 1 of the Sonesta Resort, assuming such financing is obtained, until the completion of the units in the Sonesta Report, without additional financing. If we do not repay the amounts owing under the Land Loan or any subsequent loans when due, KeyBank may take possession of the Sonesta Resort project, and we may be forced to curtail or abandon our current business plans, which could cause the value of our securities to become worthless.

Furthermore, we have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of obtaining alternate financing for the construction of the condominiums and/or for the clubhouse in Phase 1 of the Sonesta Resort. We anticipate that such loan will be evidenced by a firm commitment during the second quarter of 2007, but we can provide no assurances that a commitment will be obtained on favorable terms, if at all. Assuming we are able to enter into a subsequent funding arrangement, we believe that we will have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. We plan to finance Phase 2 separately.

A SIGNIFICANT AMOUNT OF OUR LIABILITIES ARE CURRENT LIABILITIES WHICH ARE DUE WITHIN THE NEXT TWELVE MONTHS, AND WHICH WE DO NOT CURRENTLY HAVE SUFFICIENT CASH ON HAND TO REPAY.

As of December 31, 2006, we had a total of $56,631,757 in current liabilities, which liabilities are payable within the next twelve months. Included in those liabilities was the Land Load, which currently has a balance of approximately $14,352,900 and is due on June 28, 2007, the amended Reedy Creek Loan in the principal amount of $13,420,000 along with any accrued and unpaid interest, which was due and payable on December 31, 2006, but which has since been extended until June 30, 2007, the Bankers Credit loan in the amount of $7,860,000 is due and payable, along with any accrued and unpaid interest on February 1, 2008, as well as various other loans and notes payables. As we do not currently have sufficient cash on hand to repay these amounts as of the filing of this report, we anticipate the need to raise substantial funding in the next six to twelve months to repay these notes, which funding, if available, could be on unfavorable terms and which could cause immediate and substantial dilution to our then existing shareholders. If we are unable to repay our substantial current liabilities when due, we could be forced to curtail or abandon our business operations, which could cause the value of our securities to become worthless.

WE HAVE RECEIVED $4,355,000 OF CONVERTIBLE DEBT FINANCING FROM STANFORD, WHICH IS SECURED BY MORTGAGES ON OUR PROPERTY AND LIENS ON OUR ASSETS.

We have received an aggregate of $4,355,000 of convertible debt financing from Stanford. The terms of our financial arrangements with Stanford are secured by the following mortgages on our properties and liens on our assets:

-
Our $3,000,000 credit facility is secured by collateral assignments of our stock in American Leisure Marketing & Technology, Inc., Orlando Holidays, Inc, American Leisure, Inc, Welcome To Orlando, Inc., American Travel & Marketing Group, Inc. and Hickory Travel Systems, Inc.

-
Our $1,355,000 credit facility is secured by all of the issued and outstanding stock of our subsidiaries American Leisure Marketing & Technology, Inc., Orlando Holidays, Inc, American Leisure, Inc., Welcome To Orlando, Inc., American Travel & Marketing Group, Inc. and Hickory Travel Systems, Inc. This facility is non-recourse to the Company but for the assets and revenues of those subsidiaries.

If we fail to comply with the covenants in our credit facilities, Stanford can elect to accelerate the amounts due under the credit facilities and may foreclose on our assets and property that secures the loans.

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

In December 2005, we closed two credit facilities with KeyBank, National Association ("KeyBank") related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving credit line (the "Construction Loan") and a $14,850,000 term loan to be used to finance the acquisition of the property for the resort (the "Land Loan"). We have since decided not to move forward with the Construction Loan, however we have approximately $14,352,900 outstanding under the Land Loan to date. The Land Loan bears interest at the rate of the daily London Interbank Offered Rate ("LIBOR") plus 3.10%, respectively, currently 8.27%, with the LIBOR equal to approximately 5.17% as of March 7, 2007. The maturity date of the Land Loan is June 28, 2007. The Land Loan is secured by a first lien on the land within Phase 2 of the Sonesta Resort, including any improvements, easements, and rights of way; a first lien and security interest in all fixtures and personal property, an assignment of all leases, subleases and other agreements relating to the property; an assignment of construction documents; a collateral assignment of all contracts and agreements related to the sale of each condominium unit; a collateral assignment of all purchase deposits and any management and/or operating agreement. As of the date of this filing, we have borrowed $14,352,900 under the Land Loan, which amount we do not currently have funds on hand to repay. Our business plan includes retiring that debt with a construction loan to build Phase 2 of the Sonesta Resort, assuming that we raise sufficient funding to complete the construction of Phase 1 of the Sonesta Resort first, of which there can be no assurance.

WE NEED SIGNIFICANT ADDITIONAL FINANCE FACILITIES TO BEGIN AND COMPLETE THE DEVELOPMENT OF PHASE 2 OF THE SONESTA RESORT, TO CONTINUE THE VERTICAL CONSTRUCTION OF PHASE 1 OF THE SONESTA RESORT AND TO BEGIN AND COMPLETE OUR PLANNED CONSTRUCTION OF THE REEDY CREEK PROPERTY.

As we have decided not to move forward with the Construction Loan, we currently anticipate the need for a significant amount of additional funding to complete the development of Phase 1 of the Sonesta Resort. Additionally, we do not currently have sufficient capital to begin or complete Phase 2 of the Sonesta Resort and/or our planned development of the Reedy Creek Property (as described above). We are currently in discussions with several parties regarding obtaining financing for the vertical construction of Phase 1 of the Sonesta Resort, and hope to finalize such funding in the second quarter of 2007, of which there can be no assurance. Our plan for the financing of the Phase 2 town homes is to use a program from a national mortgage lender to employ construction loans issued to each purchaser that will, upon completion, convert to permanent, conventional mortgages. The finance plan for the Phase 2 amenities is to employ a line of credit secured by a segment of the profits from the sale of the residential units. We will employ a conventional construction loan for the condominium units. As of this date, the Company has not yet secured the line of credit for the amenities or the construction loan for the condominium units. It is impossible at this time for us to estimate the cost of completing Phase 1 or Phase 2 of the Sonesta Resort and/or the development of the Reedy Creek Property, however, based upon the size of the projects, we would anticipate such costs to be substantial. We will not begin the construction of Phase 1 or Phase 2 until we have capitalized the construction appropriately. If we cannot obtain the appropriate financing, we may have to delay the commencement of the construction of Phase 1 and/or Phase 2 until such time as we have adequate funding available. We may never have sufficient capital to begin or complete the development of Phase 1 or Phase 2 of the Sonesta Resort which could force us to modify or abandon the development plan for the Sonesta Resort. Our business plan for the development of the Reedy Creek Property is to enter into a partnership agreement with an experienced and high credit development partner, and as such, we do not expect to raise capital or incur debt to begin or complete that project. At present, the Company has not yet chosen such partner although we are in receipt of proposals from qualified developers that are consistent with our business plan.

THE CONSTRUCTION OF THE SONESTA RESORT IS SUBJECT TO DELAYS AND COST OVERRUNS, WHICH COULD CAUSE THE ESTIMATED COST OF THE RESORT TO INCREASE AND WHICH COULD CAUSE US TO CURTAIL OR ABANDON THE CONSTRUCTION OF THE SONESTA RESORT.

All construction projects, especially construction projects as large as our planned Sonesta Resort are subject to delays and cost overruns. We have experienced very significant cost increases and overruns since sales commenced in 2004, due to significant price increases in construction materials, which have been exacerbated by the hurricanes of 2004 and 2005, as well as to a lesser extent the threat of hurricanes in 2006 and 2007. The increased costs have impacted construction throughout the southeastern United States and are not unique to us. Because of the significant cost increases, we are evaluating and plan to implement a program to revise upwards the price of sold and unsold units or to cancel contracts on units because of cost overruns. If we continue to experience substantial delays or additional cost overruns during the construction of Phase 1 of the Sonesta Resort and/or Phase 2, we could be forced to obtain additional financing to complete the projects, which could be at terms worse than our then current funding, assuming such funding is available to us at all, of which there can be no assurance, and could force us to curtail or abandon our current plans for Phases 1 and 2 of the Sonesta Resort. As a result, sales of our town homes and condominiums could be severely effected, which could force us to curtail or abandon our business plans and/or could make it difficult if not impossible to repay the significant amount of money due to KeyBank and Stanford (as explained above), which as a result could cause the value of our securities to become worthless.

EXCESSIVE CLAIMS FOR DEVELOPMENT-RELATED DEFECTS IN ANY REAL ESTATE PROPERTIES THAT WE PLAN TO BUILD THROUGH OUR RESORT DEVELOPMENT DIVISION COULD ADVERSELY AFFECT OUR LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We will engage third-party contractors and have additionally engaged Resorts Development Group, LLC, which is owned by our Chief Executive Officer and Chairman, Malcolm J. Wright, to construct portions of our resorts. However, our customers may assert claims against us for construction defects or other perceived development defects including, but not limited to, structural integrity, the presence of mold as a result of leaks or other defects, electrical issues, plumbing issues, or road construction, water or sewer defects. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. To the extent that the contractors do not satisfy any proper claims as they are primarily responsible, and to the extent claims are not satisfied by third-party warranty coverage, claims for development-related defects could be brought against us. To the extent that claims brought against us are not covered by insurance, our payment of those claims could adversely affect our liquidity, financial condition, and results of operations.

MALCOLM J. WRIGHT, WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER AND AS CHAIRMAN OF THE BOARD OF DIRECTORS, IS INVOLVED IN OTHER BUSINESSES THAT HAVE CONTRACTED WITH US AND IS ALSO INVOLVED WITH PROPERTY DEVELOPMENT PROJECTS THAT MAY BE IN COMPETITION WITH US.

Malcolm J. Wright is the President of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of our resorts including The Sonesta Orlando Resort at Tierra Del Sol ("ALREG") and Reedy Creek Property. Mr. Wright has a 100% interest in ALREG. Additionally, Mr. Wright is an officer of Xpress Ltd., with which we have contracted for exclusive sales and marketing for The Sonesta Orlando Resort at Tierra Del Sol and Reedy Creek. Mr. Wright is also an officer and shareholder of Inovative Concepts, Inc., which does not have any operations, M J Wright Productions, Inc., which does not have any operations, but which owns our Internet domain names, Resorts Development Group, LLC which develops resort properties in Orlando including Bella Citta, Los Jardines Del Sol, The Preserve, Tortuga Cay and Sherberth Development LLC, Resorts Construction, LLC with whom we have contracted to construct part of the Sonesta Resort as described above, Resorts Concepts, LLC which operates a design business, and Titan Manufacturing, LLC from whom we intend to purchase roof tiles for our developments. Because Mr. Wright is employed by us and the other party to these transactions, Mr. Wright might profit from a transaction when we do not.

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

BECAUSE MALCOLM J. WRIGHT, WHO SERVES AS OUR CHIEF EXECUTIVE OFFICER AND THE CHAIRMAN OF THE BOARD OF DIRECTORS, IS INVOLVED IN A NUMBER OF OTHER BUSINESSES, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS.

Malcolm J. Wright is the President of ALREG, Xpress Ltd., Inovative Concepts, Inc., M J Wright Productions, Inc., Resorts Development Group, LLC, Resorts Construction, LLC, Titan Manufacturing LLC, Tortuga Cay Resort, LLC, Osceola Business Managers, Inc., Florida World, Inc., SBR Holding LLC (a non trading holding company which formerly held South Beach Resorts, LLC), RDG LLC, and SunGate Resort Villas, Inc. Mr. Wright is engaged full-time as the Company's Chairman and as a senior executive officer. Although Mr. Wright has not indicated any intention to reduce his activities on behalf of the Company, we do not have an employment agreement with Mr. Wright and he is under no requirement to spend a specified amount of time on our business. If Mr. Wright does not spend sufficient time serving our company, it could have a material adverse effect on our business and results of operations.

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

We have experienced delays in obtaining signatures for various agreements and transactions in the past. In some cases, we have either disclosed the terms of these agreements and transactions in our periodic and other filings with the SEC and/or filed such agreements with only the limited signatures which we could obtain by the required filing dates of such reports, with the intention to re-file such agreements at a later date once we are able to obtain all of the required signatures; however, these agreements and transactions are not final. Until they are finalized, their terms are subject to change although we do not have any present intention to do so. If the terms of these agreements and transactions were to change, we may be required to amend our prior disclosures and any revisions could be substantial.

WE RELY ON KEY MANAGEMENT AND IF WE LOSE ANY OF THEM, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our success depends, in part, upon the personal efforts and abilities of Malcolm J. Wright. Mr. Wright is the Chairman of the Company and the Company's Chief Executive Officer. Our ability to operate and implement our business plan is dependent on the continued service of Mr. Wright. We are in the process of entering into a written employment agreement with Mr. Wright. If we are unable to retain and motivate him on economically feasible terms, our business and results of operations will be materially adversely affected. In addition, the absence of Mr. Wright may force us to seek a replacement who may have less experience or who may not understand our business as well.

WE OWE A SUBSTANTIAL AMOUNT OF MONEY TO MALCOLM J. WRIGHT, OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN FOR HIS SERVICES AS AN EXECUTIVE OFFICER AND A DIRECTOR, AND IF WE DO NOT EVENTUALLY PAY HIM THESE ACCRUED AMOUNTS, WE COULD LOSE HIS SERVICES.

We currently accrue $500,000 per year which is payable to Malcolm J. Wright for his services as an executive officer and an additional $18,000 per year for his services as a Chairman as of the filing of this report, which accrued amount bears interest at the rate of 12% per annum until paid, compounded annually. Although we paid Mr. Wright an aggregate of $1,540,500 in June 2006, consisting of $1,275,000 of the principal amount he was owed in salary and $265,500 of interest on such amount, we still owe Mr. Wright approximately $2,225,000 as of the date of this filing. Furthermore, we may pay Mr. Wright a bonus of up to 19% of the pre-tax profits, if any, of various subsidiaries as discussed above. We have made payments to entities controlled by Mr. Wright in consideration for substantial valuable services that those entities have provided to us for The Sonesta Orlando Resort at Tierra Del Sol. If we do not have sufficient cash on hand to pay Mr. Wright for his salary, Director's compensation and bonus in the future, he may determine to spend less of his time on our business or to resign his positions as an officer and a Director.

COMPANIES AFFILIATED WITH OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD, MALCOLM J. WRIGHT ARE PAID A SUBSTANTIAL AMOUNT OF OUR REVENUES IN CONNECTION WITH SERVICES RENDERED.

Certain companies controlled by our Chief Executive Officer and Chairman, Malcolm J. Wright, including American Leisure Real Estate Group, Inc. ("ALRG"), which entered into an exclusive Development Agreement with our subsidiary, Tierra del Sol Resort, Inc. ("TDSR") and Xpress, Ltd. ("Xpress"), which entered into an exclusive sales and marketing agreement with TDSR in November 2003, are paid substantial fees in connection with services rendered to us in connection with such agreements. In connection with ALRG's Development Agreement with TDSR, we are required to pay ALRG a fee in the amount of 4% of the total costs of the development of the Sonesta Resort paid by ALRG. As of December 31, 2006, the total costs and fees paid by ALRG amounted to $35,086,913, of which 4% of such amount is equal to approximately $1,403,777. In connection with Xpress' sales and marketing agreement, we agreed to pay Xpress a sales fee in the amount of 3% and a marketing fee of 1.5% of the total sales prices received by TDSR in connection with sales of units in the Sonesta Resort, which shares are payable in two installments, one-half of the sales fee and all of the marketing fee when the rescission period has elapsed in a unit sales agreement and the other half of the sales fee upon the actual conveyance of the unit. As of December 31, 2006, total sales of units in the Sonesta Resort were approximately $229,590,043, and as a result, TDSR was obligated to pay Xpress a fee of $6,887,701 in connection with sales and a fee of $3,443,851 in marketing fees, and as of December 31, 2006, $6,887,701 had been paid to Xpress, which number includes fees paid on cancelled sales, which fees Xpress is able to keep. These payments represent a significant portion of our non-restricted current cash and equivalents and as a result of such payments, we could have less cash on hand than we will require for our operations and upcoming liabilities. Additionally, as a result of such payments, we may be forced to curtail or scale back our business plan, which could have a material adverse effect on the trading value of our common stock. We believe, however, that the transactions with ALRG and Xpress are in the best interest of the Company and provide efficiencies and savings not otherwise available in the open market.

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

On December 29, 2005, Stanford International Bank, Ltd. ("SIBL") provided Tierra Del Sol with financial assistance to facilitate the establishment of the Land Loan and the Construction Loan. The financial assistance consisted of a loan to Tierra Del Sol of $2,100,000 (the "SIBL Tierra Del Sol Loan") however, as consideration for the purchase of our Antiguan call center and in connection with our entry into the Stock Purchase Agreement, described above, SIBL exchanged this note and $191,100 of accrued interest, and the establishment of letters of credit in favor of KeyBank in the amount of $4,000,000 and $2,000,000, respectively (the "Letters of Credit"), the fees for which amounting to $540,000 were also exchanged as part of the consideration for the purchase of the Antiguan call center. As additional consideration for this financial assistance, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of our common stock at an exercise price of $0.001 per share. Additionally, in January 2006, in connection with the SIBL Reedy Creek Loan, we granted SIBL and its affiliates warrants to purchase 308,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 154,000 shares of the Company's common stock at an exercise price of $0.001 per share. Additionally, in June 2006, in connection with the sale of our call center operations and in August 2006, in connection with the Vici transaction (described herein), we granted SIBL 355,000 warrants to purchase shares of our common stock at $10 per share and 235,000 warrants to purchase shares of our common stock at $20 per share, respectively. The warrants contain anti-dilution provisions, including a provision which requires us to issue additional shares under the warrants if we issue or sell any common stock at less than $1.02 per share, or grant, issue or sell any options or warrants for shares of the Company's common stock to convert into shares of our common stock at less than $1.02 per share. If we do issue or sell common stock which causes a re-pricing of the warrants issued to SIBL, it would likely have an adverse effect on the trading value of our common stock and could cause substantial dilution to our then shareholders.

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

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE NEAR FUTURE, WHICH COULD MAKE AN INVESTMENT IN OUR COMMON STOCK LESS ATTRACTIVE FOR CERTAIN INVESTORS THAN OTHER SIMILAR COMPANIES’ STOCK WHICH PAY DIVIDENDS.

We have never declared or paid dividends on our common stock. We do not anticipate paying dividends on our common stock in the near future. Our ability to pay dividends is dependent upon, among other things, future earnings as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. We intend to reinvest in our business operations any funds that could be used to pay dividends. Our common stock is junior in priority to our preferred stock with respect to dividends. Cumulative dividends on our issued and outstanding Series A preferred stock, Series B preferred stock, Series C preferred stock and Series E preferred stock accrue dividends at a rate of $1.20, $12.00, $4.00, and $4.00, respectively, per share per annum, payable in preference and priority to any payment of any cash dividend on our common stock. We have authorized Series F preferred stock with cumulative dividends that accrue at a rate of $1.00 per share per annum and are also payable in preference and priority to any payment of any cash dividend on our common stock. Dividends on our preferred stock accrue from the date on which we agree to issue such preferred shares and thereafter from day to day whether or not earned or declared and whether or not there exists profits, surplus or other funds legally available for the payment of dividends. We have never paid any cash dividends on our preferred stock. We will be required to pay accrued dividends on our preferred stock before we can pay any dividends on our common stock. Because we do not currently pay dividends on our preferred or common stock, an investment in our Company may be less attractive to certain investors who are looking to invest in company’s which pay regular dividends and as such, the trading value of our common stock may decline in value and/or be less than similar sized companies which do pay dividends on their preferred and common stock.

BECAUSE OF THE SIGNIFICANT NUMBER OF SHARES OWNED BY OUR DIRECTORS, OFFICERS AND PRINCIPAL SHAREHOLDERS, OTHER SHAREHOLDERS MAY NOT BE ABLE TO SIGNIFICANTLY INFLUENCE OUR MANAGEMENT.

Our Directors, officers, and principal shareholders beneficially own a substantial portion of our outstanding common and preferred stock. Malcolm J. Wright, who serves as our Chief Executive Officer and Chairman, and Roger Maddock, one of our majority shareholders, own, directly and indirectly, approximately an aggregate of 72% of the voting power in us. As a result, these persons control our affairs and management, as well as all matters requiring shareholder approval, including the election and removal of members of the Board of Directors, transactions with Directors, officers or affiliated entities, the sale or merger of the Company or substantially all of our assets, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in our ownership or management, even when a change would be in the best interest of other shareholders.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

THERE IS CURRENTLY A LIMITED MARKET FOR OUR COMMON STOCK AND OUR STOCK PRICE IS VOLATILE.

There is currently a limited and volatile market for our common stock. Such market has been and will continue to be subject to wide fluctuations in response to several factors including, but not limited to:

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

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Leisure Holdings, Inc. and Subsidiaries
Orlando, Florida

We have audited the accompanying consolidated balance sheets of American Leisure Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Leisure Holdings, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
March 27, 2007

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005
	2006	2005
		As restated
ASSETS
CURRENT ASSETS:
Cash	$1,110,000	$280,862
Cash - restricted	1,030,921	2,100,000
Accounts receivable, net	3,148,730	2,084,095
Other receivable	217,233	6,592,357
Prepaid expenses and other	1,775,614	99,418
Total Current Assets	7,282,498	11,156,732

PROPERTY AND EQUIPMENT, NET	9,170,540	12,574,334

LAND HELD FOR DEVELOPMENT	71,930,263	36,146,169

OTHER ASSETS
Cash - restricted	10,364,681	11,075,354
Prepaid sales commissions	9,804,036	7,770,949
Prepaid sales commissions - affiliated entity	3,443,851	3,516,209
Investment-senior notes	-	5,170,000
Goodwill, net	4,559,134	5,925,437
Trademark, net	950,000	975,000
Other	2,638,475	5,156,193
Total Other Assets	31,760,177	39,589,142
TOTAL ASSETS	$120,143,478	$99,466,377
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable	$35,681,931	$3,652,235
Current maturities of notes payable-related parties	7,480,395	1,650,605
Accounts payable and accrued expenses	4,518,175	3,790,528
Accrued expenses - officers	2,795,000	3,393,500
Other	6,156,256	285,443
Total Current Liabilities	56,631,757	12,772,311

Long-term debt and notes payable, net of current maturities	21,583,106	39,587,421
Notes payable - related parties, net of current maturities	3,353,252	2,195,969

Put liability	985,000	985,000
Deposits on unit pre-sales	37,465,685	37,666,368
Total Liabilities	120,018,800	93,207,069

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock; 1,000,000 shares authorized; $.001 par value;
1,000,000 Series "A" shares issued and outstanding at
December 31, 2006 and 2005	10,000	10,000
Preferred stock; 100,000 shares authorized; $.01 par value;
2,825 Series "B" shares issued and outstanding at
December 31, 2006 and 2005	28	28
Preferred stock, 28,000 shares authorized; $.01 par value;
27,189 Series "C" shares issued and outstanding at
December 31, 2006 and 2005	272	272
Preferred stock; 50,000 shares authorized; $.001 par value;
32,249 and 25,926 Series "E" shares issued and outstanding at
December 31, 2006 and 2005	32	25
Preferred stock; 150,000 shares authorized; $.01 par value;
0 Series "F" shares issued and outstanding at
December 31, 2006 and 2005	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
10,877,974 and 10,334,974 shares issued and outstanding at
December 31, 2006 and 2005	10,878	10,335

Additional paid-in capital	21,710,830	19,697,114

Accumulated deficit	(21,607,362)	(13,458,466)
Total Stockholders' Equity	124,678	6,259,308
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$120,143,478	$99,466,377

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005
		As restated
Revenues
Service revenues	$14,590,886	$7,758,081
Undeveloped land sales	13,129,247	12,020,000

Total revenue	27,720,133	19,778,081

Costs
Cost of service revenues	(12,647,116)	(5,513,367)
Cost of undeveloped land sales	(9,796,634)	(8,122,562)

Total costs	(22,443,750)	(13,635,929)

Gross margin	5,276,383	6,142,152

Operating expenses:
Depreciation and amortization	(784,155)	(827,237)
General and administrative expenses	(3,609,487)	(5,028,139)
Write off of advances and receivables from Around
the World Travel, Inc.	(6,588,579)	-

Total operating expenses	(10,982,221)	(5,855,376)

Income (loss) from continuing operations	(5,705,838)	286,776

Interest expense	(5,183,620)	(3,317,033)

Loss from continuing operations before income taxes	(10,889,458)	(3,030,257)

Provision for income taxes	(4,376)	(5,004)

Net loss from continuing operations	(10,893,834)	(3,035,261)

Gain (loss) from discontinued operations (including gain
on disposal of business of $2,998,082 and $0)	2,744,938	(1,050,564)

Net loss	$(8,148,896)	$(4,085,825)

Net loss per share:
Basic and diluted	$(0.76)	$(0.41)

Weighted average shares outstanding
Basic and diluted	10,725,227	10,070,467

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31,

					Additional		Total
	Preferred Stock		Capital Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance-December 31, 2004	1,056,051	$10,343	9,977,974	$9,978	$15,636,322	$(9,372,641)	$6,284,002

Issuance of Series F preferred stock
in connection with the acquisition of certain
assets and assumumption of certain liabilities
of Around the World Travel	(1,936)	(19)	-	-	(193,629)	-	(193,648)

Issuance of common stock in connection with the
exercise of warrants by an affiliate	-	-	160,000	160	-	-	160

Purchase of Tierra Del Sol, Inc minority interest	-	-	197,000	197	416,726	-	416,923

Issuance of warrants in connection with debt	-	-	-	-	3,837,696	-	3,837,696

Net loss	-	-	-	-	-	(4,085,825)	(4,085,825)

Balance-December 31, 2005 (As restated)	1,054,115	10,324	10,334,974	10,335	19,697,115	(13,458,466)	6,259,308

Issuance of common stock in connection with the
exercise of warrants	-	-	308,000	308	-	-	308

Issuance of warrants as compensation	-	-	-	-	190,809	-	190,809

Issuance of warrants in connection with debt	-	-	-	-	1,073,146	-	1,073,146

Issuance of common stock and warrants in
connection with purchase of note receivable	-	-	235,000	235	749,765	-	750,000

Issuance of Series E preferred stock in connection with the
purchase of certain assets of Around the World Travel, Inc.	8,148	8	-	-	(5)	-	3

Net loss	-	-	-	-	-	(8,148,896)	(8,148,896)

Balance-December 31, 2006	1,062,263	$10,332	10,877,974	$10,878	$21,710,830	$(21,607,362)	$124,678

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
		As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,148,896)	$(4,085,825)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,434,519	1,680,336
Write-off investments in marketable securities	170,000	-
Non-cash interest expense	2,102,276	1,887,623
Non-cash preferred stock and warrant compensation	190,812	-
Bad debt expense	73,910	-
Gain on sale of subsidiary	(2,988,082)	-
Write-off of advances and receivables from Around the World Travel, Inc.	6,588,579	-
Changes in assets and liabilities:
(Increase) decrease in restricted cash	710,673	(11,075,354)
(Increase) decrease in accounts receivable and other receivables	(1,138,545)	1,455,292
Increase in prepaid expenses and other	(56,780)	(7,564,683)
Increase in prepaid sales commissions	(1,960,729)	(2,655,267)
Increase in land held for development	(35,784,094)	(7,782,776)
Increase in notes payable	-	71,823
Increase (decrease) in deposits on unit pre-sales	(200,683)	20,997,022
Increase in accounts payable and accrued expenses	8,313,134	6,468,380

Net cash provided (used) by operating activities	(30,693,906)	(603,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(275,100)	(175,689)
Acquisition of AWT assets	-	(3,185,547)
Advances to Caribbean Media Group	-	(141,400)
Acquisition of SBR assets	-	55,807
Investment in Reedy Creek	-	(901,705)
(Increase) decrease in restricted cash	1,069,079	(2,100,000)

Net cash provided (used) in investing activities	793,979	(6,448,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt	(2,556,778)	(7,308,532)
Proceeds from notes payable	33,285,535	13,077,537
Proceeds from exercise of warrants	308	-
Payments of notes payable - related parties	-	(943,947)
Proceeds of notes payable - related parties	-	241,725

Net cash provided (used) by financing activities	30,729,065	5,066,783

Net increase (decrease) in cash	829,138	(1,985,180)

CASH AT BEGINNING PERIOD	280,862	2,266,042

CASH AT END OF PERIOD	$1,110,000	$280,862

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$489,482	$1,010,308
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:
Purchase of promissory note for equity	$750,000	$-
Stock and warrants issued in connection with acquisition	$-	$416,923
Issuance of warrants to acquire common stock for
debt issuance costs	$1,073,146	$3,837,696
Purchase of minority interest of TDS in exchange for
notes payable of $2,062,206, put liability
of $985,000, common stock valued at $183,210
and warrants valued at $233,713	$-	$3,464,129

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

American Leisure Holdings, Inc., a Nevada corporation, was incorporated in May 2002. American Leisure, through its subsidiaries, is involved in the development of vacation real estate in Orlando, Florida and the supplying of products related to the travel and leisure business throughout the United States of America. The consolidated entity is hereinafter referred to as "American Leisure", “the Company” or “AMLH".

The Company operates in three segments, real estate, where we are developing vacation real estate in Orlando Florida; travel, where we provide travel related services and products (ticketing, reservations, travel packages, corporate meetings and events etc.) and hospitality, where we operate a hotel in South Beach Florida. We had operated a call center through June 2006 when it was sold.

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

The consolidated financial statements include the accounts of American Leisure Holdings, Inc. and its subsidiaries owned and/or controlled by American Leisure as follows:

Company	Percentage
American Leisure Corporation, Inc. (ALC)	100.00%
Florida Golf Group, Inc.(FGG)	100.00%
American Leisure Equities Corporation (ALEC)	100.00%
American Leisure Homes, Inc. (ALH)	100.00%
I-Drive Limos, Inc. (ID)	100.00%
Orlando Holidays, Inc. (OH)	100.00%
Welcome to Orlando, Inc. (WTO)	100.00%
American Leisure, Inc. (ALI)	100.00%
Pool Homes Managers, Inc. (PHM)	100.00%
Advantage Professional Management Group, Inc. (APMG)	100.00%
Leisureshare International Ltd (LIL)	100.00%
Leisureshare International Espanola S.A. (LIESA)	100.00%
American Travel & Marketing Group, Inc. (ATMG)	81.00%
American Leisure Marketing and Technology, Inc.	100.00%
Tierra Del Sol, Inc. (TDS)	100.00%
Hickory Travel Systems, Inc. (Hickory)	50.83%
American Travel Club, Inc.	100.00%
American Access Telecommunications Corporation	100.00%
American Switching Technologies, Inc.	100.00%
Affinity Travel Club, Inc.	100.00%
Club Turistico Latinoamericano, Inc.	100.00%
Affinity Travel, Inc.	100.00%
Pool Homes, Inc.	100.00%
American Sterling Corp.	100.00%
American Sterling Motorcoaches, Inc.	100.00%

Comtech Fibernet, Inc.	100.00%
TDS Amenities, Inc.	100.00%
TDS Clubhouse, Inc	100.00%
Costa Blanca Real Estate, Inc.	100.00%
Ameritel, Inc.	100.00%
American Leisure Travel Group, Inc.	100.00%
Luxshare, Inc.	100.00%
AAH Kissimmee LLC	100.00%
Castlechart Ltd.	100.00%
Reedy Creek Acquisition Corp.	100.00%
Wright Resorts Villas & Hotels	100.00%
South Beach Resorts, LLC	100.00%

Minority interests are reflected in the consolidated statements of operations to the extent income or losses are allocated to the minority interest shareholders. Losses in excess of the minority shareholders’ basis are not allocated to the minority interest shareholders.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Concentration of Risk

American Leisure places its cash and temporary cash investments with established financial institutions. At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks. No losses have been incurred by the Company related to this risk.

In the normal course of business, the Company extends unsecured credit to the majority of its travel business customers. Management periodically reviews its outstanding accounts receivable and establishes an allowance for doubtful accounts based on historical collection trends and other criteria.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash, restricted cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable.

The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Equity Investments

AMLH holds various minority equity investments in companies that meet AMLH’s investment criteria. AMLH applies the equity method of accounting for minority investments when AMLH has the ability to exert significant influence over the operating and financial policies of an investment. In the absence of such ability, AMLH accounts for these minority investments under the cost method. Certain investments carry restrictions on immediate disposition. Declines in value that are judged to be other than temporary are reported in other income and expense.

Long-Lived Assets

Long-lived assets are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is three to seven years.

Where an impairment of a property's value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value.

When items of land, building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets that are considered to be impaired as of December 31, 2006 and 2005.

Land Held for development

Land held for development includes the initial cost of acquisition of the land and all subsequent capitalized construction and development costs.

Construction and development costs include all expenditures incurred in readying certain construction and development related assets of the Company for their intended use. These expenditures consist of direct costs such as land, financing costs, interest, legal fees, consulting fees, surveying, engineering, architects, contractors, real estate taxes, permits, licenses, fees, insurance, photos, copies, printing, general and administrative, and sales and marketing costs.

Interest costs are capitalized during the capitalization period, which commences when i) expenditures for the asset have been made, ii) activities that are necessary to get the asset ready for its intended use are in progress, and iii) interest cost is being incurred, and continues as long as these three conditions are present. The amount capitalized in an accounting period shall be determined by applying an interest rate(s) (the “capitalization rate") to the average amount of accumulated expenditures for the asset during the period. The capitalization rates are based on the rates applicable to borrowings, both directly and indirectly associated with the subject asset, outstanding during the period.

For the periods ending December 31, 2006 and 2005, interest capitalized totaled $2,110,015 and $2,198,853, respectively. As of December 31, 2006 and 2005, $187,271 and $1,240,403, respectively, of interest expense was accrued and unpaid.

All capitalized construction costs are subject to write-down inasmuch as the Company’s construction and development assets are carried at the lower of cost or net realizable value.

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

The Company amortizes the following intangible assets with finite lives using straight-line method.

Trademarks	40 Years
Customer List	5 Years

These intangible assets with finite lives are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. During 2006 and 2005 management determined that no impairment adjustment related to these intangibles was necessary.

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

American Leisure reduced goodwill that resulted from the purchase of assets from Around the World Travel, Inc. in 2006 for the release of an assumed liability of $1,366,303.

Cash and Cash Equivalents and Restricted Cash

American Leisure considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The restricted cash classified as long-term represents funds held in escrow for deposits received for condo and townhome sales for the units at Tierra Del Sol Resorts. The escrowed funds will be applied to the purchase price by the buyer at closing. Restricted cash classified as current are the escrowed funds that are the equity requirements from KeyBank of $1.03 million as part of the credit facilities. The funds are not readily available to the Company and can only be disbursed with the consent of KeyBank to be used for the construction of Tierra Del Sol Resorts.

Accounts Receivable, Net

At December 31, 2006 and 2005, accounts receivable, net consisted of the following:
	2006	2005
Trade receivables	$3,064,849	$2,184,936
Miscellaneous receivables	201,090	13,000
	3,265,939	2,197,936
Less: reserve for doubtful accounts	117,209	113,841
	$3,148,730	$2,084,095

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

 Shares for Services and Other Assets

The Company adopted the provisions of SFAS No. 123(R) in the first quarter of 2006 which requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. The Company used the modified prospective method of adoption and continues to use the Black-Scholes option pricing model to value share-based payments. The modified prospective method requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption.

Prior to 2006 American Leisure accounted for non-cash stock-based compensation issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” issued by the Financial Accounting Standards Board and EITF No. 96-18, “Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under APB No. 25, compensation cost was recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of American Leisure's stock and the amount an employee must pay to acquire the stock. Common stock issued to non-employees and consultants was based upon the value of the services received or the quoted market price, whichever value is more readily determinable. Accordingly, no compensation expense was recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates.

Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2005, net loss would have been changed to the pro forma amounts indicated below.

2005

Net loss as reported	$(4,085,825)
Less: stock based compensation under intrinsic	-
Stock based compensation under fair value method	(129,573)
Pro forma	$(4,215,398)
Net loss per share - basic and diluted
As reported	$(0.41)
Pro forma	$(0.42)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Risk free rate of 1.5% for 2006 and 2005; volatility of 131% to 146% for 2006 and 196% for 2005 with no assumed dividend yield; and expected lives of five years for 2006 and 2005.

Revenue Recognition

Revenues from Hickory are recognized as earned, which is primarily at the time of delivery of the related service, publication or promotional material. Fees from advertisers to be included in the hotel book and web service operated by Hickory are recognized upon the annual publication of the book or when performance levels are achieved. Revenue from the delivery of services is recognized upon performance.

One of our sources of revenue is associated with access to the travel portals that provide a database of discounted travel services. Annual renewals occur at various times during the year. Costs and revenue related to portal usage charges are incurred in the month prior to billing. Customers are charged additional fees for hard copies of the site access information. Occasionally these items are printed and shipped at a later date, at which time both revenue and expenses are recognized.

Revenues and expenses from our TraveLeaders business, for the period from January 1, 2005 through July 31, 2006 (the “Period”) are not included in our results as the same are borne by Around The World Travel, Inc., the former third party manager of the business. We recognized as revenue only the net operating results of TraveLeaders operations after deducting the management fee paid to Around the World Travel of 10% of net earnings before interest expense, taxes, depreciation and amortization during the period.

Thereafter, gross revenues are recognized by our wholly owned subsidiary ALEC. Specifically, commission revenues for cruises, hotel and car rentals are recognized upon completion of travel, hotel stay or car rental. Commission fees for ticketing are recognized at the time of departure.

We have entered into approximately 606 pre-construction sales contracts for units in the Sonesta Orlando Resort at Tierra Del Sol. We will recognize revenue when title is transferred to the buyer.

Revenues also include undeveloped land sales, which are recognized at closing when title has passed.

Resort Unit Pre-sales

American Leisure receives deposits between 5% and 20% of the sales price and these amounts are recorded as deposits on unit pre-sales. Certain amounts received are restricted and recorded in restricted cash. American Leisure prepays brokers commissions up to 6% and prepays Xpress, Ltd. a commission of 1.5% and the amounts are recorded as prepaid commissions and are expensed when the revenue from the sale is recognized. Xpress, Ltd. is majority owned by Malcolm J. Wright and members of his family.

Managed Assets - TraveLeaders

Through one of our wholly owned subsidiaries, ALEC we acquired the tradename of TraveLeaders, as well as substantially all of the assets and certain other liabilities of the TraveLeaders operations, on December 31, 2004 from Around the World Travel (“AWT”).

Concurrent with this acquisition, ALEC entered into a management agreement with AWT, whereby AWT manages the TraveLeaders franchise and employs the personnel necessary to operate the TraveLeaders retail locations. The risk of loss from this operation is that of AWT, as all agreements and licenses are in its name. AWT is paid a management fee of 10% of earnings before interest, taxes, and depreciation and amortization. The management agreement was terminated on August 1, 2006. Revenues were $1,113,562 and $973,610 under this agreement for the years ended December 31, 2006 and 2005, respectively.

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

For the period ended December 31, 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Total shares issuable upon the exercise of warrants and the conversion of preferred stock for the years ended December 31, 2006 and 2005, were 19,419,199 and 17,223,230, respectively.

Recent Accounting Pronouncements

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”), on Issue NO. 03-13. “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 on Determining Whether to Report Discontinued Operations”.  The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component.  Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations or the consolidated statements of operations and cash flows.  We are currently evaluating the premises of EITF No. 03-13 and will adopt it as required.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainly in Income Taxes - An Interpretation of FASB Statement No. 109.”  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Companies’ financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements” when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

On October 10, 2006, the FASB issued FSP No. FAS 123(R)-5, titled “Amending Guidance for Accounting for Modifications of Instruments in Connection with Equity Restructuring” ("Fsp Fas 123(R)-5"). Fsp Fas 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1. It stipulates that for instruments that were originally issued as employee compensation and then modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, that there is no change in the recognition or measurement of those instruments if (a) there is no increase in fair value of the award and (b) all holders of the same class of instruments are treated in the same manner. The guidance in FSP FAS 123(R)-5 is effective in the first reporting period beginning after October 10, 2006. Early application is permitted in periods for which financial statements have not been issued. Management is currently evaluating the impact of FSP FAS 123(R)-5 on the financial statements but does not believe that its adoption will have a material effect on the Companies’ financial position, results of operations, or cash flows.

FSP FAS 123(R)-6 was issued to make several technical corrections to SFAS 123(R). These include exemption for non-public entities from disclosing the aggregate intrinsic value of outstanding fully vested share options, revision to the computation of the minimum compensation cost that must be recognized, indication that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and changes to the definition of short-term inducement to exclude an offer to settle an award. The guidance in FSP FAS 123(R)-6 is effective in the first reporting period beginning after October 20, 2006. Early application is permitted in periods for which financial statements have not yet been issued. Management is currently evaluating the impact of FSP FAS 123(R)-6 on the financial statements but does not believe that its adoption will have a material effect on the Companies’ financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “” (“SFAS No. 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. SFAS No. 155 will be effective for the Company in the first quarter of fiscal 2007 and is not expected to have an impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157 will have on the Company’s financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects SFAS 159 will have on the Company's financial condition and results of operations.

RECLASSIFICATIONS

Certain amounts in the December 31, 2005 financial statements have been reclassified to conform to the December 31, 2006 financial statement presentation.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

American Leisure's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. American Leisure has a working capital deficiency of $49,349,259 and is seeking adequate financing to complete the Orlando Resort property. American Leisure incurred a net loss of $8,148,896 during 2006 and a net loss of $4,085,825 during 2005; there is substantial doubt as to American Leisure’s ability to achieve profitable operations until it delivers the 508 townhomes and 144 condominiums, expected in November 2007 through the summer of 2008.

American Leisure's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, American Leisure will need to achieve profitable operations in order to continue as a going concern.

American Leisure has insufficient capital to maintain its operations. The proceeds from the sale of a parcel of Orlando Resort property, the cash received from the pre-sales of the Company’s Orlando Resort units, the land loans funded in 2005 and 2006 and the Community Development District Bond in January 2006 financed through KeyBank, N.A., have provided American Leisure with funds to continue its operations until the balance of the financing is obtained for the construction of the Orlando Resort property.

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

NOTE 4 - ACQUISITIONS AND DIVESTMENTS

On December 31, 2005, the Company through its subsidiary Tierra Del Sol, Inc. (“TDS”) acquired the remaining 19% minority interest held by Raster Investments in TDS for a note payable of $1,432,046 which was paid in August 2006, and 197,000 of American Leisure common stock shares valued at $183,210 and 300,000 warrants with an exercise price at $5.00 per share valued at $233,713, and two 3 bedroom condominiums to be built in Phase II of the Orlando Resort valued at $630,160. After January 2007, Raster can sell the American Leisure shares back to American Leisure for $985,000, which is recorded as a put liability. The put option is void if AMLH’s stock price is greater than $5.00 per share for 30 consecutive days in 2007. The Company accounted for this acquisition using the purchase method of accounting and allocated the purchase price to the land held for development. Full ownership gives the Company the ability to recognize all of the profits on the development of the Orlando Resort property.

Effective June 30, 2006, we sold our subsidiary, Caribbean Leisure Marketing Limited ("CLM), to Stanford International Bank Limited ("SIBL"), a minority shareholder and creditor, under a stock purchase agreement. CLM owns a 49% in Caribbean Media Group, Ltd. ("Caribbean Media Group"), which owns and operates a call center in Antigua. In exchange for the common stock of CLM, SIBL exchanged certain promissory notes in the amounts of $1,250,000 and $2,100,000, fees and accrued interest of $2,313,175 or $5,663,274. The sale resulted in a gain of $2,988,082. We also issued 355,000 warrants with an exercise price of $10.00 expiring on April 30, 2008.

SIBL was expanding their call center business in the Caribbean and CLM would provide them with both synergies and effective economies of scale (in terms of operations and sales force) for expansion into other markets.

The results of operations for CLM are reported as gain (loss) from discontinued operations and these results are reported under the Call Center segment as noted in Note 18 below.  The following table reports the results of the component of the Company’s operations reported as discontinued operations:

Results of Operations for discontinued operations for the year ended December 31:
	2006	2005
Call center services revenues	$-	$-
Revenue from discontinued operations	-	-
Operating expenses	371,122	757,363
Net loss on discontinued operations	(371,122)	(757,363)
Interest expense	(12,266)	-
Equity in operations of unconsolidated sub.	140,244	(293,201)
Gain on sale of discontinued operations	2,988,082	-
Gain (loss) on discontinued operations	$2,744,938	$(1,050,564)

In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the disposed assets and the losses related to this sale have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

On July 5, 2005, the Company acquired a 1% interest in Reedy Creek Acquisition Company, LLC (“Reedy Creek”) for $901,705 that was recorded in other assets. Reedy Creek owns 40.68 acres of undeveloped land in Osceola County, Florida located 1.5 miles west of Walt Disney World Orlando Maingate Entrance. The property will be used in the development of vacation second homes with resort amenities. On January 3, 2006, The Company acquired an additional 99% interest in Reedy Creek (total ownership of 100%) for a purchase price of $12,400,000. The Company is holding this land for future development.

On December 22, 2006 the Company acquired 100% of South Beach Resorts, LLC (“SBR”) for $1,120,000 plus 25% participation interest to Stanford International Bank Limited in the net proceeds realized by SBR upon the disposition of its Boulevard Hotel property located in Miami Beach, Florida. The $1,120,000 was provided as a loan from Stanford International Bank Limited to Reedy Creek Acquisition Corporation. SBR was owned by SBR Holdings, LLC that is owned equally by Malcolm Wright (CEO, CFO and Director of the Company) and Frederick Pauzar (COO, President and Director of the Company). At the date of acquisition, the Boulevard Hotel was encumbered with a mortgage due to LaSalle Bank, National Association, as Trustee of Marathon Real Estate CDO 2006-1 Grantor Trust, successor-in-interest to marathon Structured Finance Fund L.P. (“LaSalle”) in the amount of $7,498,900 that matured on January 11, 2007. The mortgage has matured and remains unpaid; however, the mortgage is not in default and a forbearance agreement is in place with LaSalle. The Company is actively seeking to replace the debt with a new lender. SBR was acquired by Malcolm Wright and Frederick Pauzar in July 2005 and the financial statement presentation has been restated to present SBR as a subsidiary since that acquisition date.

The financial statements at December 31, 2005 have been restated to include SBR and to record the sale of CLM as discontinued operations as follows:

	As originally filed	Adjustment	As restated
Balance Sheet:
Current Assets:
Cash	$225,055	$55,807	$280,862
Accounts receivable, net	2,043,141	40,954	2,084,095
Other receivables	6,587,357	5,000	6,592,357
Total current assets	11,054,971	101,761	11,156,732

Property and equipment	4,583,853	7,990,481	12,574,334

Land held for development	34,695,281	1,450,888	36,146,169
Total assets	89,923,247	9,543,130	99,466,377

Current Liabilities:
Accounts payable and accrued expenses	3,782,822	7,706	3,790,528
Total current liabilities	12,764,605	7,706	12,772,311

Long-term debt and notes payable	32,288,920	7,298,501	39,587,421

Notes payable -- related parties, net of current maturity	-	2,195,969	2,195,969

Total liabilities and stockholders’ equity	89,923,247	9,543,130	99,466,377

Statements of Operations:
Operating revenues	$7,361,284	$396,797	$7,758,081

Cost of operating revenues	5,157,524	355,843	5,513,367

Gross margin	6,101,198	40,954	6,142,152
Operating expenses:
Depreciation and amortization	(1,476,326)	649,089	(827,237)
General and administrative	(5,136,413)	108,274	(5,028,139)
Income (loss) from continuing operations	(511,541)	798,317	286,776
Interest expense	(3,317,033)	-	(3,317,033)
Equity in operations of unconsolidated subsidiary	(293,201)	293,201	-
Loss from continuing operations	(4,121,775)	1,091,518	(3,030,257)
Provision for income taxes	(5,004)	-	(5,004)
Net loss from continuing operations	(4,126,779)	1,091,518	(3,035,261)
Gain (loss) from discontinued operations	-	(1,050,564)	(1,050,564)
Net loss	$(4,126,779)	$40,954	$(4,085,825)

Statements of Cash Flows:
Cash flows from operating activities:
Net loss	$(4,126,779)	$40,954	$(4,082,825)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,496,246	(40,954)	1,455,292

Cash flows from investing activities:
Acquisition of SBR	-	55,807	55,807
Net cash from investing activities	(6,504,341)	55,807	(6,448,534)

The SBR transaction was recorded at the shareholders original basis and at their original date of purchase which was July 2005. The transaction was recorded like a “pooling of interest” based on the shareholders ownership percentages of both entities. The following table summarizes the net assets acquired and liabilities assumed in the SBR transaction as reportedin July 2005:

Cash	$55,807
Other receivables	5,000
Property and equipment, net	7,990,481
Land held for development	1,450,888
Accounts payable	(7,706)
Notes payable - related parties	(2,195,969)
Long-term debt	(7,298,501)
$-

NOTE 5 - OTHER RECEIVABLES

Other receivables consist of the following

	2006	2005
Advances to Frederick Pauzar	$100,000	$-
Advances to Around the World Travel	-	4,536,312
Due from West Villas, Inc., Maingate Towers, Inc. and Orlando Tennis Village, Inc	-	1,828,390
Employee advances	37,791	5,000
Due from other third parties	79,442	222,655
	$217,233	$6,592,357

The due from West Villas, Inc., Maingate Towers, Inc. and Orlando Tennis Village, Inc. of $1,828,390 is from the sale of the 40 acres described in Note 7. The amounts due from Around the World Travel, Inc. (AWT) of $4,536,312 are predominantly from advances and from amounts earned by the Company in connection with the management agreement, under which AWT managed the assets acquired December 31, 2004. The Company earned $1,113,561 for the period from January 1, 2006 through July 31, 2006 and $973,610 in 2005 under the management agreement. The Management Agreement and Licensing Agreement with AWT were cancelled as of August 1, 2006. The advances and other amounts due from AWT were deemed uncollectible and the receivable of $6,588,579 was written off in December 2006.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

At December 31, 2006 and 2005, property and equipment consisted of the following:
	Useful Lives	2006	2005
Computer equipment	3-5	$ 451,008	$ 419,683
Furniture & fixtures	5-7	1,988,851	1,898,511
Automobiles	5	-	63,230
Leasehold improvements	5	3,100	31,919
Telecommunications equipment	7	3,536,664	6,764,848
Hotel building	35	7,990,481	7,990,481
		13,970,104	17,168,672
Less: accumulated depreciation and amortization		4,799,564	4,594,338
		$9,170,540	$12,574,334

Depreciation expense was $1,434,519 and $1,603,854 for 2006 and 2005, respectively.

NOTE 7 - LAND HELD FOR DEVELOPMENT

American Leisure is developing a 972-unit resort in Orlando, Florida on 122 acres of undeveloped land. Pre-construction sales commenced in February 2004.

As of December 31, 2006, Xpress, Ltd., a related party, see Note 20, has pre-sold approximately 600 vacation homes in a combination of contracts on town homes and reservations on condominiums for a total sales volume of approximately $230 million. In connection with the sales, the Company has received deposits totaling approximately $36,836,000 and has prepaid sales commissions and advances to various brokers and agents of approximately $9,804,000 and has prepaid sales commissions of approximately $3,444,000 to Xpress, Ltd., a related party.

On January 11, 2006, the Company sold 42 acres in the Sonesta Resort for $9,090,130 to the District and an additional $4,039,116 in connection with reimbursements for site improvements. The land sold to the District will be used for public infrastructure for the Sonesta Resort, including the creation of roads and for water collection.

On December 28, 2005, The Company completed the sale of 41 acres of its development property located in Polk County, Florida (adjacent to the Orlando Resort property) for $8,000,000 and realized a profit of $3,324,736 on the sale. The sale was brokered through American Leisure Real Estate Group, Inc, an entity controlled by Malcolm Wright (American Leisure’s CEO); the broker commission on the sale amounted to $400,000. The Company had approximately $1,823,000 due from the buyers West Villas, Inc., Maingate Towers, Inc. and Orlando Tennis Village and included in other receivables at December 31, 2005. The amount was paid off in 2006. These entities are related to a shareholder.

On March 8, 2005, American Leisure sold 13.5 acres of commercial property for $4,020,000, plus the reimbursement of expenses in the amount of $157,219. The Company realized a gain on the sale of approximately $968,000.

The Boulevard Hotel property located in Miami Beach, Florida is undergoing remodeling and refurbishing to convert the property into a timeshare facility. As of December 31, 2006, $3,405,418 has been incurred in the remodeling and refurbishment and, as of December 31, 2005, $1,450,888 has been incurred.

NOTE 8 - INVESTMENT IN SENIOR SECURED NOTES AND CONTINGENT LIABILTY

During 2004, AMLH acquired senior secured notes receivable paper (the “Notes”) for 340,000 shares of AMLH stock and the assumption of a non-recourse note payable to CNG Hotels (CNG Note) for $5,000,000. The Notes are secured by substantially all of the assets of Around the World Travel (“AWT”), the maker. The purpose of the Company’s acquisition of the Notes was to allow AMLH to get in a senior secured position in AWT at the time AMLH was evaluating purchase of the assets of AWT.

The approximately $24,000,000 balance of the Notes includes unpaid interest of approximately $6,000,000. The Notes are in default and no interest is being accrued by AMLH relating to these Notes. The Company’s projection of discounted future cash flows from the Notes at the time of purchase exceeded the $5,170,000 carrying value, based primarily on the net realizable value of the collateral assets.

Repayment of the $5,000,000 CNG Note is contingent, and equal to, the proceeds received by the Company on the investment in the Notes. The Company’s obligation will not exceed $5,000,000 under this contingency, even in the event proceeds from the investment in the note receivable exceed that amount.

In December 2004, the Company acquired substantially all of the assets of AWT (See Note 4). This acquisition had the effect of impairing the Notes, in that the collateral was no longer security for the Notes; however, AWT was managing these operations from January 1, 2005 through July 31, 2006 under a management agreement with ALEC. After the cancellation of the management agreement, the Company determined that the expected discounted future cash flow from the investment in the Notes that the Company can reasonably expect is $0. Effective December 30, 2006, the Company recorded an impairment charge of $5,170,000 related to these Notes.

In conjunction with the net realizable value of the Notes being reduced to zero, the future obligation under the CNG Note could not be reasonably estimated, and the likelihood of any required repayment became remote. Accordingly, because of the contingent nature of repayment being based on an asset with no estimated future value, the CNG Note was adjusted to $0 at December 30, 2006, and the Company recognized a gain on forgiveness of debt in the amount of $5,000,000, the amount of debt previously recorded.

Because of the economic interdependence of the above-described impairment charge and gain on debt forgiveness, the two amounts are netted in the statement of operations for the year ended December 31, 2006, and the net charge of $170,000 is included in general and administrative expenses.

NOTE 9 - OTHER ASSETS

Other assets include the following at December 31:

	2006	2005
Deferred financing Costs	$2,102,725	$4,192,988
Deposits and Other	35,750	61,500
Investment in Promissory Note	500,000	-
Investment in Reedy Creek	-	901,705
Total other assets	$2,638,475	$5,156,193

On August 16, 2006, pursuant to Purchase Agreement between the Company and Stanford International Bank Limited (a minority shareholder and creditor of the Company), a promissory note in the principal amount of $750,000 made by Scott Roix in favor of Stanford International Bank Limited was purchased for 235,000 shares of common stock of the Company and a five year warrant to purchase 235,000 share of the Company’s stock at an exercise price of $20 per share. The note will be repaid in full on July 1, 2007. As of December 31, 2006, $250,000 of the note had been repaid and the investment in promissory note had a balance of $500,000.

NOTE 10 - LONG-TERM DEBT AND NOTES PAYABLE

Below is a summary of Long-term debt and notes payable as of December 31, 2006 and 2005:

	Collateral	Maturity Date	Interest rate	2006	2005
Note Payable, Lending Institution	Personal Guarantees	12/31/03	8%	$250,000	$250,000

Individual	Unsecured	On Demand	10%	-	30,000

Equipment, Third Party Entities	Equipment	3/31/05	18%	-	9,029

Financial Institution	Lien on property, assets and stock of the company & personal guarantees	9/30/06	8%	-	1,250,000

Financial Institution	Lien on property, assets and stock of the company	1/11/07	8%	7,498,900	7,298,501

Financial Institution	1st lien on 53 acres of undeveloped land & personal guarantees	6/28/07	12% (libor +310 basis)	14,352,900	10,250,376

Financial Institution	Lien on property, assets and stock of the company& personal guarantees	6/30/07	8%	8,000,000	-

Financial Institution	Lien on property, assets and stock of the company& personal guarantees	6/30/07	12%	5,056,000	-

Financial Institution	Lien on property, assets and stock of the company & personal guarantees	12/27/07	8%	-	2,100,000

Note Payable, Credit Line	Assets of the Company and Personal Guarantees	1/08	8.75%	51,463	51,000

Financial Institution	Lien on property, assets and stock of the company & personal guarantees	1/1/08	8%	3,000,000	3,000,000

Financial Institution	Lien on property, assets and stock of the company & personal guarantees	1/1/08	8%	1,355,000	1,355,000

Financial Institution	Lien on property, assets and stock of the company	1/1/08	8%	305,000	289,000

Financial Institution	Lien on property, assets and stock of the company& personal guarantees	2/1/08	15%	7,000,000	-

Financial Institution	Lien on property, assets and stock of the company& personal guarantees	6/22/08	8%	1,229,861	-

Individual	Personal guarantees	7/1/08	12%	630,160	2,062,206

Financial Institution	Lien on property, assets and stock of the company & personal guarantees	12/31/08	6%	6,000,000	6,000,000

Note payable, Third Party	Lien on assets	2/23/09	5%	-	5,000,000

Auto Loan	Vehicle	3/10/10	9.39%	-	30,942

Third Party notes assumed from assets purchased from Around The World Travel, Inc.	Secured by Common Stock of Around The World Travel, Inc.	4/1/11	4%	2,174,481	3,893,915

Note Payable, Lending Institution	Assets of the Company and Personal Guarantees	5/1/33	4%	361,272	369,687
				57,265,037	43,239,656
Less: current portion of long-term debt and notes payable				(35,681,931)	(3,652,235)
Long-term debt and notes payable				$21,583,106	$39,587,421

* Effective December 31, 2006, Stanford International Bank Limited, an Antiguan banking corporation, further modified the terms of the notes due to extend the maturity dates of the notes and accrue the unpaid interest from October 1, 2006 and thereafter as follows:

•
The maturity date of the $6,000,000 Note is extended to January 1, 2008. Interest on the $6,000,000 Note has been paid through September 30, 2006. The principal amount of the Note, together with all interest accrued from October 1, 2006 to the maturity date shall be due and payable on that date.

•
The maturity date of the $3,000,000 Note is extended to January 1, 2008. Interest on the $3,000,000 Note has been paid through September 30, 2006. The principal amount of the Note, together with all interest accrued from October 1, 2006 to the maturity date shall be due and payable on that date.

•
The maturity date of the $1,355,000 Note is extended to January 1, 2008. Interest on the $1,355,000 Note has been paid through September 30, 2006. The principal amount of the Note, together with all interest accrued from October 1, 2006 to the maturity date shall be due and payable on that date.

•
The maturity date of the $305,000 Note is extended to January 1, 2008. Interest on the $305,000 Note has been paid through September 30, 2006. The principal amount of the Note, together with all interest accrued from October 1, 2006 to the maturity date shall be due and payable on that date.

The weighted average interest rate on long-term debt and notes payable was 8.8% and 6.4% for 2006 and 2005, respectively. The maximum amount outstanding was $57,265,037 and $43,239,656 for 2006 and 2005, and the average amount outstanding was approximately $45,691,050 and $27,165,215 during 2006 and 2005. The effective interest rate, including the amortization of the deferred financing costs was 11.3% and 12.2% in 2006 and 2005.

Principal repayments for the next years are as follows:

Amount
2007	$35,681,931
2008	19,927,164
2009	355,681
2010	355,682
2011	355,683
Thereafter	588,896
$57,265,037

NOTE 11 - NOTES PAYABLE - RELATED PARTIES

	Collateral	Maturity Date	Interest Rate	2006	2005
Related Party	Unsecured	Demand	12%	$117,300	$131,945

Related Party	Unsecured	Demand	12%	293,000	306,500

Related Party	Unsecured	Demand	12%	180,000	180,000

Related Party	Unsecured	Demand	12%	20,000	20,000

Related Party	Unsecured	Demand	12%	122,390	327,028

Related Party	Unsecured	12/31/08	12%	3,353,252	2,195,969

Related Party	Unsecured	Demand	12%	5,875,444	-

Shareholder	Unsecured	Demand	12%	394,198	178,366

Related Party	Unsecured	Demand	10%	193,063	97,504

Related Party	Unsecured	Demand	10%	285,000	285,000

Related Party	Unsecured	Demand	12%	-	124,262
Less: current portion of notes payable -- related parties				10,833,647	3,846,574
Notes payable -- related parties				7,480,395	1,650,605
				$3,353,252	$2,195,969

The weighted average interest rate on notes payable - related parties was 11.8% and 11.1% for 2006 and 2005, respectively. The maximum amount outstanding was $10,833,647 and $3,846,574 for 2006 and 2005, and the average amount outstanding was approximately $7,277,980 and $2,579,079 during 2006 and 2005. The effective interest rate was 12% and 11% in 2006 and 2005.

NOTE 12 - STOCKHOLDERS EQUITY AND REDEEMABLE PREFERRED STOCK

Common Stock and Mandatory Redeemable Preferred Stock

On August 16, 2006, pursuant to Purchase Agreement between the Company and SIBL (a minority shareholder and creditor of the Company), a promissory note in the principal amount of $750,000 made by Scott Roix in favor of SIBL was purchased for 235,000 shares of common stock of the Company and a five year warrant to purchase 235,000 share of the Company’s stock at an exercise price of $20 per share. The note will be repaid in full on July 1, 2007.

In August 2006, Tierra del Sol Resorts, Inc. entered into a guaranteed maximum price construction contract with Resorts Construction, LLP ("Resorts Construction") to construct and develop part of the Sonesta Resort and its town home properties. Resorts Construction is 50% owned by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman. Pursuant to the contract with Resorts Construction, we agreed to pay Resorts Construction a contractor's fee equal to 5% of the total cost of the construction performed by Resorts Construction and 7.5% for general conditions. Any payments owed under the Resorts Construction contract which are not paid when due bear interest at the rate of 12% per annum. We provided Resorts Construction a non-refundable payment of $4,000,000 upon our entry into the construction agreement with Resorts Construction, which funds Resorts Construction have been used to begin construction of Phase 1 of the Sonesta Resort.

Effective June 30, 2006, pursuant to Stock Purchase Agreement between the Company and SIBL (a minority shareholder and creditor of the Company), the Call Center operations (Caribbean Leisure Marketing, Ltd.) was sold. Promissory notes in the amounts of $1,250,000 and $2,100,000 were exchanged along with $2,313,175 of fees and accrued interest for total consideration of $5,663,175. This sale resulted in a gain of $2,988,082 attributable to the recapture of depreciation and interest expense from prior periods. The Stock Purchase Agreement also cancelled the equity conversion feature that was to expire on April 30, 2007, of an outstanding loan with SIBL and provided for the issuance of 355,000 warrants with an exercise price of $10.00 expiring on April 30, 2007.

On June 30 2005, 160,000 shares of common stock were issued upon the exercise of warrants at $0.001 per share (or $160).

Preferred Stock

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:

	Total Series Authorized	Stated Value	Voting	Annual Dividends per Share	Conversion Rate
Series A	1,000,000	$ 10.00	Yes	$ 1.20	10 to 1
Series B	100,000	100.00	Yes	12.00	20 to 1
Series C	28,000	100.00	Yes	4.00	20 to 1
Series E	50,000	100.00	Yes	4.00	6.66 to 1
Series F	150,000	100.00	Yes	1.00	2 to 1

Series A have voting rights equal to 10 common shares to 1 Series A preferred share.

Series A are redeemable at the American Leisure's option after 10 years if not converted by the holder. The conversion period is 10 years from the date of issue. The redemption amount per share will equal the liquidation value plus accrued but unpaid dividends.

Conversion is at a fixed amount of 10 for 1, except for an adjustment if the common stock market price is below $1.00 for any thirty (30) consecutive days. In the event that the average market price of the common stock for any thirty (30) consecutive trading days is below $1.00 and the market price of the common stock remains below $1.00 through the trading day immediately prior to the conversion date, then the conversion rate shall be the lower of (i) the Liquidation Value divided by the average market price of the common stock for the ten (10) consecutive trading days immediately prior to the conversion date, or (ii) 10 for 1.

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

In February 2006, we issued Joseph and Helena Palumbo 1,655 shares of our Series E Preferred Stock, which shares of Preferred Stock we had previously agreed to issue pursuant to and in connection with our purchase of the assets of AWT in December 2004. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In February 2006, we issued 170 shares of Series E Preferred Stock to Gregory Wasik, which shares of Preferred Stock we had previously agreed to issue pursuant to and in connection with our purchase of the assets of AWT in December 2004. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In February 2006, we issued William and Margaret Applebee 2,840 shares of our Series E Preferred Stock, which shares of Preferred Stock we had previously agreed to issue pursuant to and in connection with our purchase of the assets of AWT in December 2004. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In February 2006, we issued Randy Haddad 2,852 shares of our Series E Preferred Stock, which shares of Preferred Stock we had previously agreed to issue pursuant to and in connection with our purchase of the assets of AWT in December 2004. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In February 2006, we issued 631 shares of our Series E Preferred Stock to various individuals in fulfillment of prior commitments. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

Series F issuance was retracted in 2005 in connection with the purchase price adjustment of the Around the World, Inc. assets.

Dividends are payable if funds are available. Accrued but unpaid dividends do not pay interest.

American Leisure has not declared dividends as of December 31, 2006, however cumulative and unpaid dividends are as follows:

	December 31, 2006	December 31, 2005
Series A	$6,294,049	$5,094,049
Series B	174,752	140,852
Series C	412,975	304,219
Series E	358,912	261,824
	$7,240,688	$5,800,944

American Leisure would be required to issue up to 10,818,633 and 10,760,793 shares of common stock if all preferred shares were converted at their most favorable conversion terms at December 31, 2006 and 2005.

Warrants

In 2006, American Leisure issued 2,175,000 warrants of which 1,035,000 were issued in connection with loan guarantees and financing, 550,000 were issued for services, 355,000 were issued for the sale of a subsidiary and 235,000 were issued for the acquisition of a promissory note.

In 2005, American Leisure issued 4,354,032 warrants of which 3,854,032 were issued in connection with loan guarantees and financing, 200,000 were issued to directors and 300,000 were issued for the acquisition of the minority interest in Tierra Del Sol, Inc.

Warrants for Loan Guarantees and Financing Costs

2006
During 2006, American Leisure issued 1,035,000 warrants valued at $865,518. The warrants were issued in connection with loan guarantees and in connection with obtaining additional financing and recorded as deferred financing costs. These warrants are exercisable from $1.02 and have terms of 5 years. The estimated fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility ranging from 131% to 146%, risk-free interest rate of 1.5% and expected lives of 60 months.

In January 2006, the Company authorized the issuance of warrants to Malcolm Wright, a director of the Company and the Company's Chief Executive Officer to purchase 450,000 shares of our common stock at an exercise price of $1.02 per share.

In December 2006, the Company authorized the issuance of warrants to Mr. Wright to purchase 585,000 shares of our common stock at an exercise price of $1.02 per share. The Company is under a continued obligation to issue warrants at $1.02 to Mr. Wright for guarantees he may be required to give on the Company's behalf going forward. The warrants were recorded as deferred financing costs.

2005
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

In July 2005, the Company authorized the issuance of warrants to Malcolm Wright, a director of the Company and the Company's Chief Executive Officer and Bill Chiles, a director of the Company to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $1.02 per share.

In December 2005, the Company authorized the issuance of warrants to Mr. Wright to purchase 2,008,500 shares of our common stock at an exercise price of $1.02 per share. The Company is under a continued obligation to issue warrants at $1.02 to Messrs Chiles and Wright for guarantees they may be required to give on the Company's behalf going forward. The warrants were recorded as deferred financing costs. In addition, in December 2005, the Company authorized the issuance of warrants to Stanford International Bank, Stanford Venture Capital Holdings and their executives to purchase 924,000 shares of our common stock. These warrants are exercisable from $0.001 to $5 and have terms of 3 years of which 308,000 warrants were exercised in 2006.

Warrants for Services

2006
During 2006, American Leisure issued 550,000 warrants valued at $502,454. The warrants were issued to executives and vendors for services. These warrants are exercisable from $1.02 and have terms ranging from 3 to 5 years. The estimated fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility ranging from 131% to 146%, risk-free interest rate of 4.0% and expected lives of 36 to 60 months.

2005
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

Warrants for Sale of Subsidiary

During 2006, American Leisure issued 355,000 warrants valued at $83,894 in connection with the sale of our subsidiary, Caribbean Leisure Marketing Limited ("CLM), to SIBL under a stock purchase agreement. These warrants are exercisable at $10.00 and expire on April 30, 2008. The estimated fair value of the warrants was valued using the black-scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility of 120%, risk-free interest rate of 1.5% and expected lives of 22 months. In connection with the agreement, SIBL agreed to amend the due date of certain notes, described in greater detail in Note 11. The warrants contain certain anti-dilution clauses, whereby if we grant any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price.

Warrants for Purchase of Promissory Note

On August 16, 2006, pursuant to Purchase Agreement between the Company and Stanford International Bank Limited (a minority shareholder and creditor of the Company), a promissory note in the principal amount of $750,000 made by Scott Roix in favor of Stanford International Bank Limited was purchased for 235,000 shares of common stock of the Company and a five year warrant to purchase 235,000 shares of the Company’s stock at an exercise price of $20 per share. The estimated fair value of the warrants was valued at $122,336 using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.0%, expected volatility of 127%, risk-free interest rate of 1.5% and expected life of 60 months. The note will be repaid in full on July 1, 2007.

Warrants Issued for Minority Interest

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

At December 31, 2006, there are 8,658,246 warrants outstanding (including 8,383,246 that were exercisable) with exercise prices ranging from $0.001 to $20.00 that expire between 2008 and 2011.

Stock Based Compensation

The does not maintain a formal stock option plan, however, the Company has granted warrants to officers and directors.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) using the modified prospective transition method and, as a result did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and expense related to all stock options granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004). Stock-based compensation expense totaled approximately $191,000 for the year ended December 31, 2006.

During 2006, the Company granted 550,000 non-qualified warrants to certain employees pursuant to employment agreements and for services. The warrants all have an exercise price of $1.02 and lives ranging from 3 to 5 years.

100,000 options vested 100% on the date of grant and the other options vest 50% at issuance and 25% over the next two years.

The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the warrant vesting term of up to 2 years. The weighted average fair value at the grant date for options issued during the years ended December 31, 2006 and 2005 was $0.91 and $0.72 per warrant, respectively. The fair value of warrants at the date of grant was estimated using the following assumptions during the years ended December 31, 2006 and 2005, respectively: (a) no dividend yield on the Company’s stock, (b) expected stock price volatility of approximately 146% and 195%, (c) a risk-free interest rate of approximately 4%, and 1.5%, and (d) an expected warrant term of 3 to 5 years.

The expected term of the warrants granted in 2006 is calculated using the simplified method as prescribed by Staff Accounting Bulletin No. 107. The expected term for each warrant grant represents the vesting term plus the original contract term divided by two. For 2006, expected stock price volatility represent the one year historical annualized volatility calculated using daily closing market prices for the Company’s common stock. The risk-free interest rate is based on the five year U.S. Treasury yield at the date of grant. The Company has not paid dividends in the past and does not currently anticipate paying any dividends in the near future.

The following summarizes warrant activity during the two years ended December 31, 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 31, 2004	525,000	$1.02
Granted	200,000	1.02
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2005	725,000	1.02
Granted	550,000	1.02
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2006	1,275,000	$1.02	2.11	$-
Exercisable, December 31, 2006	1,000,000	$1.02	3.9	$-

The following summarizes non vested stock options as of December 31, 2005 and changes through the year ended December 31, 2006:

	Shares	Weighted average grant date fair value
Non-vested at December 31, 2004	262,500.88
Granted	200,000.72
Vested	(231,250)	.72
Non-vested at December 31, 2005	231,250.91
Granted	550,000.91
Vested	(506,250)	.81
Canceled	-	-
Non-vested at December 31, 2006	275,000	$.91

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. No warrants were exercised in 2006 and 2005. The total fair value of shares vesting during the years ended December 31, 2006 and 2005 was approximately $.88 and $.87, respectively. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $300,000 which is expected to be recognized over a weighted average period of approximately 2.5 years.

NOTE 13 - NET LOSS PER SHARE

Dividends have not been declared on the Company’s cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net loss per share as follows:

Description	2006	2005
Net Loss (as reported)	$(8,148,896)	$(4,085,825)
Less Undeclared Preferred Stock Dividend	(1,439,743)	(1,439,405)
Net Loss after Preferred Stock Dividend	$(9,588,639)	$(5,525,230)
Net Income (Loss) per share Basic and Diluted	$(0.89)	$(0.55)

NOTE 14 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The components of deferred income tax assets (liabilities) at December 31, 2006 and 2005, were as follows:

	2006	2005
Net operating loss carry forwards	$6,500,000	$3,700,000
Valuation allowance	(6,500,000)	(3,700,000)
Net deferred tax assets	$-	$-

American Leisure follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $6,500,000 at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2006 was approximately $2,800,000.

At December 31, 2006, American Leisure had a net operating loss carry forward for Federal income tax purposes totaling approximately $17,100,000 which, if not utilized, will expire in the year 2026.

In June 2002, American Leisure had a change in ownership, as defined by Internal Revenue Code Section 382, which has resulted in American Leisure’s net operating loss carry forward being subject to certain utilization limitations in the future.

The federal statutory tax rate reconciled to the effective tax rate for 2006 is as follows:

	2006	2005
Tax at U.S. statutory rate	34.0%	34%
State tax rate, net of federal benefits	0.0	0.0
Change in valuation allowance	(34.0)%	(34.0)%
Effective tax rate	0.0%	0.0%

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

American Leisure leases office facilities under non-cancelable operating lease agreements. Future minimum rental payments are as follows:

December 31,
2007	$748,633
2008	643,900
2009	510,799
2010	52,455
$1,955,787

Rent expense totaled $913,023 and $243,509 for 2006 and 2005, respectively.

Employment Agreements

The Company has various employment agreements with select members of their management. These agreements provide for a base salary plus bonuses of up to 19% of the profits of each subsidiary company based upon the Company’s operating earnings as defined in each agreement.

Litigation

In the ordinary course of its business, the Company may from time to time become subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of its real estate or its operations.

We are a party in an action that was filed in Orange County, Florida and styled as Rock Investment Trust, P.L.C. and RIT, L.L.C. vs. Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., Case No. CIO-01-4874, Ninth Judicial Circuit, Orange County, Florida. In June, 2001, after almost 2 years from receiving notice from Malcolm Wright that one Mr. Roger Smee, doing business under the names Rock Investment Trust, PLC (a British limited company) and RIT, LLC (a Florida limited liability company) (collectively, the Smee Entities) had defaulted under various agreements to loan or to joint venture or to fund investment into various real estate enterprises founded by Mr. Wright, the Smee Entities brought the Lawsuit against Mr. Wright, American Leisure, Inc. (ALI) and several other entities. The gravamen of the initial complaint is that the Smee Entities made financial advances to Wright with some expectation of participation in a Wright real estate enterprise. In general, the suit requests either a return of the Smee Entities alleged advances of $500,000 or an undefined ownership interest in one or more of the defendant entities. Mr. Wright, American Leisure, Inc., and Inversora Tetuan, S.A., have filed a counterclaim and cross complaint against the Smee Entities and Mr. Smee denying the claims and such damages in the amount of $10 million for the tortuous acts of the Smee entities. In the unlikely event the matter ever proceeds to trial and the court rules that Mr. Wright is liable under his guarantee of the American Leisure, Inc. obligation to Smee, it is believed that such a ruling would not directly affect American Leisure Holdings, Inc. The litigation has been in abeyance, with no activity by the Smee entities for one year, and is not currently set for trial. We expect that this case will either be dismissed for lack of activity or will result in a judgment in favor of Malcolm Wright.

In March 2004, Manuel Sanchez and Luis Vanegas as plaintiffs filed a lawsuit against American Leisure Holdings, Inc. American Access Corporation, Hickory Travel Systems, Inc., Malcolm J. Wright and L. William Chiles, et al., seeking a claim for securities fraud, violation of Florida Securities and Investor Protection Act, breach of their employment contracts, and claims for fraudulent inducement. All defendants have denied all claims and have a counterclaim against Manuel Sanchez and Luis Vanegas for damages. The litigation commenced in March 2004. No material activity has occurred in this case, and we do not expect any activity in the near future. The claims are without merit and the claims are not material to us. We intend to vigorously defend the lawsuit.

In early May 2004, Around The World Travel, Inc. substantially all of the assets of which we purchased, filed a lawsuit in the Miami-Dade Florida Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. They were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders.  On June 28, 2004, the above named defendants brought suit against Around The World Travel and American Leisure Holdings, Inc. in an action styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that Around The World Travel has breached the contracts and also that American Leisure Holdings, Inc. and Around The World Travel’s Chief Executive Officer were complicit with certain officers and directors of Around The World Travel in securing ownership of certain assets for American Leisure Holdings, Inc. that were alleged to have been a business opportunity for Around The World Travel. This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamlesss attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us. On February 9, 2007, the court heard AMLH, ALEC, and Mr. Wright’s motion to dismiss the various counts of the complaint.  The court dismissed with prejudice the E-Traveleaders / Seamless claims for rescission, constructive trust, and civil conspiracy.  It dismissed without prejudice the claims for tortuous interference and priority as against TraveLeaders, and allowed the breach of contract claims to continue.  We believe that with further discovery, the court will dismiss or grant to AMLH, ALEC, and Mr. Wright summary judgment on all remaining or repleaded counts.

On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel and former owners of the assets of TraveLeaders. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock of Around The World Travel; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. The plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorneys fees. The plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorneys fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. Our counsel filed various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying document that grants exclusive jurisdiction to the courts located in Cook County, Illinois. The parties are currently in discussions regarding a cessation of the litigation while the plaintiffs seek relief from unrelated parties.

On August 10, 2006, Patsy Berman and Berman Mortgage Corporation served a complaint against Tierra del Sol Resort, Inc., Malcolm Wright, our Chief Executive Officer and Chairman, and a non-existent entity, Vantage Circa 39 Condotel Limited Partnership ("Vantage"), in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges that Tierra del Sol and Vantage sought loans, that the plaintiffs offered to make loans, that Mr. Wright guaranteed the loans, that valid contracts were formed, and that because such loans did not close, the plaintiffs claim $3,550,000 in damages, representing funding fees, brokerage fees, and interest. We have concluded that the plaintiffs' complaint is wholly frivolous. We filed a Motion to Dismiss and a Motion for sanctions against the plaintiffs of the lawsuit, for failure to state a good faith claim in law or fact and the court granted the motion to dismiss without prejudice. Berman filed an amended complaint, and we responded with another motion to dismiss and motion to strike the request for a jury trial. The motions will be heard by the court in May 2007.

Lufthansa City Center, et al (“LCC”) v. Hickory Travel Systems, Inc.  LCC has sued for Breach of Contract or, alternatively, Breach of a Settlement Agreement.  Hickory and LCC entered an agreement whereby LCC would exclusively use Hickory’s hotel program and Hickory would pay $110,000 per year to LCC.  LCC did not bring the promised value to the deal.  Additionally, LCC entered an agreement with a competitor for hotel services prior to termination of the agreement.  Hickory vigorously disputes the allegations in the complaint and intends to counterclaim to recoup the damages from LCC’s breach of the agreement.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings, which are incidental to our business.

We are not aware of any proceeding to which any of our directors, officers, affiliates or security holders are a party adverse to us or have a material interest adverse to us.

NOTE 16 - EMPLOYEE BENEFITS

The Company’s subsidiaries, HTS and ALEC, maintain qualified 401(k) profit sharing plans covering substantially all of its full time employees who have completed ninety days of service. Eligible employees may voluntarily contribute a percentage of their compensation up to established limits imposed by the Internal Revenue Service. At the discretion of the Board of Directors, the Company may make a matching contribution equal to a percentage of each employee’s contribution. There were no matching contributions made for the year ended December 31, 2006.

NOTE 17 - SELF-INSURED HEALTH INSURANCE

The Company’s subsidiary, HTS, was partially self-insured for benefits provided under an employee health insurance plan through Great West Life Insurance Company through May 2006. Benefits included medical, prescription drug, dental and group term life insurance. The plan provided for self-insurance up to $30,000 per employee per year. Accordingly, there exists a contingent liability for unprocessed claims in excess of those reflected in the accompanying consolidated financial statements. Since June 2006, HTS has been insured through a traditional health insurance plan that does not include any self-insured components.

NOTE 18 - OPERATING SEGMENTS

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At December 31, 2006, the Company's four business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into four reportable segments.

As noted in Note 7, Tierra Del Sol, Inc. is planning to construct a 972-unit resort in Orlando, Florida on 122 acres of undeveloped land. Development is scheduled to commence in the spring of 2006. Presales commenced in February 2004.

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

Travel Unit ("Travel") provides travel related services. On and effective as of August 1, 2006, the Management Agreement and the License Agreement was terminated.  The net receivable due from AWT of $6,588,579 is composed of $2,087,168 for cumulative earnings from January 1, 2005 and $4,501,411 for working capital advances made from ALEC to AWT.  These amounts are individually and unconditionally guaranteed by Jim Tolzien, the President of AWT, and Keith St. Clair, its controlling owner. Collection of the $6,588,579 receivable is not expected and it has been written-off as of December 31, 2006.

Hospitality segment is the Boulevard Hotel Property located in Miami Beach, Florida, which is undergoing remodeling and refurbishing to convert the property into a condominium and timeshare facility from a hotel.

For the year ending December 31, 2006:

In (000’s)	Real Estate	Call Center *	Travel	Hospitality	Elim.	Consol.
Revenue
Services	$2,071	$-	$13,509	$1,168	$(2,157)	$14,591
Undeveloped land	$13,129	$-	$-	$-	$-	$13,129
Segment income (loss)	$(4,228)	$-	$(4,967)	$162	$(1,861)	$(10,894)
Equity in unconsolidated affiliate	$-	$140	$-	$-	$-	$140
Gain from discontinued operations	$-	$2,605	$-	$-	$-	$2,605
Total income (loss)	$(1,240)	$(243)	$(4,967)	$162	$(1,861)	$(8,149)
Total Assets	$109,055	$-	$8,154	$12,742	$(9,807)	$120,144
Capital Expenditures	$28	$-	$269	$7	$(29)	$275
Depreciation	$783	$324	$328	$1	$-	$1,435

* Call center was sold as of June 30, 2006, results are through June 30, 2006
** Depreciation is included in cost of operating revenues.

For the year ending December 31, 2005 (as restated):

In (000’s)	Real Estate	Call Center	Travel	Hospitality	Elim.	Consol.
Revenue
Services	$1,851	$-	$7,074	$386	$(1,563)	$7,758
Undeveloped land	$12,020	$-	$-	$-	$-	$12,020
Segment income (loss)	$(1,929)	$-	$(466)	$-	$(640)	$(3,035)
Equity in Unconsolidated Affiliate	$-	$(293)	$-	$-	$-	$(293)
Loss from discontinued operations	$-	$(758)	$-	$-	$-	$(758)
Total income (loss)	$(1,929)	$(1,051)	$(466)	$-	$(640)	$(4,086)
Total Assets	$94,150	$2,898	$12,366	$11,204	$(21,152)	$99,466
Capital Expenditures	$5	$-	$171	$-	$-	$176
Depreciation	$720	$649	$311	$-	$-	$1,680

•	Depreciation is included in cost of operating revenues.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on our net loss.

Note 19 - RELATED PARTY TRANSACTIONS

We accrue salaries payable to our Chief Executive Officer, President and Chief Financial Officer, Malcolm J. Wright. As of December 31, 2006 and 2005, the aggregate amount of unpaid salaries payable to Mr. Wright was $2,225,000 and $2,700,000. The Company accrues interest at a rate of 12% compounded annually on the salaries payable to Mr. Wright. As of December 31, 2006 and 2005, the aggregate amount of interest accrued on salaries payable to Mr. Wright was $477,000 and $454,500.

We accrue salaries payable to L. William Chiles, the President of Hickory, at $100,000 per year as for his services. Mr. Chiles also receives paid compensation for his services from Hickory. As of December 31, 2006 and 2005, the aggregate amount of salaries payable to Mr. Chiles was $300,000 and $200,000. The Company accrues interest at a rate of 12% compounded annually on the salaries payable to Mr. Chiles beginning in January 2005. As of December 31, 2006 and 2005, the aggregate amount of interest accrued on salaries payable to Mr. Chiles was $45,000 and $16,500.

We pay or accrue directors' fees to each of our directors in an amount of $18,000 per year for their services as directors. During the last two fiscal years the Company has not paid director fees and accrued $130,500. The balance of fees due to directors as of December 31, 2006 and 2005 is $260,500 and $135,000.

The Company entered into an agreement with Mr. Wright and Mr. Chiles whereby the Company agreed to indemnify Mr. Wright and Mr. Chiles against all losses, costs or expenses relating to the incursion of or the collection of the Company's indebtedness against Mr. Wright or Mr. Chiles or their collateral. This indemnity extends to the cost of legal defense or other such reasonably incurred expenses charged to or assessed against Mr. Wright or Mr. Chiles. In the event that Mr. Wright or Mr. Chiles make a personal guarantee for the Company's benefit in conjunction with any third-party financing, and Mr. Wright or Mr. Chiles elect to provide such guarantee, then Mr. Wright and/or Mr. Chiles shall earn a fee for such guarantee equal to three per cent (3%) of the total original indebtedness and two per cent (2%) of any collateral posted as security. This fee is to be paid by the issuance of warrants to purchase the Company's common stock at a fixed strike price of $1.02 per share, when the debt is incurred. In July 2005, the Company authorized the issuance of warrants to Mr. Wright and Mr. Chiles to purchase 347,860 shares and 168,672 shares, respectively, of our common stock at an exercise price of $1.02 per share and in December 2005, the Company authorized the issuance of warrants to Mr. Wright to purchase 2,008,500 shares of our common stock at an exercise price of $1.02 per share. In January 2006, the Company authorized the issuance of warrants to Malcolm Wright, a director of the Company and the Company's Chief Executive Officer to purchase 450,000 shares of our common stock at an exercise price of $1.02 per share. In December 2006, the Company authorized the issuance of warrants to Mr. Wright to purchase 585,000 shares of our common stock at an exercise price of $1.02 per share. The Company is under a continued obligation to issue warrants at $1.02 to Mr. Wright for guarantees he may be required to give on the Company's behalf going forward. The warrants were valued using the Black-Scholes option pricing model and recorded as deferred financing costs.

The Company has generally agreed to provide the executive officers of each of its subsidiaries a bonus of up to 19% of the profits, if any, of the subsidiary in which they serve as our executive officers. The bonus will be paid for the five-year period beginning on the date that the Company enters into such an agreement with the subsidiary. Pursuant to this general agreement, Malcolm J. Wright is entitled to receive up to 19% of the profits of Leisureshare International Ltd, Leisureshare International Espanola SA, TDSR, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., and American Leisure Hospitality Group Inc. and any new company formed for the development and sale of vacation homes, hospitality management, and vacation ownership . In 2005, $182,647 was accrued to Malcolm Wright from the profits of Advantage Professional Management Group, Inc. L. William Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment of $2,700,000. Although Mr. Chiles' bonus is limited, it is not subject to the buy-out by the Company as discussed below as it will cease as soon as the $2,700,000 amount has been paid to him. The executive officers of other the Company's other subsidiaries are entitled to share a bonus of up to 19% of the profits of the subsidiary in which they serve as our executive officers. The Company has the right to buy-out of these agreements after a period of five years by issuing such number of shares of its common stock equal to the product of the average after-tax profits for the five-year period multiplied by one-third (1/3) of the P/E ratio of the Company's common stock at the time of the buyout divided by the greater of the market price of the Company's common stock or $5.00. The Company has not paid bonus as of the filing of this report. There were no such accruals in 2006.

Malcolm J. Wright is the President and 81% majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 TDSR, entered into an exclusive development agreement with ALRG to provide development services for the development of the Sonesta Orlando Resort. Pursuant to this development agreement, ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the fiscal years ended December 31, 2006 and 2005, ALRG administered operations and paid bills in the amount of $23,117,280 and $8,007,899 and received a fee of 4% (or approximately $980,691 and $320,316) under the development agreement. Total fees earned amount to $1,387,615 and $466,561 for the years ended December 31, 2006 and 2005.

Malcolm J. Wright and members of his family are the majority shareholders of Xpress. On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR plus a marketing fee of 1.5%. During the period since the contract was entered into and ended December 31, 2006 and 2005 the total sales made by Xpress amounted to approximately $229,590,043 and $234,413,949. As a result of the sales through December 31, 2006 and 2005, TDSR is obligated to pay Xpress a total sales fee of $6,887,701 and $7,032,418 and a marketing fee of $3,443,851 and $3,516,209. As of December 31, 2006 and 2005, the Company has paid Xpress $6,887,701 and $4,458,269 of cash. Issued Xpress 120,000 shares of Series A Preferred Stock valued at $1,200,000 in 2004, and transferred to Xpress a 1913 Mercedes Benz valued at $500,000 in 2005.

M J Wright Productions, Inc., of which Mr. Wright is the President, owns our Internet domain names.

The Company and Mr. Wright have agreed to terms in principle of an employment agreement pursuant to which Mr. Wright will serve as our Chief Executive Officer. The Company will provide the terms of a definitive employment agreement in a future filing with the Commission.

In September 2006, the Company (through its subsidiaries TDS Town Homes (Phase 1), LLC and TDS Town Homes (Phase 2), LLC) contracted with Resorts Construction, LLC to furnish construction administration and management services at the Tierra Del Sol Resort property. Resorts Construction, LLC will provide all labor, materials, equipment and services necessary to construct 540 town homes. Malcolm Wright, CEO and Director of the Company, owns a 50% membership interest in Resorts Construction, LLC. The Company was required to pay to Resorts Construction, LLC $4 million with the execution of the contract as a payment for material required to begin construction, which amount shall be credited against reduction in retainage upon completion of 50% of the work. The contract has a lump sum price of $106,283,274 subject to certain increases. In addition, Resorts Construction, LLC will construct stem wall foundations for the town homes at the rate of $235.00 per linear foot which is in addition to the lump sum price of $106,283,274.

In September 2006, the Company (through its subsidiaries TDS Clubhouse, Inc.; TDS Amenities, Inc., and Costa Blanca I Real Estate, LLC) contracted with Resorts Construction, LLC to furnish construction administration and management services at the Tierra Del Sol Resort property. Resorts Construction, LLC will provide all labor, materials, equipment and services necessary to construct the Club House (Phase i), five Costa Blanca Condominium Buildings (Phase 2) and Water Park, Sports Bar, Additional Pool, Flow Rider and Other Amenities (Phase 3). Malcolm Wright, CEO and Director of the Company, owns a 50% membership interest in Resorts Construction, LLC. The Company was required to pay to Resorts Construction, LLC a non-refundable $500,000 payment with the execution of the contract as a payment for commitment and mobilization, which amount shall be credited against reduction in retainage upon completion of 50% of the work. The contract is stated at costs incurred plus 5%.

Through December 31, 2006, Resorts Construction, LLC has been paid $8,220,187.

On December 22, 2006 the Company acquired 100% of South Beach Resorts, LLC (“SBR”) for $1,120,000 plus 25% participation interest to Stanford International Bank Limited in the net proceeds realized by SBR upon the disposition of its Boulevard Hotel property located in Miami Beach, Florida. The $1,120,000 was provided as a loan from Stanford International Bank Limited to Reedy Creek Acquisition Corporation. SBR was owned by SBR Holdings, LLC that is owned equally by Malcolm Wright (CEO, CFO and Director of the Company) and Frederick Pauzar (COO, President and Director of the Company). At the date of acquisition, the Boulevard Hotel was encumbered with a mortgage due to LaSalle Bank, National Association, as Trustee of Marathon Real Estate CDO 2006-1 Grantor Trust, successor-in-interest to marathon Structured Finance Fund L.P. in the amount of $7,498,900 that matured on January 11, 2007. The mortgage has matured and remains unpaid however, the mortgage is not in default and a forbearance agreement is in place with LaSalle Bank, National Association, as Trustee of Marathon Real Estate CDO 2006-1 Grantor Trust, successor-in-interest to marathon Structured Finance Fund L.P. The Company is actively seeking to replace the debt with a new lender. SBR was acquired by Malcolm Wright and Frederick Pauzar in July 2005 and the financial statement presentation has been restated to present SBR as a subsidiary since that acquisition date.

NOTE 20 - SUBSEQUENT EVENTS

Forbearance Agreement

On January 11, 2007 the mortgage due from South Beach Resorts LLC (SBR) to LaSalle Bank, National Association, as Trustee of Marathon Real Estate CDO 2006-1 Grantor Trust, successor-in-interest to marathon Structured Finance Fund L.P. (Lender) became due and has not been paid. A Forbearance Agreement was executed with Lender to waive the default until April 11, 2007 provided SBR continues to make monthly interest payments on the debt outstanding up to $9,000,000 of which $7,498,900 has been drawn as of December 31, 2006 and a principal payment of $750,000 is made on February 8, 2007. An additional forbearance to July 11, 2007 is allowed provided that an additional $500,000 principal payment is made on or before July 3, 2007.

Applebee Loan and Preferred Stock Issuance

On January 30, 2007 AMLH entered executed a promissory note with Applebee Holding Company in the amount of $150,000 at 4% for seven years. As part of the agreement, 2,840 shares of AMLH Series E Convertible Preferred Stock were issued bearing a 4% per annum cumulative preferred dividend rate, par value of $.001 and convertible into AMLH common stock at a strike price of $15.00 per share.

International Property Investors AG Loan

On February 9, 2007 South Beach Resorts, LLC (SBR) entered into a 180 day, $750,000 loan agreement at the Wall Street Journal prime rate plus 1% with International Property Investors AG, a corporation organized under the laws of Liechtenstein, secured by SBR’s property. The proceeds of the loan were used solely for the payment of fees owed by SBR to Lender pursuant to the Forbearance Agreement.

Litigation with E-Traveleaders/Seamless

On February 9, 2007, the court heard AMLH, ALEC, and Mr. Wright’s motion to dismiss the various counts of the complaint.  The court dismissed with prejudice the E-Traveleaders/Seamless claims for rescission, constructive trust, and civil conspiracy.  It dismissed without prejudice the claims for tortuous interference and priority as against TraveLeaders, and allowed the breach of contract claims to continue.  We believe that with further discovery, the court will dismiss or grant to AMLH, ALEC, and Mr. Wright summary judgment on all remaining or repleaded counts.

Put Option Extension

On December 31, 2005, the Company through its subsidiary Tierra Del Sol, Inc. (“TDS”) acquired the remaining 19% minority interest held by Raster Investments in TDS for a note payable of $1,432,046 which was paid in August 2006, and 197,000 of American Leisure common stock shares valued at market price on the date of the transaction or $183,210 and 300,000 warrants with an exercise price at $5.00 per share valued at $233,713 using the Black-Scholes option pricing model with the following assumptions: Risk free rate of 1.5%; volatility of 157% and no dividends, two 3 bedroom condominium to be built in Phase II of the Orlando Resort valued at $630,160 and, post January 2007, Raster can sell the American Leisure shares to American Leisure for $985,000, which is recorded as a put liability. The put option is void if AMLH’s stock price is greater than $5.00 per share for 30 consecutive days in 2007. The Company accounted for this acquisition using the purchase method of accounting and allocated the purchase price to the land held for development. Full ownership gives the Company the ability to recognize all of the profits on the development of the Orlando Resort property. The put option was amended to state that the right to exercise the Put Option during the six months commencing twelve months after January 1, 2007 and ending June 30, 2008.

Preferred Stock Issued

In March 2007, we issued Anthony Lastumbo 504 shares of our Series E Preferred Stock, which shares of Preferred Stock we had previously agreed to issue pursuant to and in connection with our purchase of the assets of AWT in December 2004. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

SBR Holdings, LLC Acquisition

In February 2007 the Company acquired 100% of SBR Holdings, LLC from Malcolm Wright (CEO and Director of the Company) and Frederick Pauzar (COO and President and Director of the Company) for no consideration. SBR Holdings, LLC sold South Beach Resorts, LLC to the Company in December 2006 (see Note 4 - Acquisitions). SBR Holdings, LLC’s only asset was its ownership of the membership interest in South Beach Resorts, LLC. As of February 2007, the Company transferred its membership interest in South Beach Resorts, LLC to SBR Holdings, LLC.

SIBL Credit Agreement

On March 13, 2007, we entered into a $10,000,000 Credit Agreement with SIBL, whereby SIBL agreed to loan us $10,000,000 to use for the construction and development of Phase II of the Sonesta Resort. The loan was evidenced by a $10,000,000 Promissory Note, which bears interest at the rate of 10% per annum. The Promissory Note is secured by a second priority security interest and lien on the land underlying Phase II of the Sonesta Resort, all buildings, structures and other improvements on such land, and all fixtures, equipment, goods, inventory or property owned by us currently or in the future, which security interests are evidenced by a Mortgage and Security Agreement, which we and several of our wholly owned subsidiaries entered into with SIBL in connection with the Credit Agreement. The loan is due in full and payable along with any accrued and unpaid interest on March 13, 2008. Any amounts not paid when due under the loan bear interest at the rate of 15% per annum. Through March 27, 2007 $2,950,000 has been drawn from the Credit Agreement.

The Credit Agreement provides for additional advances to be made to us in an amount not to exceed $750,000, assuming that certain conditions are met by us in the future, including (a) that SIBL has received current financial information regarding our operations (as further described in the Credit Agreement) and that we have issued SIBL 26,250 warrants to purchase shares of common stock and (b) that we are able to obtain additional loans in an aggregate amount of $750,000 from parties other than SIBL; and an additional loan in an amount not to exceed $1,500,000, assuming (a) and (b) above and that we have issued additional warrants (to be determined prior to such additional advance), to SIBL.

Immediately upon our execution of the Credit Agreement, we paid SIBL a placement fee of $200,000, plus SIBL’s reasonable costs and expenses incurred in connection with the closing of the Credit Agreement.

Resorts Funding Group, LLC Credit Facility

We have received $2,905,000 from Resorts Funding Group, LLC which has been matching the funds from the SIBL Credit Agreement (see above) through the end of March 2007.

We intend to enter into an agreement with Resorts Funding Group, LLC on similar terms and conditions to those of the SIBL Credit Agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

However, because we have not fully integrated and no longer plan to integrate our administrative operations, we face pressure related to recording, processing, summarizing and reporting consolidated financial information required to be disclosed by us in the reports that we file or submit under the Exchange Act in a timely manner as well as accumulating and communicating such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS:

Our executive officers and Directors, and their ages and positions are as follows:

NAME	AGE	TITLE

Malcolm J. Wright	56	Chief Executive Officer and
		Chairman of the Board of Directors

Omar Jimenez	45	Chief Financial Officer

Frederick Pauzar	52	President, Chief Operating Officer,
		and Director

Michael Crosbie	38	Corporate General Counsel,
		Executive Vice President,
		and Secretary

L. William Chiles	64	Director, Chief Executive Officer,
		and Chairman of the Board of
		Directors of Hickory Travel Systems, Inc.

James Leaderer	53	Director

Jeffrey Scott	50	President of Hickory Travel Systems, Inc.

BIOGRAPHICAL INFORMATION OF
CURRENT OFFICERS AND DIRECTORS

MALCOLM J. WRIGHT is the driving force behind our business model, has served as a member of our Board of Directors and as our Chief Executive Officer since June 2002. Mr. Wright served as our Secretary from June 2002 until December 28, 2005 and as our President from June 2002 until March 7, 2006. Since March 7, 2006, Mr. Wright has served as the Chairman of our Board of Directors. Between June 2002 and March 2007, Mr. Wright served as our Chief Financial Officer. Prior to joining us, Mr. Wright successfully developed vacation properties abroad that are similar to the ones planned at The Sonesta Orlando Resort at Tierra Del Sol. Since 1998, Mr. Wright served as the President of American Leisure Inc, which we acquired in June 2002. Mr. Wright currently serves as the President of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of the resort, Xpress Ltd., with which we contracted for the exclusive sales and marketing for resort, , M J Wright Productions, Inc., which owns our Internet domain names, and Resorts Development Group, LLC, which engages in real estate development. Mr. Wright is also the President of Osceola Business Managers, Inc., Innovative Concepts, Inc. Florida World, Inc. and SunGate Resort Villas, Inc. which do not currently conduct any business operations. Since 1980, Mr. Wright has spent a considerable amount of time and money in establishing a large and effective marketing network in the United Kingdom and parts of Europe, that has been responsible for the pre-sales at The Sonesta Orlando Resort at Tierra Del Sol Mr. Wright was admitted to Associate Membership of the Institute of Chartered Accountants in England & Wales in 1974 and admitted to Fellowship of the Institute of Chartered Accountants in England & Wales in 1978.

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

OMAR JIMENEZ, has served as our Chief Financial Officer since March 2007. Mr. Jimenez has served as the Chief Financial Officer of our wholly owned subsidiary, American Leisure Equities Corporation since December 2004. From June 2004 until December 2004, Mr. Jimenez served as a consultant to the Company. From April 2003 until June 2004, Mr. Jimenez served as the Director of Operations of US Installation Group, Inc., which specialized in home improvement installations. From April 2002 until April 2003, Mr. Jimenez served as Chief Financial Officer of Onyx Group, which specialized in finance, real estate, transportation, agriculture and insurance. From March 1998 to April 2002, Mr. Jimenez served as Chief Financial Officer of BCC Financial Management, Inc., which specialized in employee leasing and accounts receivable management services. From February 1991 until March 1998, Mr. Jimenez served as Chief Financial Officer of various insurance and finance companies.

Mr. Jimenez received a Bachelors degree in Finance and Accounting from the University of Miami in 1983, and received a Masters of Business Administration degree from Florida International University in 2002. Mr. Jimenez is a Certified Public Accountant, Chartered Property and Casualty Underwriter, a Mortgage Broker, a Member of the American Institute of Certified Public Accountants and a Member of the Florida Institute of Certified Public Accountants.

FREDERICK PAUZAR has served as our Director and Chief Operating Officer since September 1, 2005. Since March 7, 2006, Mr. Pauzar has served as our President. From December 28, 2005 until March 15, 2006, Mr. Pauzar served as our Secretary. Mr. Pauzar currently serves as Chairman of Group One Productions, Inc., a Florida-based business and real estate consulting and development firm, and has held this position since he co-founded the company in 1991. Also, Mr. Pauzar served as the Chief Executive Officer until December 2005. From January 1997 to February 2005, Mr. Pauzar served as Chief Executive Officer of Fugleberg and from February 2005 to December 2005 Mr. Pauzar served as a Director and Vice President. Mr. Pauzar received an Associate in Science degree from Excelsior College in Albany, New York. Mr. Pauzar serves on the board of the University of Central Florida Lou Frey Institute of Politics and Government.

MICHAEL CROSBIE has served as our General Counsel, Executive Vice President, and Secretary since March 15, 2006. Mr. Crosbie previously served as a Partner with Foley & Lardner, a national law firm in its Orlando, Florida, office from February 2004 until March 2006. From February 2002 until January 2004, Mr. Crosbie served as senior counsel with Foley & Lardner and from September 1998 until January 2002, he served as an associate with Foley & Lardner. Prior to joining Foley & Lardner, Mr. Crosbie served as a law clerk for United States District Judge Steven D. Merryday in Tampa, Florida, from June 1997 until August 1998. From August 1995 until May 1997, he was employed as an associate attorney with Rumberger, Kirk & Caldwell, in Orlando, Florida. Mr. Crosbie obtained his bachelors degree from the University of Central Florida in Political Science in 1992 and obtained his Juris Doctorate from the University of Florida in 1995. Mr. Crosbie is a member of The Florida Bar, the Supreme Court of Florida, the United States District Court for the Middle District of Florida, the United States Court of Appeals for the Ninth and Eleventh Circuits and is also a member of the Federalist Society.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information regarding the compensation that we paid to our Chief Executive Officer and each of our four other most highly compensated executive officers during the three years ended December 31, 2006 (Mr. Jimenez was appointed Chief Financial Officer subsequent to the year ended December 31, 2006, and his compensation has therefore not been disclosed below). We refer to these officers in this report as the named executive officers.

SUMMARY COMPENSATION TABLE*

					Securities	Total
				Other annual	Underlying	Annual
Name and		Salary	Bonus	compensation	Options/SARs	Compensation
Principal Position	Year	($)	($)	($)	($)	($)

Malcolm J. Wright	2006	$1,275,000(1)		$29,280 (2)(3)	$865,518 (8)	$2,169,798(4)
Chief Executive Officer	2005	$560,000(5)	$182,647(6)	$29,280 (2)(3)	$2,256,657 (8)	$3,028,584
and Chairman	2004	$545,000(5)	--	$29,280 (2)(3)	$481,015(8)	$1,055,295

L. William Chiles	2006	$241,800(9)	--	$46,500(2)(13)		$288,300 (13)
Director and the Chief	2005	$245,438(10)	--	$18,000(2)	$217,334 (12)	$480,772
Executive Officer of	2004	$252,902(11)	--	$18,000(2)	$237,382 (12)	$588,284(14)
Hickory Travel
Systems, Inc.

Michael Crosbie	2006(14)	$165,063	--	--	$110,253(15)	$275,316
General Counsel,
Executive Vice
President, and Secretary

Christopher Dane	2005(16)	$108,496	--	--	--	$108,496
Former President
of Hickory
Travel Systems, Inc.

Frederick Pauzar	2006	$275,000	--	$18,000(2)	--	$293,000
President,	2005	$93,333 (17)	--	$18,000(2)	$72,029 (18)	$183,362
Chief Operating
Officer, and Director

Charles Sieberling	2006	$125,000	--	--	--	$125,000
Secretary of Hickory	2005	$128,240	--	--	--	$128,240
Travel Systems, Inc	2004	$131,731	--	--	--	$131,731

Jeffrey Scott	2006	$118,173	--	--	$110,253(19)	$228,426
President of Hickory
Travel Systems, Inc.

James Leaderer	2006	$0	--	$18,000(2)	--	$18,000
Director

*Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation listed for each individual above. There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and Directors and no individual listed above received any restricted stock awards during the periods listed.

(1) Includes $775,000 which Mr. Wright was paid for prior years services and $500,000 in salary which was accrued during the year ended December 31, 2006.

(2) Includes $18,000 accrued per year for each Director for services rendered to the Company as member of the Company’s Board of Directors, which amount bears interest at the rate of 12% per annum, compounded annually until paid.

(3) We pay $940 per month and related expenses to provide Mr. Wright with business use of a motor vehicle.

(4) Includes $202,500 of accrued interest on salary payable to Mr. Wright.

(5) Includes $500,000 and $250,000 of accrued salary for Mr. Wright's services as an executive officer for 2005 and 2004, respectively, and $60,000 and $45,000 of accrued interest on salaries payable in 2005 and 2004, respectively, at 12% per annum.

(6) Represents a bonus of $182,647 which was paid to Mr. Wright equal to 19% of the total net revenues of the Company's subsidiary, Advantage Professional Management, Inc. in connection with the terms of Mr. Wright's employment with the Company, which have not as of the date of this filing been finalized in a written employment agreement. The $182,647 bonus accrued to Mr. Wright during the year ended December 31, 2005.

(8) Includes 1,035,000 options granted to Mr. Wright during the year ended December 31, 2006; 2,365,510 options granted to Mr. Wright during the year ended December 31, 2005; and 695,720 options granted to Mr. Wright during the year ended December 31, 2004 in connection with guarantees Mr. Wright made of debts which we owed, which pursuant to the terms of a Debt Guaranty Agreement we previously entered into with Mr. Wright, provide for him to receive warrants to purchase 3% of any amount he guarantees on our behalf at an exercise price of $1.02 per share. The amount listed for the year ended December 31, 2004 also includes 100,000 options to purchase shares of our common stock at an exercise price of $1.02 per share, which were granted to him in consideration for services rendered to the Company as a Director.

(9) Mr. Chiles was paid $141,800 in salary for his services to the Company as Chief Executive Officer of Hickory Travel Systems, Inc. during the year ended December 31, 2006. He also accrued $100,000 of salary for his services to the Company as Chief Executive Officer of Hickory Travel Systems, Inc., which accrued salary bears interest at the rate of 12% per year compounded annually until paid. Mr. Chiles is provided a new insured automobile for his use during the term of his employment with Hickory, which vehicle shall have an approximate value of $80,000, and which amount is not included in the total compensation included above as the value of the use of such vehicle by Mr. Chiles does not exceed 10% of his salary for any year disclosed above.

(10) Mr. Chiles was paid $145,438 in salary for his services to the Company as Chief Executive Officer of Hickory Travel Systems, Inc. during the year ended December 31, 2005. He also accrued $100,000 of salary for his services to the Company as Chief Executive Officer of Hickory Travel Systems, Inc., which accrued salary bears interest at the rate of 12% per year compounded annually until paid.

(11) Includes $152,902 of salary paid to Mr. Chiles for his services as an executive officer of Hickory for 2004,and $100,000 of accrued salary for 2004.

(12) Represents 168,672 options granted to Mr. Chiles during the year ended December 31, 2006 and 337,000 options granted to Mr. Chiles during the year ended December 31, 2005, in connection with guarantees Mr. Chiles made of debts which we owed, which pursuant to the terms of a Debt Guaranty Agreement we previously entered into with Mr. Chiles, provide for him to receive warrants to purchase 3% of any amount he guarantees on our behalf at an exercise price of $1.02 per share. The amount listed for the year ended December 31, 2004 also includes 100,000 options to purchase shares of our common stock at an exercise price of $1.02 per share, which were granted to him in consideration for services rendered to the Company as the Company’s Director.

(13) Includes $28,500 of accrued interest on amounts owed to Mr. Chiles.

(14) Mr. Crosbie was appointed as our General Counsel, Executive Vice President and Secretary on March 15, 2006.

(15) Includes 100,000 options with an exercise price of $1.02 per share, of which 50,000 options vested to Mr. Crosbie upon his appointment as our General Counsel, Executive Vice President and Secretary on March 15, 2006, and the remaining 50,000 options vest to Mr. Crosbie on the first and second anniversaries of his appointment as an officer of the Company, assuming he is still employed by the Company at that time.

(16) Mr. Dane served as president of Hickory Travel Systems, Inc. from March 1, 2005 until March 1, 2006.

(17) Mr. Pauzar was paid $93,333 for his services as the Company's Chief Operating Officer from September 1, 2005 until December 31, 2005 and for his services as the Company's Secretary from December 28, 2005 until December 31, 2005. Mr. Pauzar did not accrue any salary for the year ended December 31, 2005. Mr. Pauzar does not have an employment agreement with the Company as of the date of this filing.

(18) Includes 100,000 options with an exercise price of $1.02 per share, of which 50,000 options vested to Mr. Pauzar upon his appointment as President of the Company in September 2005, and the remaining 50,000 options vest to Mr. Pauzar on the first and second anniversaries of his appointment as President of the Company (of which 25,000 additional options have vested to date on the first anniversary of his appointment), assuming he is still employed by the Company at that time.

(19) Includes 100,000 options with an exercise price of $1.02 per share, of which 50,000 options vested to Mr. Scott upon his appointment as President of Hickory on March 2, 2006, and the remaining 50,000 options vest to Mr. Scott on the first and second anniversaries of his appointment as President of Hickory (of which 25,000 additional options have vested to date on the first anniversary of his appointment), assuming he is still employed by the Hickory at that time.

EMPLOYMENT AGREEMENTS

Mr. Wright and we are negotiating an employment agreement pursuant to which Mr. Wright will serve as our Chief Executive Officer.

Mr. Pauzar and we are negotiating an employment agreement pursuant to which Mr. Pauzar will serve as our President and Chief Operating Officer.

Effective March 15, 2006, we entered into a three year Employment Agreement with Michael Crosbie to serve as our Executive Vice President, Secretary and General Counsel. During the term of the employment agreement, Mr. Crosbie will receive a salary equal to $170,000 per year, subject to yearly increases of no less than 10% per year. Pursuant to the Employment Agreement he is also eligible for yearly bonuses. In connection with Mr. Crosbie’s Employment Agreement, Mr. Crosbie received 100,000 warrants to purchase shares of our common stock at an exercise price of $1.02 per share, of which 25,000 warrants vested on March 15, 2006, and 25,000 warrants will vest to him as of March 15, 2007, 2008 and 2009 (assuming he is still employed under the Employment Agreement on those dates). Mr. Crosbie is also eligible for a vehicle allowance equal to 5% of his annual salary.

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

COMPENSATION DISCUSSION AND ANALYSIS

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

Compensation Of Directors

We pay or accrue $18,000 per year for each person who serves on the board of Directors. During the last two fiscal years we accrued all Directors salaries, which amount totaled approximately $260,500 as of December 31, 2006.

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

Executive Compensation Philosophy

Our Board of Directors determines the compensation provided to our executive officers in their sole determination. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package includes a base salary, which we believe is competitive with other companies of our relative size. In addition, we have previously granted certain options to our executive and non-executive employees as part of our compensation package, and our Board of Directors reserves the right to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.

Base Salary

The base salary of our executive officers, as described in the table and footnotes above, was established by evaluating the range of responsibilities of their positions, as well as the anticipated impact that such individuals could have in meeting our strategic objectives. The established base salary of each individual was then benchmarked to comparable positions within our industry and similarly sized companies. Base salaries may be adjusted to reflect the varying levels of position responsibilities and individual executive performance.

Incentive Bonus

Along with our executives’ base salaries, the Board of Directors reserves the right to give incentive bonuses to our executive officers, which bonuses the Board of Directors may grant in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives in the sole discretion of the Board of Directors.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Chief Executive Officer and President, as well as other executive positions) and the Company (in establishing compensation levels for all executive and non-executives of the Company) consider many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, contributions to the Company’s overall image and reputation in the Company’s industry, and contributions to the development of the management team and other employees. An employee must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development with new and existing customers, development of new products, sales and marketing, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors also considers: competitiveness of compensation packages relative to other comparable companies, both inside and outside of the resort construction and travel services industries, and the experience level of each particular individual.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment and/or consulting agreements (if any), or annually, but may be reviewed more often as deemed appropriate by our Board of Directors.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

Compensation Strategy for Key Management Personnel

The Company’s compensation strategy for its key management personnel is as follows:

•
Total compensation may include base salary and short-term and long-term variable incentives based on annual and long term performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies in the Company’s industry. The Company’s organization size and complexity will be taken into account, and therefore similarly situated companies include companies of similar size and complexity whether or not such companies are in the Company’s industry or not.

•
When determining compensation for officers, managers and consultants, the Company takes into account the employee’s (and/or consultant’s) knowledge, experience, past employment history and connections in the industry, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•	The Company reserves the right to adjust annual base salaries of employees and/or to award performance based bonuses if individual performance is at or above pre-established performance expectations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 1, 2007, with respect to the beneficial ownership of our common stock by (i) each Director and officer of the Company, (ii) all Directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:

					Total
		Preferred		Total	Percentage of
	Common	Stock Voting		Voting	Beneficial
	Stock(1)	Rights(1)	Warrants(1)	Shares(1)	Voting Shares(1)
Roger Maddock	2,447,616(2)	5,050,000(3)	513,000(4)	8,010,616(2)(3)(4)	48.7%(5)

Malcolm J. Wright	1,565,675(6)	3,900,000(7)	4,196,230(8)	9,661,905(6)(7)(8)	50.9%(9)
CEO and Chairman

Omar Jimenez	-	-	100,000(24)	100,000(24)	0.1%
CFO

Stanford Venture
Capital	845,733(10)	-	708,000(11)	1,553,733(10)(11)	13.4%(12)
Holdings, Inc.

Stanford	1,560,500(13)	477,000(14)	744,000(15)	2,781,500(13)(14)(15)	22.2%(16)
International
Bank Limited

L William Chiles	850,000	-	606,016(17)	1,456,016(17)	12.7%(18)
Director

James Leaderer	10,000	-		10,000	0.1%(19)
Director

Frederick Pauzar	1,000	-	75,000(20)	75,000(20)	0.7%(21)
Director

Michael Crosbie	-	-	75,000(22)	75,000(22)	0.7%(23)
General Counsel Executive Vice President and Secretary
(All officers	2,426,675	3,900,000(7)	5,052,246(8)(17)	11,378,921(6)(7)(8)	57.3%(25)
and Directors				(20)(22)(17)(20)(22)
as a group six persons)

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right. As of March 1, 2007, there were 10,877,974 shares of common stock outstanding.

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

(4) Includes 270,000 warrants to purchase shares of the Company's common stock which were granted to Avirmex, Inc., whose president is Mr. Maddock, in January, 2004 and 243,000 warrants to purchase shares of the Company's common stock at $1.02 per share, which warrants were issued to Mr. Maddock in connection with his guaranty of the Company's $8,100,000 credit facility from Stanford International Bank, Ltd.

(5) Using 16,440,974 shares outstanding, which assumes the conversion of Mr. Maddock's 5,050,000 shares of Series A Preferred Stock and the exercise of all 513,000 warrants which he beneficially owns.

(6) Includes 845,733 shares of common stock held individually by Mr. Wright and 719,942 shares held by Xpress, Ltd. ("Xpress"), of which Mr. Wright serves as president.

(7) Includes 55,000 shares of Series A Preferred Stock which are convertible into 550,000 shares of the common stock, which are owned individually by Mr. Wright and 335,000 shares of Series A Preferred Stock owned directly by Xpress, which Mr. Wright is the president of, which are convertible into 3,350,000 shares of common stock. Mr. Wright has pledged 845,733 shares of common stock to Stanford as collateral for an aggregate of $6,000,000 of financing that Stanford has provided to us. Mr. Wright disclaims beneficial ownership of 302,000 shares of common stock owned directly by James Hay Trustees, Ltd. as Mr. Wright does not have voting or investment power over these shares, which the trust is holding for the benefit of Mr. Wright's pension.

(8) Includes 4,196,230 warrants to purchase shares of the Company's common stock at $1.02 per share.

(9) Using 18,974,204 shares of common stock outstanding, assuming the conversion of Mr. Wright's 390,000 shares of Series A Preferred Stock and the exercise of all 4,196,230 warrants held by Mr. Wright.

(10) Includes 845,733 shares of common stock pledged by Mr. Wright, see footnote (7) above. However, this amount does not include the shares of common stock directly owned by four Stanford employees or shares issuable upon exercise of the warrants owned by such employees, as there are no contracts, agreements or understandings pursuant to which Stanford has or shares voting power, which includes the power to vote, or direct the voting of, or investment power, which includes the power to dispose or direct the disposition of, in connection with the shares held by the Stanford employees.

(11) Includes 708,000 warrants to purchase shares of the Company's common stock at $5.00 per share.

(12) Using 11,585,974 shares of common stock outstanding, which amount assumes the exercise by Stanford of all 708,000 warrants which it holds.

(13) Includes 1,125,000 shares of common stock held by Stanford International Bank, Ltd., and an aggregate of $4,355,000 in convertible promissory notes convertible into shares of common stock at $10 per share, which are convertible into an aggregate of 435,500 shares of common stock at the option of Stanford International Bank, Ltd.

(14) Includes 23,850 shares of Series C Preferred Stock held by Stanford International Bank, Ltd., which are convertible into 477,000 shares of common stock.

(15) Includes warrants to purchase 231,000 shares of the Company's common stock at $0.001 per share and warrants to purchase 154,000 shares of the Company's common stock at $5.00 per share.

(16) Using 12,099,044 shares outstanding, which amount includes the conversion of all 23,850 shares of Series C Preferred Stock held by Stanford International Bank, Ltd., and the exercise of warrants to purchase 744,000 shares which Stanford International Bank, Ltd. holds.

(17) Includes 606,026 warrants held by Mr. Chiles, 437,374 of which have an exercise price of $1.02 per share and 168,672 of which have an exercise price of $2.96 per share.

(18) Using 11,483,990 shares of common stock outstanding, which amount assumes the exercise by Mr. Chiles of all 606,016 warrants which he holds to purchase shares of the Company's common stock.

(19) Using 10,877,974 shares of common stock outstanding as of March 1, 2007.

(20) Includes 75,000 warrants to purchase shares of the Company's common stock at $1.02 per share.

(21) Using 10,952,974 shares of common stock outstanding, which amount assumes the exercise by Mr. Pauzar of all 75,000 warrants which he holds to purchase shares of the Company's common stock.

(22) Includes 75,000 warrants to purchase shares of the Company's common stock at $1.02 per share.

(23) Using 10,952,974 shares of common stock outstanding, which amount assumes the exercise by Mr. Crosbie of all 75,000 warrants which he holds to purchase shares of the Company's common stock.

(24) Mr. Jimenez was granted 100,000 warrants to purchase shares of our common stock in December 2006, which warrants vested immediately.

(25) Using 19,730,220 shares of common stock outstanding, which amount assumes the exercise by the officers and Directors of all shares of Preferred Stock which they hold, as described in footnote (7) and the exercise of all warrants to purchase shares of the Company's common stock held by the officers and Directors, as described in footnotes (8),(15),(17)(20) and (22).

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

We accrue $500,000 per year as salary payable to Malcolm J. Wright, our Chief Executive Officer. Prior to 2004, we accrued $250,000 per year as salary payable to Mr. Wright. We accrue interest at a rate of 12% compounded annually on the salary owed to Mr. Wright. As of December 31, 2006, the aggregate amount of salary payable and accrued interest owed to Mr. Wright was $2,225,000. We also accrue $100,000 per year as salary payable to L. William Chiles, a Director of the Company and the President of Hickory, for his services, and interest at a rate of 12% compounded annually beginning in 2005. As of December 31, 2006, the aggregate amount of salary payable to Mr. Chiles was $300,000.

We pay or accrue Directors' fees to each of our Directors in an amount of $18,000 per year for their services as Directors. During the last three fiscal years, we have accrued approximately $260,500 in Directors’ fees, which amount has not been paid to date.

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

Malcolm J. Wright is the President and 81% majority shareholder of American Leisure Real Estate Group, Inc. ("ALREG"). We do not own any interest in ALREG. On November 3, 2003, we entered into an exclusive development agreement with American Leisure Real Estate Group to provide development services for the development of The Sonesta Orlando Resort at Tierra Del Sol. Pursuant to this development agreement, it is responsible for all development logistics and we are obligated to reimburse it for all of its costs and to pay it a development fee in the amount of 4% of the total costs of the project paid by it. As of December 31, 2006, it had administered operations and paid bills in the amount of $23,117,280 and accrued a fee of 4% (or approximately $980,691) under the development agreement.

Mr. Wright is also an officer and shareholder of, M J Wright Productions, Inc., which owns our Internet domain names, Resorts Development Group, LLC which develops resort properties in Orlando including Bella Citta, Los Jardines Del Sol, The Preserve, Tortuga Cay and Sherberth Development LLC, Resorts Construction, LLC with whom we intend to contract to construct part of the Sonesta Resort as described above, Titan Manufacturing, LLC with whom we intend to purchase roof tiles for our developments, Malcolm J. Wright and members of his family are the majority shareholders of Xpress Ltd., a company that has experience marketing vacation homes in Europe. On November 3, 2003, we entered into an exclusive sales and marketing agreement with Xpress to sell the units in The Sonesta Orlando Resort at Tierra Del Sol being developed by us. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by us plus a marketing fee of 1.5%. Pursuant to the terms of the agreement, one-half of the sales fee is payable upon entering into a sales contract (with deposits paid as required by the sales contract) for a unit in the resort and the other half is due upon closing the sale. For the fiscal year ended December 31, 2006, the total sales made by Xpress amounted to approximately $229,590,043. As a result of the sales, we were obligated to pay Xpress a total sales fee of $6,887,701, which has been paid to date and a marketing fee of $3,443,851, which has not been paid to date. As of December 31, 2006, we had paid Xpress $6,887,701 of cash, issued Xpress 120,000 shares of Series A Preferred Stock valued at $1,200,000, and transferred to Xpress a 1913 Benz automobile valued at $500,000 in connection with sales fees.

In February 2004, Malcolm J. Wright, individually and on behalf of Xpress, and Roger Maddock, individually and on behalf of Arvimex, Inc., entered into contracts with us to purchase an aggregate of 32 town homes for $13,356,800. Mr. Wright and Mr. Maddock paid an aggregate deposit of $2,327,360 and were given a 10% discount that we otherwise would have had to pay as a commission to a third-party real estate broker. Roger Maddock is directly (and indirectly through Arvimex) the beneficial owner of more than 5% of our common stock.

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

On February 1, 2005, Gillian Wright resigned as one of our Directors.

M J Wright Productions, Inc., of which Mr. Wright is the President, owns our Internet domain names.

Mr. Wright and we are negotiating an employment agreement pursuant to which Mr. Wright will serve as our Chief Executive Officer. We will provide the terms of the employment agreement when it is finalized. In June 2005, we entered into an indemnification agreement with Mr. Wright.

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

On July 1, 2005, we granted warrants to L. William Chiles, a Director, to purchase 168,672 shares of our common stock at an exercise price of $1.02 per share and warrants to Malcolm J. Wright, our Chief Executive Officer and Chairman, to purchase 347,860 shares of our common stock at an exercise price of $1.02 per share. We issued the warrants to Mr. Chiles and Mr. Wright as consideration for them renewing their personal guarantees regarding the loan with Grand Bank & Trust of Florida in connection with our renewal of that loan.

South Beach Resorts, LLC, contracted with one of the Company's subsidiaries Wright Resort Villas & Hotels, Inc. to receive hotel management services for a hotel which it owns and is redeveloping. Mr. Pauzar, Mr. Wright and Mr. Maddock controlled the membership interests of the limited liability company SBR Holdings, LLC which owns and controls South Beach Resorts, LLC.

On December 28, 2005 we granted warrants to Malcolm J. Wright, our Chief Executive Officer and Chairman, to purchase 2,008,500 shares of our common stock at an exercise price of $1.02 per share. We issued the warrants to Mr. Wright as consideration for his personal guarantee regarding the construction and land loans with KeyBank, N.A. While the terms of these warrants have been agreed to, they have not been memorialized in a formal agreement as of the date of this filing.

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

Mr. Wright pledged to Stanford 845,733 shares of our common stock which he holds. Stanford is currently in possession of the shares of our common stock that Mr. Wright pledged; however, Mr. Wright retained the power to vote (or to direct the voting) and the power to dispose (or direct the disposition) of those shares. Mr. Chiles had personally guaranteed $2,000,000 of the $6,000,000 received from Stanford and pledged to Stanford 850,000 shares of our common stock held by Mr. Chiles. Stanford released Mr. Chiles from the personal guarantee and released his common stock from the pledge when we closed the $6,000,000 credit facility. Mr. Wright and Mr. Chiles have each also given a personal guarantee regarding a loan in the principal amount of $6,000,000 that was made to Tierra Del Sol Resort Inc. by Grand Bank & Trust of Florida. We have authorized the grant of warrants to Mr. Wright and Mr. Chiles to purchase 695,720 shares and 337,344 shares, respectively, of our common stock at an exercise price of $1.02 per share. We are under a continuing obligation to issue warrants at $1.02 to Messrs. Wright and Chiles for guarantees that they may be required to give on our behalf going forward.

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

In September 2006, the Company (through its subsidiaries TDS Town Homes (Phase 1), LLC and TDS Town Homes (Phase 2), LLC) contracted with Resorts Construction, LLC to furnish construction administration and management services at the Tierra Del Sol Resort property. Resorts Construction, LLC will provide all labor, materials, equipment and services necessary to construct 508 townhomes. Malcolm Wright, CEO and Director of the Company, owns a 50% membership interest in Resorts Construction, LLC. The Company was required to pay to Resorts Construction, LLC $4 million in connection with the execution of the contract as a payment for material required to begin construction. The contract has a lump sum price of $106,283,274, subject to certain price increases. In addition, Resorts Construction, LLC will construct stem wall foundations for the townhomes at the rate of $235.00 per linear foot which is in addition to the lump sum price of $106,283,274.

In September 2006, the Company (through its subsidiaries TDS Clubhouse, Inc.; TDS Amenities, Inc., and Costa Blanca I Real Estate, LLC) contracted with Resorts Construction, LLC to furnish construction administration and management services at the Tierra Del Sol Resort property. Resorts Construction, LLC will provide all labor, materials, equipment and services necessary to construct the Club House (Phase i), five Costa Blanca Condominium Buildings (Phase 2) and Water Park, Sports Bar, Additional Pool, Flow Rider and Other Amenities (Phase 3). Malcolm Wright, CEO and Director of the Company, owns a 50% membership interest in Resorts Construction, LLC. The Company was required to pay to Resorts Construction, LLC a non-refundable $500,000 payment with the execution of the contract as a payment for commitment and mobilization. The contract is stated at costs incurred plus 5%.

Through December 31, 2006, Resorts Construction, LLC has been paid a total of $8,220,187 under the two contracts described above.

On December 22, 2006 the Company acquired 100% of South Beach Resorts, LLC (“SBR”) and SBR Holdings, LLC for $1,120,000 plus a 25% participation interest granted to Stanford International Bank Limited in the net proceeds realized by SBR upon the disposition of its Boulevard Hotel property located in Miami Beach, Florida. The $1,120,000 was provided as a loan from Stanford International Bank Limited to Reedy Creek Acquisition Corporation. SBR was owned by SBR Holdings, LLC which was owned equally by Malcolm Wright (CEO, CFO and Director of the Company) and Frederick Pauzar (COO, President and Director of the Company). At the date of acquisition, the Boulevard Hotel was encumbered with a mortgage due to LaSalle Bank, National Association, as Trustee of Marathon Real Estate CDO 2006-1 Grantor Trust, successor-in-interest to Marathon Structured Finance Fund L.P. in the amount of $7,498,900 that matured on January 11, 2007. The mortgage has matured and remains unpaid however, the mortgage is not in default and a forbearance agreement is in place with LaSalle Bank, National Association, as Trustee of Marathon Real Estate CDO 2006-1 Grantor Trust, successor-in-interest to Marathon Structured Finance Fund L.P.. The Company is actively seeking to replace the debt with a new lender. SBR was acquired from Malcolm Wright and Frederick Pauzar in July 2005 and the financial statement presentation has been restated to present SBR as a subsidiary since that acquisition date.

We also entered into a note with Roger Maddock, a significant shareholder of us, to evidence $3,590,811 in loans and advances Mr. Maddock had previously made to Resorts (the "Maddock Note"), the payment of which was guaranteed by us pursuant to a Guaranty Agreement.

In August 2006, we entered into a Purchase Agreement with SIBL, whereby we agreed to purchase a $750,000 promissory note from SIBL, which note was originally received by SIBL from Scott Roix, an individual, in connection with SIBL's sale of its interest in Vici Marketing Group, LLC ("Vici" and the "Vici Note") to Mr. Roix, and which Note bears interest at the rate of 8% per annum, payable on June 30, 2008. In consideration for the purchase of the Vici Note, we agreed to issue SIBL 235,000 shares of our common stock and a five year warrant to purchase 235,000 shares of our common stock at an exercise price of $20 per share (the "Vici Warrant"). We also granted SIBL demand registration rights in connection with the registration of the shares underlying the Vici Warrant. The balance of the Vici Note as of December 31, 2006 was $500,000.

In August 2006, we entered into an Employment Agreement with Jason Williams, who agreed to serve as our Associate General Counsel and Assistant Secretary for a period of two years, which Employment Agreement shall terminate on August 21, 2008, unless terminated earlier pursuant to the agreement.

On November 22, 2006, we entered into a Credit Agreement with Reedy Creek Acquisition Company, LLC ("RCAC") and Stanford International Bank Limited ("SIBL"), to provide RCAC, our wholly owned subsidiary, a $4,300,000 credit facility (the "RC Credit Agreement"). SIBL had previously loaned RCAC $7,150,000 on July 8, 2005 and $850,000 on January 5, 2006, which loans were evidenced by a Renewed, Amended and Increased Promissory Note in the amount of $8,000,000, which we had guaranteed. In connection with the RC Credit Agreement, the Renewed, Amended and Increased Promissory Note was replaced by a Second Renewed, Amended and Increased Promissory Note in the amount of $12,200,000 (the "RC Note"), which was replaced by a Third Renewed, Amended and Increased Promissory Note in the amount of $13,420,000, which was replaced by a Fourth Renewed, Amended and Increased Promissory Note in the amount of $15,300,000 (the "Amended RC Note"). The Amended RC Note provides that the principal amount of $8,000,000, the initial indebtedness, together with all accrued and unpaid interest under the original note shall bear interest at the rate of eight percent per annum and shall be due and payable on June 30, 2007. The Amended RC Note provides that the principal amount of $7,300,000, future advance indebtedness, together with all accrued and unpaid interest on the future advance indebtedness shall bear interest at the rate of twelve percent per annum and shall be due and payable on June 30, 2007. Malcolm J. Wright, our Chairman and Chief Executive Officer personally guaranteed the repayment of the RC Note. Mr. Wright received 129,000 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of the RC Credit Agreement, equal to three percent (3%) of to the total indebtedness of the RC Credit Agreement.

We entered into a Second Mortgage Modification Agreement and Future Advance Certificate with SIBL in connection with our entry into the RC Credit Agreement, which provided SIBL a mortgage over certain real property owned by us in Osceola County, Florida, to secure the repayment of the RC Note.

On December 18, 2006, we entered into "Amendment No. 1 to the $4.3 Million Credit Agreement" the ("Amended RC Credit Agreement") with SIBL and RCAC, which amended the terms of the RC Credit Agreement, to increase the loan amount under such agreement from $4,300,000 to $5,420,000, to include an advance of $1,120,000 which was received on December 18, 2006 to cover the placement of an appeal bond by us and related expenses paid by us on behalf of South Beach Resorts, LLC ("Resorts," which we purchased pursuant to the Purchase Agreement, described and defined below) in connection with Resorts' purchase of the Boulevard Hotel (described below) from a company which was then in Chapter 11 bankruptcy, and a subsequent dispute regarding such purchase. The Amended RC Credit Agreement also amended and restated the RC Note in the amount of $13,420,000, evidenced by a "Third Renewed, Amended and Increased Promissory Note" (the "Amended RC Note"), to include the increased Amended RC Credit Agreement amount and provided for Malcolm J. Wright, our Chief Executive Officer and Chairman to provide a restated Guaranty to SIBL to include the amended loan amount. Mr. Wright received 33,600 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of Amended RC Credit Agreement, equal to three percent (3%) of the total indebtedness of the increased amount of the RC Credit Agreement.

We also entered into a Third Mortgage Modification Agreement and Future Advance Certificate in connection with the increased RC Loan, which increased SIBL's mortgage on certain of our property in Osceola County, Florida to secure the Amended RC Loan.

On January 31, 2007, we entered into we entered into "Amendment No. 2 to the $4.3 Million Credit Agreement" the ("Second Amended RC Credit Agreement") with SIBL and RCAC, which amended the terms of the Amended RC Credit Agreement, to increase the loan amount under such agreement from $5,420,000 to $7,300,000, to include an advance of $1,880,000. The Second Amended RC Credit Agreement also amended and restated the RC Note in the amount of $15,300,000, evidenced by a "Fourth Renewed, Amended and Increased Promissory Note" (the "Amended RC Note"), to include the increased Second Amended RC Credit Agreement amount and provided for Malcolm J. Wright, our Chief Executive Officer and Chairman to provide a restated Guaranty to SIBL to include the amended loan amount. Mr. Wright received 56,400 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of Amended RC Credit Agreement, equal to three percent (3%) of the total indebtedness of the increased amount of the RC Credit Agreement.

On November 22, 2006, we entered into a Credit Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford"), Tierra Del Sol Resort (Phase 2), Ltd., Costa Blanca II Real Estate, LLC, Costa Blanca III Real Estate, LLC, TDS Town Homes (Phase 2) LLC and TDS Clubhouse, Inc. (the "TDSR Credit Agreement") to provide $6,200,000 of capital for (1) the repayment of the RC Credit Agreement, which was later amended to include the repayment of the increased amount of the Amended RC Credit Agreement in connection with the Amended TDSR Credit Agreement (described below), (2) construction of the pool complex at the Tierra del Sol Phase One project, (3) furniture, fixtures and equipment, and (4) various other expenses. Any amounts borrowed under the TDSR Credit Agreement bear interest at the rate of 12% per annum, and any amounts not paid when due will bear interest at the rate of 15% per annum. Any amounts borrowed under the TDSR Credit Agreement are due and payable on June 30, 2007.

On Janaury 31, 2007, we entered into "Amendment No. 2 to $6.2 Million Credit Agreement" (the "Second Amended TDSR Credit Agreement") to amend the TDSR Credit Agreement to reflect the Second Amended RC Credit Agreement amount, which is to be repaid with any funds received in connection with the exercise of the Second Amended TDSR Credit Agreement.

The Second Amended TDSR Credit Agreement is not effective until we substitute a portion of Tierra Del Sol Resorts, Inc. as collateral for future advances under the Second Amended TDSR Credit Agreement, and as such, we have not borrowed any funds pursuant to the Second Amended TDSR Credit Agreement to date. We anticipate the funds received from the Second Amended TDSR Credit Agreement, if such agreement is funded to be used to repay the Second Amended RC Credit Agreement.

We paid Stanford a placement fee of $186,000 (or 3% of the TDSR Credit Agreement amount) as a placement fee upon our execution of the TDSR Credit Agreement. Malcolm J. Wright has agreed to guarantee the repayment of a $6,200,000 promissory note, which we plan to provide Stanford to evidence the amount borrowed under the TDSR Credit Agreement, assuming we choose to move forward with such credit facility.

In connection with SIBL's agreeing to enter into the Amended RC Credit Agreement, we entered into a Warrant Participation Agreement with SIBL, Resorts, Malcolm J. Wright and Frederick Pauzar (the "Participation Agreement"), whereby we agreed to grant SIBL and six (6) of its assigns the right to a 25% participation interest (the "Participation Interest") in the Net Proceeds (as defined below) realized by us upon the disposition of the real property located at 740 Ocean Drive, Miami Beach, Florida, known as the Boulevard Hotel (the "Property"), for aggregate consideration of $1.00 per warrant (collectively, the "Warrant"). "Net Proceeds" is defined as the proceeds realized upon the disposition or refinancing of the Property, less our cost basis in the Property, excluding any operating losses or operating profits. In the event the Property is not sold by us by December 22, 2009, we agreed to appoint SIBL as true and lawful proxy of us in connection with the engagement of a real estate broker and the subsequent sale of the Property. Mr. Wright and Mr. Pauzar are jointly and severally liable for our obligations under the Participation Agreement, however they are not receiving any warrants in connection with such guaranties.

With an effective date of December 31, 2006, we entered into a Note Modification Agreement (the “Modification Agreement”) with SIBL, various of our subsidiaries and Malcolm J. Wright, our Chief Executive Officer and Chairman. The Modification Agreement extended the due date of our $3,000,000 note with SIBL to January 1, 2008; the due date of our $1,355,000 note with SIBL to January 1, 2008, and the due date of our $305,000 note with SIBL to January 1, 2008. The Modification Agreement also provided that no payments shall be required to be made prior to January 1, 2008, on the notes discussed above. Interest payments were previously being made by the Company.

In February 2007, we acquired 100% of SBR Holdings, LLC from Malcolm J. Wright, our Chief Executive Officer and Chairman, and Frederick Pauzar, our President and a Director of the Company, for no consideration. SBR Holdings, LLC sold South Beach Resorts, LLC to the Company in December 2006. SBR Holdings, LLC’s only asset was its ownership of the membership interest in South Beach Resorts, LLC. As of February 2007, the Company transferred its membership interest in South Beach Resorts, LLC to SBR Holdings, LLC.

In March, 2007, Malcolm J. Wright resigned as Chief Financial Officer of the Company and Omar Jimenez was appointed as Chief Financial Officer to fill the vacancy left by Mr. Wright’s departure as Chief Financial Officer.

On March 13, 2007, we entered into a $10,000,000 Credit Agreement with SIBL, whereby SIBL agreed to loan us $10,000,000 to use for the construction and development of Phase II of the Sonesta Resort. The loan was evidenced by a $10,000,000 Promissory Note, which bears interest at the rate of 10% per annum. The Promissory Note is secured by a second priority security interest and lien on the land underlying Phase II of the Sonesta Resort, all buildings, structures and other improvements on such land, and all fixtures, equipment, goods, inventory or property owned by us currently or in the future, which security interests are evidenced by a Mortgage and Security Agreement, which we and several of our wholly owned subsidiaries entered into with SIBL in connection with the Credit Agreement. The loan is due in full and payable along with any accrued and unpaid interest on March 13, 2008. Any amounts not paid when due under the loan bear interest at the rate of 15% per annum.

The Credit Agreement provides for additional advances to be made to us in an amount not to exceed $750,000, assuming that certain conditions are met by us in the future, including (a) that SIBL has received current financial information regarding our operations (as further described in the Credit Agreement) and that we have issued SIBL 26,250 warrants to purchase shares of common stock and (b) that we are able to obtain additional loans in an aggregate amount of $750,000 from parties other than SIBL; and an additional loan in an amount not to exceed $1,500,000, assuming (a) and (b) above and that we have issued additional warrants (to be determined prior to such additional advance), to SIBL.

Immediately upon our execution of the Credit Agreement, we paid SIBL a placement fee of $200,000, plus SIBL’s reasonable costs and expenses incurred in connection with the closing of the Credit Agreement.

Resorts Funding Group, LLC Credit Facility

We have received $2,905,000 from Resorts Funding Group, LLC which has been matching the funds from the SIBL Credit Agreement (see above) through the end of March 2007.

We intend to enter into an agreement with Resorts Funding Group, LLC on similar terms and conditions to those of the SIBL Credit Agreement.

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

10.44(20)	First Amendment to Asset Purchase Agreement with Around The World Travel, Inc. for TraveLeaders dated March 31, 2005

10.45(21)	Management Agreement with Around The World Travel, Inc. dated January 1, 2005

10.46(21)	License Agreement with Around The World Travel, Inc. dated January 1, 2005

10.47(21)	Agreement with Shadmore Trust U/A/D dated April 1, 2004 to acquire common stock, preferred stock and indebtedness of AWT

10.48(21)	Promissory Note for $1,698,340 issued by the Registrant in favor of Shadmore Trust U/A/D and dated April 1, 2004

10.49(21)	Stock Purchase Agreement dated April 12, 2004 to acquire preferred stock of Around The World Travel, Inc.

10.50(21)	Additional $1.25M issued by the Registrant in favor of Stanford and dated November 15, 2004.

10.51(21)	Third Amendment to Credit Agreement with Stanford for $1,000,000 and Second Additional Stock Pledge Agreement dated December 13, 2004

10.52(21)	Second Renewal Promissory Note for $1,355,000 issued by the Registrant in favor of Stanford and dated December 13, 2004

10.53(21)	Agreement dated March 17, 2005, to Terminate Right of First Refusal Agreement and Amend Registration Rights Agreement with Stanford

10.54(22)	Warrant Agreement and Warrants to Malcolm J. Wright to purchase 100,000 shares at $1.02 per share

10.55(22)	Warrant Agreement and Warrants to L. William Chiles to purchase 100,000 shares at $1.02 per share

10.56(22)	Warrant Agreement and Warrants to T. Gene Prescott to purchase 100,000 shares at $1.02 per share

10.57(22)	Warrant Agreement and Warrants to Charles J. Fernandez to purchase 100,000 shares at $1.02 per share

10.58(22)	Warrant Agreement and Warrant to Steven Parker to purchase 200,000 shares at $1.02 per share

10.59(22)	Warrant Agreement and Warrants to Toni Pallatto to purchase 25,000 shares at $1.02 per share

10.60(21)	Employment Agreement, as amended, between L. William Chiles and Hickory Travel Systems, Inc.

10.61(21)	Employment Agreement between L. William Chiles and the Registrant

10.62(21)	First Amendment to $3 Million Credit Agreement

10.63(21)	Instrument of Warrant Repricing to purchase 100,000 shares at $0.001 per share

10.60(23)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.61(23)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.62(24)	Re-Stated Promissory Note for $6,356,740 issued in favor of Around The World Travel, Inc. dated June 30, 2005.

10.63(26)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.63(27)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.64(27)	Commitment Letter with KeyBank National Association for up to $72,550,000, with a maximum principal balance of $40,000,000 for Phase 1 dated December 1, 2005

10.65(27)	Commitment Letter with KeyBank National Association for up to $14,850,000 for Phase 2 dated December 1, 2005

10.66(28)	Construction Loan Agreement with KeyBank National Association for $40,000,000 for Phase 1 dated December 29, 2005

10.67(28)	Promissory Note with KeyBank National Association for $40,000,000

10.68(28)	Loan Agreement with KeyBank National Association for $14,850,000 for Phase 2 dated December 29, 2005

10.69(28)	Promissory Note with KeyBank National Association for $14,850,000

10.70(28)	Promissory Note for $4,000,000 issued by TDS Management, LLC in favor of PCL Construction Enterprises, Inc.

10.71(28)	Guaranty by the Registrant of the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.72(28)	Guaranty of Malcolm J. Wright guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.73(28)	Addendum to Construction Loan Agreement Condominium and Townhouse Project Development

10.74(28)	Payment Guaranty Phase 1

10.75(28)	Payment Guaranty Phase 2

10.76(28)	Amended Debt Guarantor Agreement

10.77(28)	Guaranty of Tierra Del Sol (Phase 1), Ltd. guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc. (exhibit 10.7)

10.78(28)	Performance and Completion Guaranty

10.79(28)	Pledge and Security Agreement

10.80(29)	Option Exercise Agreement with Stanford Financial Group Company

10.81(29)	Assignment of Interest in Reedy Creek Acquisition Company, LLC

10.82(30)	Registration Rights Agreement with SIBL dated January 4, 2006

10.4(30)	Credit Agreement with SIBL

10.83(29)	$7,000,000 Promissory Note with Bankers Credit Corporation

10.7(29)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement

10.84(29)	Renewed, Amended and Increased Promissory Note

10.85(30)	Stanford International Bank, Ltd. Warrant for 77,000 shares at $0.001 per share

10.86(30)	Stanford International Bank, Ltd. Warrant for 154,000 shares at $5.00 per share

10.87(29)	Irrevocable and Unconditional Guaranty

10.88(30)	Registration Rights Agreement with SIBL dated December 28, 2005

10.89(29)	SIBL $2.1 million note

10.90(30)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 1)

10.91(30)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 2)

10.92(30)	SIBL Warrant Agreement for 2% Phase 1 interest

10.93(30)	SIBL Warrant Agreement for 2% Phase 2 interest

10.94(29)	Stanford International Bank, Ltd. Warrant for 154,000 at $0.001 per share

10.95(29)	Stanford International Bank, Ltd. Warrant for 308,000 at $5.00 per share

10.96(31)	Original Purchase Agreement

10.97(32)	First Amendment to Asset Purchase Agreement

10.98(33)	Settlement Agreement effective as of December 31, 2005 by and among American Leisure Holdings, Inc., American Leisure Equities Corporation and Around The World Travel, Inc.

10.99(34)	Stock Purchase Agreement between Harborage Leasing Corporation and the Company

10.100(34)	$1,411,705 Promissory Note payable to Harborage Leasing Corporation

10.101(34)	Malcolm J. Wright Guaranty Agreement regarding $1,411,705 Promissory Note with Harborage Leasing Corporation

10.102(34)	Harborage Leasing Corporation warrant to purchase 300,000 shares of common stock at $5.00 per share

10.103(35)	Third Party Debt Guarantor Agreement

10.104(35)	Note Modification Agreement with SIBL

10.105(35)	Stock Purchase Agreement with SIBL for the purchase of our Antigua call center operations

10.106(35)	Warrant Agreement with SIBL for the purchase of up to 355,000 shares of common stock at the exercise price of $10.00 per share

10.107(36)	Purchase Agreement between Scott Roix, American Leisure Holdings, Inc. and Stanford International Bank Limited

10.108(36)	Warrant Agreement for the Purchase of 235,000 shares of common stock at an exercise price of $20.00 per share granted to Stanford International Bank Limited

10.109(37)(ii)	Credit Agreement - $4,300,000 credit facility

10.110(37)	Second Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.111(37)	Second Mortgage Modification Agreement and Future Advance Certificate

10.112(37)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (November 2006)

10.113(37)(ii)	Amendment No. 1 to $4.3 Million Credit Agreement

10.114(37)	Third Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.115(37)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (December 2006)

10.116(37)	Third Mortgage Modification Agreement and Future Advance Certificate

10.117(37)(iii)	Credit Agreement - $6,200,000 credit facility

10.118(37)(iii)	Amendment No. 1 to $6.2 Million Credit Agreement

10.119(37)	Purchase Agreement (South Beach Resorts, LLC)

10.120(37)	Assignment of Interests in South Beach Resorts, LLC

10.121(37)	Promissory Note payable to Roger Maddock

10.122(37)	Guaranty Agreement in connection with Maddock Promissory Note

10.123(37)(ii)	Warrant and Participation Agreement

10.124(37)(iv)	Form of Warrant

10.125(37)	Promissory Note (South Beach Resorts, LLC)

10.126*	Amendment No.1 to $13,420,000 Renewed, Amended and Increased Promissory Note with (Reedy Creek Note)

10.127*	Amended and Restated Promissory Note (Bankers Credit - $7,860,000)

10.128*	Note Modification Agreement with SIBL (December 2006)

10.129*	Amendment to Stock Purchase Agreement (Harborage)

10.130*	Forbearance Agreement (LaSalle Bank/South Beach Resorts, LLC)

10.131*	Amendment No. 2 to $4.3 Million Credit Agreement

10.132*	Fourth Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.133*	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (January 2007)

10.134*	Fourth Mortgage Modification Agreement and Future Advance Certificate

10.135*	Amendment No. 2 to $6.2 Million Credit Agreement

10.136*	Malcolm J. Wright - Guaranty Agreement of $7,000,000 Bankers Credit Note

10.137*	March 2007 - $10,000,000 Credit Agreement with Stanford International Bank, Ltd.

10.138*	March 2007 - $10,000,000 Promissory Note payable to Stanford International Bank, Ltd.

10.139*	March 2007, Mortgage and Security Agreement with Stanford International Bank, Ltd.

10.140*	Mortgage and Security Agreement

10.141(38)	Michael D. Crosbie Employment Agreement

21.1*	List of Subsidiaries

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(6)	Personal Guarantee by Malcolm J. Wright guaranteeing the $6,000,000 Line of Credit

99.2(25)	Press Release issued September 6, 2005, announcing Frederick W. Pauzar as Chief Operating Officer and a Director

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

(35) Filed as Exhibits to the Company's Report on Form 10-QSB, which was filed with the SEC on August 21, 2006, and is incorporated herein by reference.

(36) Filed as exhibits to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on November 20, 2006, and incorporated herein by reference.

(37) Filed as Exhibits to the Company’s Form 8-K filed with the Commission on January 16, 2007, and incorporated herein by reference.

(38) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 22, 2006, and incorporated herein by reference.

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

(ii) While we believe these documents to be final and in effect, and we have received the entire amount of the funds required to be loaned pursuant to each of these agreements, we been unable to obtain the signatures of SIBL on such documents.

(iii) While we believe these documents to be final and in effect, as of the filing of this report, we have been unable to obtain the signatures of Stanford on such documents.

(iv) We granted Stanford International Bank Limited ("SIBL") and six of its assigns, including Daniel T. Bogar ("Bogar"), William R. Fusselmann ("Fusselmann"), Osvaldo Pi ("Pi"), Ronald M. Stein ("Stein"), Charles M. Weiser ("Weiser") and Tal Kimmel ("Kimmel") warrants to purchase up to a 25% participation interest in the net proceeds (defined as the proceeds realized upon the disposition or refinancing of the Property, less our cost basis, excluding any operating losses or profits) realized by us upon the disposition of the real property located at 740 Ocean Drive, Miami Beach, Florida, known as the Boulevard Hotel (the "Property"). The warrants are identical other than as to the party the warrant was granted to and the participation interest in the Net Proceeds granted. As such, we have only attached a form of warrant. Each warrant has an aggregate exercise price of $1.00, and the participation interests in the Net Proceeds granted to each grantee is as follows: SIBL 12.5%, Bogar 2.891%, Fusselmann 2.891%, Pi 2.891%, Stein 2.891%, Weiser 0.468%, and Kimmel 0.468%.

Reports on Form 8-K:

We file no reports on Form 8-K during the three months ended December 31, 2006.

We filed one report on Form 8-K subsequent to the period ended December 31, 2006:

o On January 16, 2007, to report our entries into the RC Credit Agreement, Amended RC Credit Agreement, the TDSR Credit Agreement, the Amended TDSR Credit
    Agreement, and related transactions, as well as our purchase of South Beach Resorts, LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The audit and audit related fees billed for audit and review of the Company's annual and quarterly financial statements were $71,112 and $83,257 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

Audit Related Fees

The Company did not pay any additional fees for the years ended December 31, 2006 and 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financials statements.

Tax Fees

The Company paid $15,000 and $41,990, in fees for the years ended December 31, 2006 and 2005, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The Company's principal independent accountants did not bill the Company for any services other than the foregoing for the fiscal years ended December 31, 2006 and December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LEISURE HOLDINGS, INC.

By: /s/ Malcolm J. Wright
Name: Malcolm J. Wright
Title: Chief Executive Officer
and Chairman of the Board of Directors

By: /s/ Omar Jimenez
Name: Omar Jimenez
Chief Financial Officer
(Principal Accounting Officer)

Date: April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Malcolm J. Wright	Chief Executive Officer	April 17, 2007
Malcolm J. Wright	and Chairman of the Board of Directors

/s/ Omar Jimenez	Chief Financial Officer	April 17, 2007
Omar Jimenez	(Principal Accounting Officer)

/s/ Frederick Pauzar	President, Chief Operating Officer,	April 17, 2007
Frederick Pauzar	and Director

/s/ Michael Crosbie	General Counsel,	April 17, 2007
Michael Crosbie	Executive Vice President,
and Secretary

/s/ James Leaderer	Director	April 17, 2007
James Leaderer