Form 10QSB
period 2007-03-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-05-21
CIK 1124197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 21, 2007, 10,877,974 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check One): Yes [   ] No [X].

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
	March 31, 2007	December 31, 2006
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$898,890	$1,110,000
Cash - restricted	1,042,423	1,030,921
Accounts receivable, net	2,547,791	3,148,730
Other receivable	188,044	217,233
Prepaid expenses and other	1,827,728	1,775,614
Total Current Assets	6,504,876	7,282,498

PROPERTY AND EQUIPMENT, NET	8,907,089	9,170,540

LAND HELD FOR DEVELOPMENT	92,551,890	71,930,263

OTHER ASSETS
Cash - restricted	9,862,344	10,364,681
Prepaid sales commissions	9,921,577	9,804,036
Prepaid sales commissions - affiliated entity	3,518,351	3,443,851
Goodwill	4,559,134	4,559,134
Trademark	943,750	950,000
Other	2,136,467	2,638,475
Total Other Assets	30,941,623	31,760,177
TOTAL ASSETS	$138,905,478	$120,143,478
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable	$30,052,353	$35,681,931
Current maturities of notes payable-related parties	8,045,166	7,480,395
Accounts payable and accrued expenses	5,226,856	4,518,175
Accounts payable - related party	11,466,820	3,739,042
Accrued expenses - officers	3,014,000	2,795,000
Other	2,010,057	2,417,214
Total Current Liabilities	59,815,252	56,631,757

Long-term debt and notes payable	38,362,233	21,583,106
Notes payable - related parties	3,353,252	3,353,252

Put liability	985,000	985,000
Deposits on unit pre-sales	37,409,312	37,465,685
Total liabilities	139,925,049	120,018,800
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; 1,000,000 shares authorized; $.001 par value;
1,000,000 Series "A" shares issued and outstanding at
March 31, 2007 and December 31, 2006	10,000	10,000
Preferred stock; 100,000 shares authorized; $.01 par value;
2,825 Series "B" shares issued and outstanding at
March 31, 2007 and December 31, 2006	28	28
Preferred stock, 28,000 shares authorized; $.01 par value
27,189 Series "C" shares issued and outstanding at
March 31, 2007 and December 31, 2006	272	272
Preferred stock; 50,000 shares authorized; $.001 par value;
32,249 Series "E" shares issued and outstanding at March 31, 2007
and outstanding at December 31, 2006	32	32
Preferred stock; 150,000 shares authorized; $.01 par value;
0 Series "F" shares issued and outstanding at
March 31, 2007 and December 31, 2006	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
10,877,974 shares issued and outstanding at March 31, 2007 and
December 31, 2006, respectively	10,878	10,878

Additional paid-in capital	21,966,470	21,710,830

Accumulated deficit	(23,007,251)	(21,607,362)
Total stockholders' equity (deficit)	(1,019,571)	124,678

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$138,905,478	120,143,478

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	Unaudited	Unaudited
Revenue
Service revenues	6,497,139	$1,662,295
Undeveloped land sales	-	13,129,246

Total revenue	6,497,139	14,791,541

Cost of service revenues	(5,763,350)	(1,465,171)
Cost of undeveloped land sales	-	(9,796,634)

Total costs	(5,763,350)	(11,261,805)

Gross margin	733,789	3,529,736

Operating expenses:
Depreciation and amortization	(233,250)	(342,358)
General and administrative expenses	(875,760)	(867,788)

Total operating expenses	(1,109,010)	(1,210,146)

Income (loss) from operations	(375,221)	2,319,590

Interest expense	(1,020,769)	(1,240,148)

Equity in operations of unconsolidated affiliate	-	64,484

Income (loss) from operations before income taxes	(1,395,990)	1,143,926

Provision for income taxes	(3,899)	(1,399)

Net income (loss)	$(1,399,889)	$1,142,527

Net income (loss) per share:
Basic and diluted	$(0.16)	$0.07

Weighted average shares outstanding
Basic and diluted	10,877,974	10,620,530

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,399,889)	$1,142,527
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities:
Depreciation and amortization	306,041	415,372
Non-cash interest expense	635,354	1,240,148
Non-cash warrant compensation	115,544	110,253
Changes in assets and liabilities:
Increase (decrease) in restricted cash	502,337	(8,074,004)
Increase (decrease) in accounts receivable and other receivables	600,939	962,729
Decrease (increase) in prepaid expenses and other	(9,925)	1,348,704
Increase in prepaid sales commissions	(192,041)	(925,413)
Increase in land held for development	(20,621,627)	(1,230,762)
Increase (decrease) in shareholder advances & notes payable	-	(172,560)
Decrease (increase) in deposits on unit pre-sales	(56,373)	401,666
Increase in accounts payable and accrued expenses	520,524	153,841
Increase in accounts payable - related party	7,727,778	-

Net cash used by operating activities	(11,871,338)	(4,627,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(42,590)	(30,176)
Increase in restricted cash	(11,502)	-

Net cash used by investing activities	(54,092)	(30,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable and long-term debt	(995,340)	(129,181)
Proceeds from notes payable and long-term debt	12,144,889	4,896,909
Proceeds from exercise of warrants	-	308
Proceeds from notes payable - related parties	566,137	-
Payments of notes payable - related parties	(1,366)	-

Net cash provided by financing activities	11,714,320	4,768,036

Net increase (decrease) in cash	(211,110)	110,361

CASH AT BEGINNING PERIOD	1,110,000	225,055

CASH AT END OF PERIOD	$898,890	$335,416

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$636,065
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note A - Presentation

The consolidated balance sheets of the Company as of March 31, 2007 and December 31, 2006, the related consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, (the financial statements), include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2006, Form 10-KSB and the Company's Forms 8-K and 8-K/A filings.

Note B - Land held for development

The Company’s active developments as of March 31, 2007 include the Tierra del Sol Resort (“TDSR”) and the Reedy Creek Development (“RCD”). The TDSR development is a 972-unit resort in Orlando, Florida on 122 acres of undeveloped land. Pre-construction sales commenced in February 2004. The RCD development is 40.68 acres of undeveloped land in Osceola County, Florida located 1.5 miles west of Walt Disney World Orlando Maingate Entrance. The property will be used in the development of vacation second homes with resort amenities.

As of March 31, 2007, Xpress, Ltd., a related party, see Note D , has pre-sold approximately 600 vacation homes in a combination of contracts on town homes and reservations on condominiums for a total sales volume of approximately $230 million for the TDSR development. In connection with the sales, the Company has received deposits totaling approximately $37,409,000 and has prepaid sales commissions and advances to various brokers and agents of approximately $9,922,000 and has prepaid sales commissions of approximately $3,518,000 to Xpress, Ltd., a related party.

During the three months ended March 31, 2007, the Company capitalized approximately $19,450,000 on the TDSR development. The majority of these costs were incurred with American Leisure Real Estate Group, Inc., see Note D – Related party transactions, for approximately $17,101,000. The Company also capitalized interest costs of approximately $458,000 and building permits and licenses of approximately $991,000 and various other closing costs and real estate taxes.

During the three months ended March 31, 2007, the Company capitalized approximately $1,095,000 on the RCD development of which $807,000 was interest.

The Boulevard Hotel property located in Miami Beach, Florida is undergoing remodeling and refurbishing to convert the property into a timeshare facility. As of March 31, 2007, approximately $3,763,000 has been incurred in the remodeling and refurbishment and, as of December 31, 2006, approximately $3,405,000 has been incurred. The Company capitalized $300,000 in interest costs for the three months ended March 31, 2007.

The land held for development was financed with additional long-term debt of approximately $12,145,000 and an increase in accounts payable – related party to ALRG, see Note D, of $7,727,778.

On January 11, 2006, the Company sold 42 acres in the Sonesta Resort for $9,090,130 to the District and an additional $4,039,116 in connection with reimbursements for site improvements. The land sold to the District will be used for public infrastructure for the Sonesta Resort, including the creation of roads and for water collection.

Note C - Notes payable - related parties

The current maturities of notes payable - related parties is as follows:

West Villas, Inc, Orlando Tennis Village, Inc.
and Main Gate, Inc.	$6,298,937
Roger Maddock	3,353,252
Express Holdings	122,390
Officer of American Leisure	536,842
Officers of Hickory Travel Services	886,997
Shareholders of Hickory Travel Services	180,000
Others	20,000
Notes payable - related parties	11,398,418
Less: current maturities	(8,045,166)
$3,353,252

Note D - Related party transactions

The Company accrues salaries payable to Malcolm Wright in the amount of $800,000 per year (and $550,000 per year in 2002 and 2003) with interest at 12%. In June 2006, Malcolm Wright was paid $1,540,500 of the accrued salaries that consisted of accrued salaries of $1,275,000 and accrued interest of $265,500. As of March 31, 2007, the amount of salaries payable accrued to Mr. Wright amounts to $2,425,000 plus accrued interest on those salaries of $519,000.

The Company accrued director fees to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. No payments of director fees were paid during the current quarter and the balance of accrued director fees as of the end of the quarter covered by this report amounts to $278,500.

The Company's active developments as of March 31, 2007 include the Tierra del Sol Resort ("TDSR") and the Reedy Creek Development ("RCD").

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 Tierra Del Sol Resort (“TDSR”) entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through March 31, 2007 the total costs plus fees amounted to $53,590,991. In addition, through March 31, 2007, the total costs plus fees for the Reedy Creek development amounted to $80,987. The combined total amounts to $53,671,979. Included on other liabilities are amounts due ALRG of $11,466,818 at March 31, 2007.

A trust for the natural heirs of Malcolm Wright is the majority shareholder of Xpress Ltd. ("Xpress"). On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR payable in two installments: one-half of the fee is paid when the rescission period has elapsed in a unit sales agreement and one-half is paid upon the conveyance of the unit. The agreement also provides for a marketing fee of 1.5% of the total sales prices received by TDSR. The marketing fee is paid when the first segment of the sales fee is paid. During the period since the contract was entered into and ended March 31, 2007 the total sales amounted to approximately $234,556,743. As a result of the sales, TDSR was obligated to pay Xpress a fee of $7,036,702 consisting of one-half of the sales fee and the full amount of the marketing fee. As of March 31, 2007, $6,914,312 has been paid to Xpress. Based on the sales contracts as of March 31, 2007, TDSR will be obligated to pay Xpress $3,518,351, the other half of the sales fee, upon the conveyance of the units.

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

On August 16, 2006, pursuant to Purchase Agreement between the Company and Stanford International Bank Limited (a minority shareholder and creditor of the Company), a promissory note in the principal amount of $750,000 made by Scott Roix in favor of Stanford International Bank Limited was purchased for 235,000 shares of common stock of the Company and a five year warrant to purchase 235,000 share of the Company’s stock at an exercise price of $20 per share. $250,000 of the note has been repaid. In addition, on August 16, 2006, a Marketing Services Agreement has been executed with Scott Roix whereby he will assist American Leisure Homes, Inc. (ALHI) in marketing residential real estate developed by the Company and its subsidiaries as well as residential real estate owned by third parties. Scott Roix’s compensation is based in three parts a) a Cash Bonus Program that entitles him to 19% of the lesser of i) after-tax net income of ALHI or, ii) net cash flow of ALHI; b) a Stock Bonus Plan that entitles him to earn up to 500,000 shares of common stock of the Company; and c) an Earn Out Program that entitles him to earn up to 1,500,000 shares of common stock of the Company.

In August 2006, Tierra del Sol Resorts, Inc. entered into a guaranteed minimum price construction contract with Resorts Construction, LLP ("Resorts Construction") to construct and develop part of the Sonesta Resort and its town home properties. Resorts Construction is 50% owned by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman. Pursuant to the contract with Resorts Construction, we agreed to pay Resorts Construction a contractor's fee equal to 5% of the total cost of the construction performed by Resorts Construction and 7.5% for general conditions. Any payments owed under the Resorts Construction contract which are not paid when due bear interest at the rate of 12% per annum. We provided Resorts Construction a payment of $4,000,000 upon our entry into the construction agreement with Resorts Construction, which funds Resorts Construction will use to begin construction of Phase 1 of the Tierra del Sol.

Note E - Net income (loss) per share

Dividends have not been declared on the Company’s cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income (loss) per share as follows:

Description	Three months	Three months
	ended	ended
	3/31/2007	3/31/2006

Net income (loss), (as reported)	$(1,399,889)	$1,142,527

Undeclared preferred
stock dividend	(355,005)	(355,005)

Net loss after preferred
stock dividend	$(1,754,894)	$787,522

Net income (loss) per share
Basic and diluted	$(0.16)	$0.07

Note F - Shares for services

We have recorded approximately $115,000 and $110,000 as stock based compensation under the fair value method for the three months ended March 31, 2007 and 2006, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 3.5%; volatility of 171% for 2007 and 131% for 2006 with no assumed dividend yield; and expected lives of five years.

During the three months ended March 31, 2007, the Company issued 325,000 warrants to Malcolm Wright (150,000) Resort Funding, LLC (87,500) and Stanford International Bank (87,500). The warrants were issued on a pro-rata basis (warrants for 35 shares per $1,000.00 funding) with the advances of funds from the loans from Stanford International Bank and Resorts Funding, LLC.

NOTE G - OPERATING SEGMENTS

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As of March 31, 2007, the Company's two business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments.

Tierra Del Sol, Inc. represents the Company’s Real Estate segment, and is planning to construct a 972-unit resort in Orlando, Florida on 122 acres of undeveloped land. Vertical development on the townhomes and amenities commenced in the first quarter of 2007. Presales commenced in February 2004.

Through June 30, 2006, American Leisure operated a call center where revenues were recognized upon the completion of the earning process from the completion of the travel of the customer, the trip to the properties for the potential purchase, or the appropriate event based on the agreement with American Leisure's client as to the ability to be paid for the service.

Travel Unit ("Travel") provides travel related services. On and effective as of August 1, 2006, the Management Agreement and the License Agreement with Around the World, Inc. was terminated.

For the three months ending March 31, 2007:

In (000’s)	Real Estate	Call Center *	Travel	Hospitality	Elim.	Consol.
Revenue
Services	579	0	6,021	436	(539)	6,497
Undeveloped land	0	0	0	0	0	0
Segment income (loss)	(1,656)	0	500	206	(450)	(1,400)
Total income (loss)	(1,656)	0	500	206	(450)	(1,400)
Total Assets	129,529	0	7,661	13,087	(11,372)	138,905
Capital expenditures	0	0	0	0	0	0
Depreciation	(183)	0	(79)	(50)	0	(312)

* Call center was sold as of June 30, 2006.
** Depreciation is included in cost of operating revenues.

For the three months ending March 31, 2006:

In (000’s)	Real Estate	Call Center *	Travel	Hospitality	Elim.	Consol.
Revenue
Services	427		1,285	0	(50)	1,662
Undeveloped land	13,129			0		13,129
Segment income (loss)	2,009		(262)	0	(668)	1,267
Equity in operations of unconsolidated subsidiary		(64)				(64)
Total income (loss)	2,009	(64)	(262)	0	(668)	1,143
Total Assets	100,907	2,755	11,488	0	(5,071)	110,080
Capital expenditures	0	0	0	0	0	0
Depreciation	(180)	(162)	(73)	0	0	(415)

** Depreciation is included in cost of operating revenues.

NOTE H - Reclassifications and Restatements

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation.

The Company recorded in general and administrative expenses the cost of operating revenues for the three months ended March 31, 2006. The Company is now showing the cost of operating revenues. The Company has restated the three months ended March 31, 2006. There is no change to the net income for the three months ended March 31, 2006. The restatement for the three months ended March 31, 2006 is as follows:

	As originally filed	Adjustment	As restated
Revenue:
Operating revenues	$1,662,295	$-	$1,662,295
Undeveloped land sales	13,129,246	-	13,129,246

Total revenue	14,791,541	-	14,791,541

Cost of operating revenues	-	(1,465,171)	(1,465,171)
Cost of undeveloped land sales	(9,796,634)	-	(9,796,634)
Total Costs	(9,796,634)	(1,465,171)	(11,261,805)

Gross margin	4,994,907	(1,465,171)	3,529,736

Operating expenses:
Depreciation and amortization	(415,372)	73,014	(342,358)
General and administrative	(2,259,945)	1,392,157	(867,788)

Total operating expenses	(2,675,317)	1,465,171	(1,210,146)

Income (loss) from operations	2,319,590		2,319,590

Interest expense	(1,240,148)		(1,240,148)
Equity in operations of unconsolidated subsidiary	64,484		64,484

Income (loss) before income taxes	1,143,926	0	1,143,926

Provision for income taxes	(1,399)		(1,399)

Net income	$1,142,527		$1,142,527

NOTE I - Contingencies

In the ordinary course of its business, the Company may from time to time become subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of its real estate or its operations.  We are a party in an action that was filed in Orange County, Florida and styled as Rock Investment Trust, P.L.C. and RIT, L.L.C. vs. Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., Case No. CIO-01-4874, Ninth Judicial Circuit, Orange County, Florida. In June, 2001, after almost 2 years from receiving notice from Malcolm Wright that one Mr. Roger Smee, doing business under the names Rock Investment Trust, PLC (a British limited company) and RIT, LLC (a Florida limited liability company) (collectively, the Smee Entities) had defaulted under various agreements to loan or to joint venture or to fund investment into various real estate enterprises founded by Mr. Wright, the Smee Entities brought the Lawsuit against Mr. Wright, American Leisure, Inc. (ALI) and several other entities. The gravamen of the initial complaint is that the Smee Entities made financial advances to Wright with some expectation of participation in a Wright real estate enterprise. In general, the suit requests either a return of the Smee Entities alleged advances of $500,000 or an undefined ownership interest in one or more of the defendant entities. Mr. Wright, American Leisure, Inc., and Inversora Tetuan, S.A., have filed a counterclaim and cross complaint against the Smee Entities and Mr. Smee denying the claims and such damages in the amount of $10 million for the tortuous acts of the Smee entities. In the unlikely event the matter ever proceeds to trial and the court rules that Mr. Wright is liable under his guarantee of the American Leisure, Inc. obligation to Smee, it is believed that such a ruling would not directly affect American Leisure Holdings, Inc. The litigation has been in abeyance, with no activity by the Smee entities for one year, and is not currently set for trial. We intend to vigorously defend the lawsuit.

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

On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel and former owners of the assets of TraveLeaders. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock of Around The World Travel; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. The plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorneys fees. The plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorneys fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. Our counsel filed various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying document that grants exclusive jurisdiction to the courts located in Cook County, Illinois. The parties are currently in discussions regarding a cessation of the litigation while the plaintiffs seek relief from unrelated parties.  We intend to vigorously defend the lawsuit.

On August 10, 2006, Patsy Berman and Berman Mortgage Corporation served a complaint against Tierra del Sol Resort, Inc., Malcolm Wright, our Chief Executive Officer and Chairman, and a non-existent entity, Vantage Circa 39 Condotel Limited Partnership ("Vantage"), in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges that Tierra del Sol and Vantage sought loans, that the plaintiffs offered to make loans, that Mr. Wright guaranteed the loans, that valid contracts were formed, and that because such loans did not close, the plaintiffs claim $3,550,000 in damages, representing funding fees, brokerage fees, and interest. We have concluded that the plaintiffs' complaint is wholly frivolous. We filed a Motion to Dismiss and a Motion for sanctions against the plaintiffs of the lawsuit, for failure to state a good faith claim in law or fact and the court granted the motion to dismiss without prejudice. Berman filed an amended complaint, and we responded with another motion to dismiss and motion to strike the request for a jury trial. The motions will be heard by the court in May 2007.  We intend to vigorously defend the lawsuit.

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

NOTE J - Subsequent Events

During April and through May 17, 2007, the Company has drawn an additional $7,095,000 on the Resorts Funding LLC credit facility and an additional $7,050,000 on the Stanford credit facility.

Kennedy Loan Funding

On April 20, 2007, certain of our wholly owned subsidiaries which are engaged in the construction and development of the Sonesta Resort, including Costa Blanca Real Estate II, LLC, Costa Blanca III Real Estate, LLC, TDS Town Homes (Phase 1), LLC, and TDS Town Homes (Phase 2), LLC (the “Borrowers”), entered into a Loan and Security Agreement with Kennedy Funding, Inc. as agent for certain lenders (collectively “Kennedy” and the “Loan Agreement”). Pursuant to the Loan Agreement, Kennedy agreed to make a loan to the Borrowers of up to $24,900,000. The Loan Agreement provides that the Borrowers will receive an advance equal to $22,000,000 for repayment of the KeyBank loan, closing costs and fees, and construction of the Sonesta Resort; additionally, another $2,900,000 will be held back from the initial loan funds and will be disbursed to the Borrowers from time to time to construct one of the swimming pools in the Sonesta Resort, subject to the Borrowers complying with the representations and warranties described in the Loan Agreement, and subject to the loan to value ratio of amounts loaned by Kennedy, in connection with the Sonesta Resort not exceeding 60%. Additionally, approximately $1,786,000 of the amount loaned by Kennedy was immediately paid by the Borrowers in connection with closing costs and to pay Kennedy’s commitment and loan fees, and an additional $2,196,000 of the amount loaned was paid to Kennedy as an interest reserve, which amount is to be credited against the amount of monthly interest due under the loan, as such interest payments become due and payable, as described below. We used approximately $15,285,000 of the funds raised through the Loan Agreement to repay all amounts owed under and to satisfy our Land Loan with KeyBank, National Association, which we entered into in December 2005, and plan to use the remaining funds received by the Borrowers from the Loan Agreement to continue the construction of the Sonesta Resort. Events of default under the Loan Agreement include, among other things, if one or more judgments are entered against any Borrower or guarantor of the Loan Agreement, in excess of $25,000, which are not fully paid or covered by insurance, and which have not been discharged, stayed or bonded pending appeal within ninety days of the entry thereof.

In connection with the Loan Agreement, the Borrowers provided Kennedy a Promissory Note in the amount of $24,900,000 (the “Kennedy Note”). The Kennedy Note, and any accrued and unpaid interest is due and payable on April 20, 2010. The Kennedy Note does not contain a pre-payment penalty. The Kennedy Note bears interest at varying rates of interest over the course of the note term, which interest is due and payable monthly, in arrears, including:

(a)	12% per annum for the first month that the Kennedy Note is outstanding;
(b)	The greater of 12% or the Prime Rate then in effect plus 3 and 3/4% per annum during the period from May 2007 through April 2008;
(c)	The greater of 16% or the Prime Rate then in effect plus 7 and 3/4% per annum during the period from May 2008 through April 2009; and
(d)	The greater of 18% or the Prime Rate then in effect plus 9 and 3/4% per annum during the period from May 2009, through the maturity date of the Kennedy Note.

Any amounts not paid under the Kennedy Note when due bear interest at the rate of 24% per annum until paid in full.

The outstanding balance of the Kennedy Note was secured by a security interest granted to Kennedy by the Borrowers in substantially all of their personal property and assets. As additional security, American Leisure Holdings, Inc., TDS Amenities, Inc., a Florida corporation, which is owned by Tierra del Sol Resort, Inc., and Malcolm J. Wright, our Chief Executive Officer and Chairman entered into a Guaranty Agreement in favor of Kennedy, which guaranteed the repayment of the Kennedy Note. Furthermore, the Borrowers agreed to assign their rights to various of our licenses, leases, permits and approvals to Kennedy to secure the repayment of the Kennedy Note and in connection with the security agreement provided to Kennedy. Mr. Wright earned a fee equal to 747,000 warrants to purchase shares of our common stock at an exercise price of $1.02 in connection with his guaranty of the Kennedy Note.

In addition to guarantying the repayment of the Kennedy Note, the Borrowers and TDS Amenities, Inc. granted Kennedy a Mortgage Agreement encumbering approximately 38 acres of property in our Sonesta Resort which the Borrowers own, to secure the repayment of the Kennedy Note. American Leisure Holdings, Inc. the Borrowers, and Mr. Wright also guarantied that all of the property secured by the Mortgage Agreement fully complies with all environmental laws and agreed to indemnify Kennedy against any damages in connection with the violation of any environmental hazardous waste disposal laws or regulations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF AMERICAN LEISURE HOLDINGS, INC. TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2007. ALL REFERENCES IN THIS REPORT ON FORM 10-QSB TO "THE COMPANY," "WE," "US," "OUR" OR WORDS OF SIMILAR MEANING INCLUDE THE OPERATIONS OF AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES.

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

In addition to the Company's establishment and continuing operation of a Travel Division, we have established a Resort Properties Division and related leisure and travel support operations. Through our various subsidiaries, we: manage and distribute travel services; develop, sell and will manage travel destination resorts and vacation home properties; and develop and operate affinity-based travel clubs. Further, we owned and operated a call center in Antigua-Barbuda, which call center business was sold effective June 30, 2006.  Our businesses are intended to complement each other and to enhance Company revenues by exploiting consumer cross-marketing opportunities. We intend to take advantage of the synergies between the distribution of travel services and the creation, marketing, sale and management of vacation home ownership and travel destination resorts. In connection with our development of vacation homes we will also buy and sell parcels of undeveloped land.

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

In December 2004, Caribbean Leisure Marketing, Ltd. ("Caribbean Leisure Marketing"), our former wholly owned subsidiary that was focused on telecommunications, entered into a joint venture with IMA Antigua, Ltd. to operate a call center in Antigua that Caribbean Leisure Marketing owns. The joint venture was operated through Caribbean Media Group, Ltd., an international business corporation formed under the laws of Barbados. On June 30, 2006, pursuant to a Stock Purchase Agreement (described in greater detail below), the call center operations and Caribbean Leisure Marketing were sold to Stanford International Bank Limited (a significant shareholder and creditor of the Company).

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

Business Integration

Our mission is to remain focused on the development, sale and management of vacation travel destination resorts. As such we have completed the planning begun the initial stages of the construction of "The Sonesta Orlando Resort at Tierra Del Sol" (the "Sonesta Resort"), a planned 972-unit vacation home resort located just 10 miles from Walt Disney World, in Orlando, Florida. Additionally, we are in the planning stages of developing our Reedy Creek Property, which is situated in the northwest section of Osceola County, Florida about one mile from the "Maingate" entrance to Walt Disney World, Orlando and approximately one-half mile from the south entrance to "Disney's Animal Kingdom" theme park. The Reedy Creek Property consists of three parcels totaling over 40 gross acres with approximately 29 acres of buildable land. The Ready Creek Property is currently planned to consist of approximately 522 residential units consisting of mid-rise condominium buildings.

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

Phase 1 will also include construction of related amenities, including a swimming pool complex and sun decks, a lazy river, a poolside restaurant and other amenities typical of a resort of this kind. We have completed approximately 90% of the grading and underground infrastructure required for the Phase 1 construction to date and began vertical construction of the phase one town homes in January 2007. Phase 2 will include construction of 144 additional residential condominium units and 442 additional town home units, as well as a 126,000 square foot clubhouse (84,000 square feet under air). Construction of Phase 2, which has not begun yet, is expected to overlap with the construction of Phase 1. Additionally, the TDS plat has been recorded as of the filing of this report.

The general partner of each Development Partnership is TDS Management LLC, a limited liability company controlled by Malcolm J. Wright, the Company's Chairman and Chief Executive Officer. The principal limited partner of each Development Partnership is Tierra Del Sol Resort, Inc., which owns a 99.9% interest in each Development Partnership. The Company owns 100% of Tierra Del Sol Resort, Inc.

On July 27, 2006, we, through one of our wholly owned subsidiary companies, formally notified KeyBank, that we elected not to open the $40,000,000 revolving credit Construction Loan. We have however, established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse and anticipate entering into final agreements regarding such funding in the second or third quarters of fiscal 2007; however, we can provide no assurances that we will be able to finalize such funding, or that assuming such funding is available, that it will be on favorable terms.

The borrowers under the Land Loan were Tierra Del Sol Resort (Phase 2), Ltd. (the "Phase 2 Partnership") and other entities that are owned by the Phase 2 Partnership. The Land Loan a $14,850,000 term loan with a maturity date of June 28, 2007. The proceeds of the Land Loan were primarily used to repay existing debt of the property for the Sonesta Resort. The Land Loan previously accrued interest at LIBOR plus 3.10% per annum, equal to approximately 8.39% as of May 16, 2007, with the LIBOR equal to 5.29% as of that date. The Land Loan was repaid in full, along with accrued and unpaid interest and the required 4% exit fee, which totaled in aggregate $15,285,000, in April 2007, in connection with our entry into the Kennedy funding, described below under “Kennedy Loan Funding.”

Westridge Community Development District Bonds

The closing of the new credit facilities with KeyBank triggered the closing of the sale of $25,825,000 in community development bonds issued by the Westridge Community Development District (the "District"). The proceeds of the bonds will be used, in part, to fund infrastructure at the Sonesta Resort and to acquire land for public purposes from Tierra Del Sol Resort (Phase 1), Ltd. The debt service and retirement of these bonds will be funded by a special district tax upon the property owners in the District at an interest rate of 5.8% over a 30-year amortization period. Grading and infrastructure for the District are more than 90% complete as of May 2007.

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

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be $136,500,000 of which $9,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. The $14,000,000 will be funded by the bonds proceeds held by the Westridge Development District and from equity reserves held by Key Bank. A Land Loan was also funded by Key Bank which was described above in the amount of $14,850,000, of which approximately $14,153,033 had been borrowed as of March 31, 2007, which amount has been repaid to date. We previously had entered into the $40,000,000 Construction Loan with KeyBank, which loan we decided not to open in favor of alternate, anticipated financing arrangements which we believe will be beneficial to the timely completion of the Sonesta Resort project. We are in the process of negotiating with several lenders for a construction loan for the condominiums and clubhouse and anticipate, although we cannot provide any assurances, that such loan will be evidenced by a firm commitment during the second or third quarters of 2007. Assuming we are able to enter into a subsequent funding arrangement, we believe that we have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately. It is anticipated that Phase 2 construction will commence by the second or third quarters of 2007, although we cannot provide any assurances that we will have adequate funding to begin construction at that time, if ever.

In November 2003, we entered into an exclusive sales and marketing agreement with Xpress Ltd. ("Xpress") to sell the vacation homes in the Sonesta Resort. Malcolm J. Wright, one of our founders and our Chief Executive Officer and Chairman, and members of his family are the majority shareholders of Xpress. As of March 31, 2007, Xpress had pre-sold approximately 600 vacation homes in a combination of contracts on town homes and reservations on condominiums for total sales volume of approximately $230 million.

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

SIBL Reedy Creek Loan Terms

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note had a maturity date of December 31, 2006, but has since been extended until June 30, 2007, pursuant to Amendment No. 1 to the Amended Note, a principal balance of $8,000,000 and bears interest at the rate of 8% per year payable quarterly. Interest in the amount of $262,885 on the Amended Note has been exchanged as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below). Upon an event of default as described in the Amended Note, SIBL has several rights and remedies, including causing the Amended Note to be immediately due and payable.

The Amended Note was replaced in November 2006, by a Renewed, Amended and Increased Promissory Note in the amount of $12,200,000, by a $13,420,000 note in December 2006 and by a $15,300,000 note in January 2007 (the "RC Note"). The RC Note is due was due and payable on June 30, 2007, with $8,000,000 of the RC Note bearing interest at the rate of 8% per annum and the remaining $7,300,000 bearing interest at the rate of 12% per annum; however, the maturity date of the RC Note was amended pursuant to the March 2007 Note Modification Agreement (described below) to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date.

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

The Bankers Credit loan is evidenced by a an Amended and Restated Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 6.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of May 17, 2007, was 15% (with a prime rate, as reported by the Wall Street Journal of 8.25%). Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note was January 3, 2007, but was extended until February 1, 2008, pursuant to the amendment to the note. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit Note is subject to a 1% exit fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

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

Note Modification Agreement

In February 2006, we entered into a Note Modification Agreement with SIBL, whereby we agreed to modify certain provisions of our outstanding promissory notes with SIBL to grant extensions of payments due. Pursuant to the Note Modification Agreement, we and SIBL agreed that all interest due on our $6,000,000 note, from January 1, 2005, through September 30, 2006, shall be due and payable on September 30, 2006, which due date was further extended by SIBL to December 31, 2008, with all interest thereafter payable with the original terms of that note however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged $546,000 of accrued interest; that all interest accrued on the $3,000,000 note we have with SIBL, from the date of the note until September 30, 2006, shall be due and payable on September 30, 2006, which due date was extended by SIBL to April 22, 2007, and to January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, and pursuant to the March 2007 Note Modification Agreement to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date, additionally, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged the $654,080 of accrued interest as of June 30, 2006 as well as our $1,250,000 note with SIBL which was previously due September 30, 2006; and agreed that the maturity date of our $1,355,000 note with SIBL would be extended until June 30, 2007, which has been further extended to January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, and to the New Maturity Date pursuant to the March 2007 Note Modification Agreement, with any accrued and unpaid interest due on such New Maturity Date; that the maturity date of our $305,000 note with SIBL be extended until June 30, 2007, which has further been extended until January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, and to the new Maturity Date pursuant to the March 2007 Note Modification Agreement, with any accrued and unpaid interest payable on such New Maturity Date.

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

Additionally, in connection with the Stock Purchase Agreement, SIBL also agreed to restate the due dates of the notes which we owe to SIBL, including, the $6,000,000 note, which due date has been further restated due to the Modification Agreement to January 1, 2008; and the $3,000,000 note, which was extended until January 1, 2008 pursuant to the Modification Agreement; the $1,355,000 note, which was extended to January 1, 2008 due to the Modification Agreement; the $8,000,000 note, which was extended to June 30, 2007; and the $305,000 note, which was extended to January 1, 2008; however, our $3,000,000 note, our $8,000,000 note, which has since been increased to $15,300,000 (as described below), our $1,355,000 note and our $305,000 note have all been further extended pursuant to the March 2007 Note Modification Agreement to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date,

Finally, in connection with the Stock Purchase Agreement, CLM was released and discharged from any liability under the $6,000,000 note or the $305,000 note with SIBL, which it previously agreed to guarantee.

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

On January 31, 2007, we entered into "Amendment No. 2 to the $6.2 Million Credit Agreement" (the "Second Amended TDSR Credit Agreement") to amend the TDSR Credit Agreement to reflect the Second Amended RC Credit Agreement amount, which is to be repaid with any funds received in connection with the exercise of the Second Amended TDSR Credit Agreement.

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

The Warrant was evidenced by seven (7) Warrants, which are exercisable at any time prior to the disposition date of the Property, which Warrants were distributed as follows:

Name	Exercise Price	Percentage of Participation Interest	Percentage of Total Net Proceeds

SIBL	$1.00	50%	12.5%
Daniel T. Bogar	$1.00	11.5625%	2.891%
William R. Fusselmann	$1.00	11.5625%	2.891%
Osvaldo Pi	$1.00	11.5625%	2.891%
Ronald M. Stein	$1.00	11.5625%	2.891%
Charles M. Weiser	$1.00	1.8750%	0.468%
Tal Kimmel	$1.00	1.8750%	0.468%
Totals	$7.00	100%	25%

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

Amended RC Note and Note Modification Agreement

With an effective date of December 31, 2006, we and SIBL entered into an amendment to the Amended RC Note, to extend the due date of such note to June 30, 2007. With an effective date of December 31, 2006, we entered into a Note Modification Agreement (the “Modification Agreement”) with SIBL, various of our subsidiaries and Malcolm J. Wright, our Chief Executive Officer and Chairman. The Modification Agreement extended the due date of our $3,000,000 note with SIBL to January 1, 2008; the due date of our $1,355,000 note with SIBL to January 1, 2008, and the due date of our $305,000 note with SIBL to January 1, 2008, which dates have been further extended by the March 2007 Note Modification Agreement described below.

On January 11, 2007, Resorts, our wholly owned subsidiary defaulted on a loan due to Marathon Structured Finance Fund L.P. ("Marathon"). The loan principal is $7,498,900 and accrued interest of $79,910 was due at January 11, 2007. Marathon has a mortgage interest on the Property in connection with the loan.

A Forbearance Agreement was subsequently executed with Marathon to waive the default until April 11, 2007, provided SBR continues to make monthly interest payments on the debt outstanding and a principal payment of $750,000 was made on February 8, 2007. An additional forbearance to July 11, 2007 is allowed provided that an additional $500,000 principal payment is made on or before July 3, 2007.

In January 2007, Reedy Creek entered into a Fourth Renewed, Amended and Increased Promissory Note with SIBL, pursuant to which Reedy Creek obtained an advance of $1,880,000 and the RC Note was increased to $15,300,000. The RC Note was due and payable on June 30, 2007, with $8,000,000 of the RC Note bearing interest at the rate of 8% per annum and the remaining $7,300,000 bearing interest at the rate of 12% per annum, but has since been extended pursuant to the March 2007 Note Modification Agreement (described below) to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date.

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

We also entered into an Amendment No. 2 to $4.3 Million Credit Agreement with SIBL and an Amendment No. 2 to $6.2 Million Credit Agreement with Stanford on January 31, 2007.

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

We are currently working to secure new financing to replace the Marathon loan; however we can provide no assurances that such financing will be raised on favorable terms, if at all. The Marathon loan bears interest at the rate of the greater of (a) ten percent (10%) or (b) the London Interbank Offered Rate (LIBOR) plus seven percent (7%). The note also required a $180,000 exit fee to be paid at the time the loan was repaid, which amount has not been paid to date. Marathon may also require us to pay a 5% late payment fee in connection with our failure to repay the loan amount. We are required to pay the default rate of interest on the Marathon loan while obtaining a replacement loan. The default rate of interest is LIBOR plus twelve percent (12%), which was equal to approximately 17.29%, with the LIBOR at 5.29% as of the filing of this Report.

On March 13, 2007, we entered into a $10,000,000 Credit Agreement with SIBL, whereby SIBL agreed to loan us $10,000,000 to use for the construction and development of Phase 2 of the Sonesta Resort. The loan was evidenced by a $10,000,000 Promissory Note, which bears interest at the rate of 10% per annum. The Promissory Note is secured by a second priority security interest and lien on the land underlying Phase 2 of the Sonesta Resort, all buildings, structures and other improvements on such land, and all fixtures, equipment, goods, inventory or property owned by us currently or in the future, which security interests are evidenced by a Mortgage and Security Agreement, which we and several of our wholly owned subsidiaries entered into with SIBL in connection with the Credit Agreement. The loan is due in full and payable along with any accrued and unpaid interest on March 13, 2008. Any amounts not paid when due under the loan bear interest at the rate of 15% per annum. The SIBL Credit Agreement is personally guaranteed by our Chief Executive Officer and Chairman, Malcolm J. Wright, who will earn a fee of warrants to purchase shares of our common stock equal to 3% of such guaranteed indebtedness at an exercise price of $1.02 per share, in connection with the debt guarantor agreement we have in place with Mr. Wright.

The Credit Agreement provided a provision whereby, in order to induce SIBL to enter into the Credit Agreement, we agreed to issue SIBL (or its assigns) warrants to purchase up to 350,000 shares of our common stock at $1.02 per share, with a cashless exercise provision on a pro-rata basis in connection with advances under the Credit Agreement.

Immediately upon our execution of the Credit Agreement, we paid SIBL a placement fee of $200,000, plus SIBL’s reasonable costs and expenses incurred in connection with the closing of the Credit Agreement.

We have received $2,905,000 from SIBL pursuant to the Credit Agreement as of March 31, 2007, and issued SIBL 87,500 warrants in connection with the receipt of such funds, which funds were released prior to our execution of the Credit Agreement.
On April 23, 2007, we entered into a $10,000,000 Credit Agreement with Resorts Funding Group, LLC, whose managing partner is Malcolm J. Wright, our Chief Executive Officer and Chairman, who does not have an ownership interest in such entity (“Resorts Funding”), on substantially similar terms to the SIBL Credit Agreement, described above, whereby Resorts Funding agreed to loan us $10,000,000 to use for the construction and development of Phase 2 of the Sonesta Resort. The loan was evidenced by a $10,000,000 Promissory Note, which bears interest at the rate of 10% per annum. The Promissory Note is secured by a second priority security interest and lien on the land underlying Phase 2 of the Sonesta Resort, all buildings, structures and other improvements on such land, and all fixtures, equipment, goods, inventory or property owned by us currently or in the future, which security interests are evidenced by a Mortgage and Security Agreement, which we and several of our wholly owned subsidiaries entered into with Resorts Funding in connection with the Credit Agreement. The loan is due in full and payable along with any accrued and unpaid interest on March 13, 2008. Any amounts not paid when due under the loan bear interest at the rate of 15% per annum. The Resorts Funding loan is personally guaranteed by our Chief Executive Officer and Chairman, Malcolm J. Wright, who will earn a fee of warrants to purchase shares of our common stock equal to 3% of such guaranteed indebtedness at an exercise price of $1.02 per share, in connection with the debt guarantor agreement we have in place with Mr. Wright.

The Credit Agreement provided a provision whereby, in order to induce Resorts Funding to enter into the Credit Agreement, we agreed to issue Resorts Funding (or its assigns) warrants to purchase up to 350,000 shares of our common stock at $1.02 per share, with a cashless exercise provision on a pro-rata basis in connection with advances under the Credit Agreement.

We also agreed, pursuant to the Credit Agreement with Resorts Funding, that we would pay Resorts Funding an exit fee upon the repayment of the amounts owed to Resorts Funding of $200,000.

We had received $2,905,000 from Resorts Funding Group, LLC, as of March 31, 2007, and issued Resorts Construction 87,500 warrants in connection with the receipt of such funds, which funds were released prior to our execution of the Credit Agreement.

During April and through May 17, 2007, we had drawn a total of $7,095,000 on the Resorts Funding Group LLC credit facility and $7,050,000 on the SIBL credit facility, respectively and plan to grant Resorts Funding Group LLC and SIBL additional warrants based on the amounts loaned subsequent to the filing of this report.

March 2007 Note Modification Agreement

On March 31, 2007, we, various of our wholly owned subsidiaries, and Malcolm J. Wright, our Chief Executive Officer and Chairman, entered into a Note Modification Agreement with SIBL (the “March 2007 Note Modification Agreement”). Pursuant to the March 2007 Note Modification Agreement, we, SIBL and Mr. Wright agreed that the maturity dates of our $15,300,000 RC Note payable to SIBL, $3,000,000 note payable to SIBL, $1,355,000 note payable to SIBL, $305,000 note owed to SIBL and $10,000,000 March 2007 note payable to SIBL shall all be extended to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date.

Subsequent Events

Kennedy Loan Funding

On April 20, 2007, certain of our wholly owned subsidiaries which are engaged in the construction and development of the Sonesta Resort, including Costa Blanca Real Estate II, LLC, Costa Blanca III Real Estate, LLC, TDS Town Homes (Phase 1), LLC, and TDS Town Homes (Phase 2), LLC (the “Borrowers”), entered into a Loan and Security Agreement with Kennedy Funding, Inc. as agent for certain lenders (collectively “Kennedy” and the “Loan Agreement”). Pursuant to the Loan Agreement, Kennedy agreed to make a loan to the Borrowers of up to $24,900,000. The Loan Agreement provides that the Borrowers will receive an advance equal to $22,000,000 for repayment of an existing loan, closing costs and fees, and construction of the Sonesta Resort; additionally, another $2,900,000 is currently being held back from the initial loan funds and will be disbursed to the Borrowers from time to time to construct one of the swimming pools in the Sonesta Resort, subject to the Borrowers complying with the representations and warranties described in the Loan Agreement, and subject to the loan to value ratio of amounts loaned by Kennedy, in connection with the Sonesta Resort not exceeding 60%. Additionally, approximately $1,786,000 of the amount loaned by Kennedy was immediately paid by the Borrowers in connection with closing costs and to pay Kennedy’s commitment and loan fees, and an additional $2,196,000 of the amount loaned was paid to Kennedy as an interest reserve, which amount is to be credited against the amount of monthly interest due under the loan, as such interest payments become due and payable, as described below. We used approximately $15,285,000 of the funds raised through the Loan Agreement to repay all amounts owed under and to satisfy our Land Loan with KeyBank, National Association, which we entered into in December 2005, and plan to use the remaining funds received by the Borrowers from the Loan Agreement to continue the construction of the Sonesta Resort. Events of default under the Loan Agreement include, among other things, if one or more judgments are entered against any Borrower or guarantor of the Loan Agreement, in excess of $25,000, which are not fully paid or covered by insurance, and which have not been discharged, stayed or bonded pending appeal within ninety days of the entry thereof.

In connection with the Loan Agreement, the Borrowers provided Kennedy a Promissory Note in the amount of $24,900,000 (the “Kennedy Note”). The Kennedy Note, and any accrued and unpaid interest is due and payable on April 20, 2010. The Kennedy Note does not contain a pre-payment penalty The Kennedy Note bears interest at varying rates of interest over the course of the note term, which interest is due and payable monthly, in arrears, including:

(a)	12% per annum for the first month that the Kennedy Note is outstanding;
(b)	The greater of 12% or the Prime Rate then in effect plus 3 and 3/4% per annum during the period from May 2007 through April 2008;
(c)	The greater of 16% or the Prime Rate then in effect plus 7 and 3/4% per annum during the period from May 2008 through April 2009; and
(d)	The greater of 18% or the Prime Rate then in effect plus 9 and 3/4% per annum during the period from May 2009, through the maturity date of the Kennedy Note.

Any amounts not paid under the Kennedy Note when due bear interest at the rate of 24% per annum until paid in full.

The outstanding balance of the Kennedy Note was secured by a security interest granted to Kennedy by the Borrowers in substantially all of their personal property and assets. As additional security, American Leisure Holdings, Inc., TDS Amenities, Inc., a Florida corporation, which is owned by Tierra del Sol Resort, Inc., and Malcolm J. Wright, our Chief Executive Officer and Chairman entered into a Guaranty Agreement in favor of Kennedy, which guaranteed the repayment of the Kennedy Note. Furthermore, the Borrowers agreed to assign their rights to various of our licenses, leases, permits and approvals to Kennedy to secure the repayment of the Kennedy Note and in connection with the security agreement provided to Kennedy. Mr. Wright earned a fee equal to 747,000 warrants to purchase shares of our common stock at an exercise price of $1.02 in connection with his guaranty of the Kennedy Note.

In addition to guarantying the repayment of the Kennedy Note, the Borrowers and TDS Amenities, Inc. granted Kennedy a Mortgage Agreement encumbering approximately 38 acres of property in our Sonesta Resort which the Borrowers own , to secure the repayment of the Kennedy Note. American Leisure Holdings, Inc. the Borrowers, and Mr. Wright also guarantied that all of the property secured by the Mortgage Agreement fully complies with all environmental laws and agreed to indemnify Kennedy against any damages in connection with the violation of any environmental hazardous waste disposal laws or regulations.

On or about March 28, 2007, we obtained a Letter of Credit from First Commercial Bank of Florida (“First Commercial”) in the amount of $991,217.05, which amount has been loaned to us in full by First Commercial, which amount bears interest at the Prime Rate plus 1.5% per annum, currently equal to 9.75%, with the Prime Rate at 8.25% as of the filing of this report. Interest on the Line of Credit is payable monthly in arrears. The amount due under the Line of Credit is due and payable, along with any accrued and unpaid interest on March 28, 2008. The Line of Credit is secured by a mortgage and security interest on certain property in the Sonesta Resort. The closing costs associated with the Line of Credit totaled approximately $25,000. The Letter of Credit is secured by certain of our wholly owned subsidiaries, and Malcolm J. Wright, our Chief Executive Officer and Chairman.

PLAN OF OPERATIONS

TraveLeaders

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

Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we receive and recognize as income 90% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization. The balance was retained by Around The World Travel as a management fee, although that management agreement has been terminated effective August 1, 2006.

Sonesta Resort

We believe that the capital requirement for the first phase of the resort will be approximately $136,500,000, of which $9,000,000 will be for the resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. On or about December 29, 2005, we closed on $54.85 million of senior debt to be used in the development of The Sonesta Orlando Resort at Tierra Del Sol (the "Project"), described in greater detail above. KeyBank, N.A. was the lender of a credit facility for the benefit of AMLH. The credit facility included a land loan in the amount of $14,850,000, which has been repaid as of the date of this filing. KeyBank had also originally agreed to provide us a $40,000,000 revolving construction loan, for up to $72,550,000 in funding, however we have since decided not to move forward with such funding. In April 2007, we obtained a $24,900,000 loan with Kennedy Funding, Inc., which we used to repay the Land Loan and for additional construction of the Sonesta Resort. We are in the process of negotiating with several lenders for a construction loan for the condominiums and anticipate that such loan will be evidenced by a firm commitment during the second or third quarters of 2007, of which there can be no assurance. Financing for the balance of the development budget, which includes infrastructure, retention, roads and green space of approximately $26,000,000, was through the sale of Westridge Community Development District bonds which was completed on December 29, 2005, as described above.  In June 2005, we began the earth moving and clearing process on the land for the resort and have completed approximately 90% of the grading and the underground infrastructure on the property to date. We began the vertical construction of Phase 1 of the property in the first quarter of 2007. We have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse. We anticipate that such loan will be evidenced by a firm commitment during the second or third quarters of 2007, but we have no assurances that a commitment will be secured on favorable terms, if at all. Assuming we are able to enter into a subsequent funding arrangement, we believe that we have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately, and to date we have received $10,000,000 from SIBL in March 2007, in connection with the financing for such phase.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern Considerations

We have incurred losses during our existence and we have negative retained earnings. We had an accumulated deficit of $23,007,251 at March 31, 2007 and a net loss of $1,399,889 for the three months ended March 31, 2007. We expect our travel operations for the year ended December 31, 2007, to require additional working capital of approximately $2,000,000 and Hickory to require approximately $500,000 in working capital during the next twelve months. If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations and/or to complete the construction of our planned vacation homes, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

We had total revenues of $6,497,139 for the three months ended March 31, 2007, compared to total revenues of $14,791,541 for the three months ended March 31, 2006, a decrease in total revenues of $8,294,402 or 56.1% from the prior period. Revenues for the three months ended March 31, 2007, consisted of service revenues of $6,497,139, which increased $4,834,844 or 291% over service revenues of $1,662,295 for the three months ended March 31, 2006 and undeveloped land sales of $0 for the three months ended March 31, 2007, which decreased $13,129,246 from undeveloped land sales of $13,129,246 for the three months ended March 31, 2006. The decrease in undeveloped land sales was due to the fact that while we had no such sales during the three months ended March 31, 2007, during the three months ended March 31, 2006, Tierra del Sol sold forty-two acres of land in the Sonesta Resort for $9,090,130 to the Westridge Community Development District ("District") and received an additional $4,039,116 from the District in connection with reimbursements for site improvements on the land purchased by the District.

Our service revenues increased due to our termination of our management agreement with AWT on August 1, 2006. Prior to that date, AWT managed our travel division, and we recognized revenues and expenses based on EBITDA (earnings before the deduction of interest, tax, depreciation and amortization expenses) and subsequent to that date, we recognized gross revenues received, which were much higher than the EBITDA amounts for the periods from August 1, 2006 to March 31, 2007, which in turn increased our revenues for the three months ended March 31, 2007.

Service revenues for the three months ended March 31, 2007, included approximately $965,878 in revenues from HTS; $5,047,121 from ALEC; and $435,946 in revenues from our hospitality division.

We had total cost of service revenues of $5,763,350 for the three months ended March 31, 2007, compared to total cost of service revenues of $1,465,171 for the three months ended March 31, 2006, an increase in total cost of service revenues of $4,298,179 or 293.4% from the prior period. Our cost of service revenues increased due to the termination of our management agreement with AWT, as described above, due to the fact that under the management agreement we recognized revenues for our travel division after costs of operating revenues were already deducted from those revenues and from August 1, 2006 to March 31, 2007, after we terminated the management agreement, we recognized direct expenses from our travel division, which in turn increased our overall cost of operating revenues for the three months ended March 31, 2007.

We had total cost of undeveloped land sales of $0 for the three months ended March 31, 2007, as we had no such land sales, compared to total cost of undeveloped land sales of $9,796,634 for the three months ended March 31, 2006.

We had a total gross margin of $733,789 for the three months ended March 31, 2007, compared to a total gross margin of $3,529,736 for the three months ended March 31, 2006, a decrease in total gross margin of $2,795,947 or 79.2% from the prior period, which decrease in gross margin was mainly due to the fact that we had no land sales during the three months ended March 31, 2007 and a $13 million land sale during the three months ended March 31, 2006.

We had total depreciation and amortization expenses of $233,250 for the three months ended March 31, 2007, compared to total depreciation and amortization expenses of $342,358 for the three months ended March 31, 2006, a decrease in total depreciation and amortization expenses of $109,108 or 31.9% from the prior period, which decrease was due to the fact that our call center business was sold effective as of June 30, 2006, and the fact that such operations were therefore not depreciated during the three months ended March 31, 2007, but were depreciated during the three months ended March 31, 2006.

We had total general and administrative expenses of $875,760 for the three months ended March 31, 2007, compared to total general and administrative expenses of $867,788 for the three months ended March 31, 2006, an increase in total general and administrative expenses of $7,972 from the three months ended March 31, 2006, which increase was mainly due to increased expenses associated with our subsidiaries, Wright Resorts and Hotels and American Leisure Homes, due to increased payroll expenses associated with the addition of employees during the year ended December 31, 2006, as well as increases in the office space costs associated with such subsidiaries offset by decreases in travel and professional fees.

We had total operating expenses of $1,109,010 for the three months ended March 31, 2007, compared to total operating expenses of $1,210,146 for the three months ended March 31, 2006, a decrease of $101,135 or 8.4% from the prior period. The decrease in operating expenses for the three months ended March 31, 2007, compared to the three months ended March 31, 2006 was mainly due to the $109,108 or 31.8% decrease in depreciation and amortization expense for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

We had total interest expense of $1,020,769 for the three months ended March 31, 2007, compared to total interest expense of $1,240,148 for the three months ended March 31, 2006, a decrease in interest expense of $219,379 or 17.6% from the three months ended March 31, 2006, which decrease in interest expense was mainly due to the payoff of certain notes assumed in connection with the acquisition of certain assets from AWT.

We had a loss from operations before taxes of $1,395,990 for the three months ended March 31, 2007, compared to income from operations before taxes of $1,143,926 for the three months ended March 31, 2006, an increase in loss from operations before taxes of $2,539,916 or 222% from the prior period.

We had total provision for income taxes of $3,899 for the three months ended March 31, 2007, compared to $1,399 in income tax provision for the three months ended March 31, 2006, an increase of $2,500 or 179% from the prior period.

We had $0 in equity in operations of unconsolidated subsidiary for the three months ended March 31, 2007, compared to $64,484 for the three months ended March 31, 2006.

The equity in operations of unconsolidated subsidiary for the three months ended March 31, 2006 was due to the call center operations of Caribbean Media Group, Ltd. ("Caribbean Leisure Marketing"), our former wholly owned subsidiary, which owns 49% of Caribbean Media Group, Ltd. Subsequent to June 30, 2006, we sold Caribbean Leisure Marketing to Stanford, as described in greater detail above.

We had a total net loss of $1,399,889 for the three months ended March 31, 2007, compared to total net income of $1,142,527 for the three months ended March 31, 2006, a decrease in net loss of $2,542,416 or 223% from the prior period, which decrease in net loss was mainly due to the gain on the sale of property of approximately $3.3 million during the three months ended March 31, 2006, which gain was not present during the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets as of March 31, 2007, of $6,504,876, consisting of cash of $898,890, restricted cash of $1,042,423, accounts receivable, net of $2,547,791, other receivable of $188,044, and prepaid other expenses and other of $1,827,728. This represented a decrease in total current assets of $777,622 or 10.7% from total current assets of $7,282,498 as of December 31, 2006, which decrease was mainly due to the $600,939 or 19% decrease in accounts receivable, net, as of March 31, 2007, compared to December 31, 2006.

We had total non-current assets as of March 31, 2007 of $132,400,602, consisting of property and equipment, net of $8,907,089, land held for development of $92,551,890 and total other assets of $30,941,623.

Other assets as of March 31, 2007, consisted of restricted cash of $9,862,344, prepaid sales commissions of $9,921,577, prepaid sales commissions-affiliated entity of $3,518,351, goodwill of $4,559,134, trademark of $943,750 and other assets of $2,136,467.

The restricted cash represents funds held in escrow for deposits received for condo and townhome sales for the units at the Sonesta Resort. The escrowed funds will be applied to the purchase price by the buyer at closing. Also included in the escrowed funds as of March 31, 2007, were equity requirements from KeyBank of $1.03 million as part of the credit facilities described above. The Keybank credit facilities were repaid in full in April 2007, and as such these funds have been released to us, however, as described above, $2,900,000 of the funds received through the Kennedy funding is currently being held in a restricted account.

We had total current liabilities as of March 31, 2007 of $59,815,252, which included current maturities of long-term debt and notes payable of $30,052,353, current maturities of notes payable-related parties of $8,045,166, accounts payable and accrued expenses of $5,226,856, accrued expenses-officers of $3,014,000, accounts payable related - party of $11,466,820,  and other liabilities of $2,010,657. Accounts payable related parties are predominantly amounts due to ALRG , a company that is majority owned by Malcolm J. Wright, our Chief Executive Officer and Chairman.

In June 2006, Malcolm J. Wright, our Chief Executive Officer and Chairman was paid $1,540,500 in accrued salaries and interest which he was owed. Accrued expenses-officers as of March 31, 2007, included $2,425,000 in salaries and $519,000 interest due to Mr. Wright. Mr. Wright's accrued and unpaid salaries accrue interest at the rate of 12% per year until paid. Additionally included in accrued expenses-officers was $379,000 owed to L. William Chiles, the Chief Executive Officer of Hickory and our Director, which included $325,000 of unpaid salary accrued to Mr. Chiles and $54,000 of accrued interest on such unpaid salary. Total current liabilities as of March 31, 2007 increased $3,084,275 or 5.4% from total current liabilities of $56,631,758 as of December 31, 2006. The increase in current liabilities was mainly attributable to an increase of $7,320,622 or 119% in other liabilities offset by a $5,629,578 or 15.8% decrease in current maturities of long-term debt and notes payable, which was mainly due to various Note Modification Agreements and note extensions entered into with SIBL as described above.

As of March 31, 2007, we owed $8,045,166 in connection with current portion of notes payable to related parties including $308,997 owed to our Director, L. William Chiles, and $536,842 owed to Malcolm J. Wright, our Chief Executive Officer and Chairman.

As of March 31, 2007, we had long term debt and notes payable of $68,414,586 that includes current maturities of long-term debt and note payable - related parties of $11,398,418 and notes payable of $30,052,353, that includes current maturities of notes payable-related parties of $8,045,166, put liability of $985,000, and $37,409,312 of deposits on unit pre-sales.

The put liability was in connection with 197,000 shares of common stock issued to Harborage Leasing Corporation (“Harborage”) in connection with our entry into a purchase agreement with Harborage in March 2006, which was effective as of March 31, 2006, whereby we purchased the minority interest in Tierra Del Sol, Inc. from Harborage for a promissory note in the amount of $1,411,705 ("Harborage Note"), which was paid in August 2006; the right to receive, without payment, two (2) three-bedroom condominium units to be constructed in Phase 2 of the Sonesta Resort, or in the event title to both such units is not delivered by December 31, 2007, then, in lieu thereof, payment of $500,000 for each such unit that is not transferred by such date; 197,000 shares of the Company's common stock; and warrants to acquire 300,000 additional shares of the Company's common stock at an exercise price of $5.00 per share. Harborage had the right to require the Company to purchase all or a portion of the Harborage 197,000 shares at $5.00 per share, during the six month period commencing January 1, 2008 and ending June 30, 2008.

We had total negative working capital of $53,310,376 as of March 31, 2007.

We had net cash used by operating activities of $11,871,338 for the three months ended March 31, 2007, which was mainly due to a net loss of $1,399,889 and $20,621,627 of increase in land held for development, offset by $7,727,778 of increase in accounts payable related parties in connection with the amounts owed to ALRG, described above.

We had $54,092 of net cash used in investing activities for the three months ended March 31, 2007, which was due to $42,590 of acquisition of fixed assets ad $11,502 of increase in restricted cash.

We had cash provided by financing activities of $11,714,320 for the three months ended March 31, 2007, which was due to $12,144,889 of proceeds from the sale of notes payable offset by $995,340 of payment of notes payable and long-term debt.

We expect that we will require approximately $2,500,000 through the end of the 2007 fiscal year for working capital for our travel management and services businesses and up to $85,000,000 for construction and overhead on our Sonesta Resort, as described below.

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be approximately $135,500,000 of which $8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. As of March 31, 2007, we had received approximately $22,000,000 for funding of the Sonesta Resort through our entry into the Kennedy funding, describe above.

While we previously obtained a $40,000,000 construction loan from KeyBank, we have since decided not to move forward with that loan. We have received approximately three letters of intent with various lenders and anticipate finalizing the funding of the construction loan during the second or third quarters of 2007, of which there can be no assurance. We also have funding in the amount of $25,825,000 from the Westridge Community Development District ("CDD" or the "District"), which bonds will be used to pay for infrastructure facilities for public purposes such as water supply and retention systems, roadways, green space and nature recreation areas. In addition the Project is also benefiting from $25,825,000 in bonds issued by the CDD, a special purpose taxing district formed for the purpose of financing the installation of vital public services such as water supply and retention, sanitary and storm water sewer systems, roadways and the landscaping attendant to those uses. The CDD supports these initiatives, through the provision of capital and maintenance, via a tax upon the property owners of the district that utilizes a low finance rate (5.8% per annum) and a long-term amortization of the capital costs (30 years).

The first phase of site work on the Sonesta Resort, at an estimated cost exceeding $19 million, will be funded by the CDD via the sale by the CDD of bonds issued on a non-recourse basis to the Company ("CDD Bonds"). The CDD was initially created by the Company in September 2003 and enabled by an order of a Florida State District Court. The CDD Bond issue was underwritten by KeyBanc Capital Markets Group in the amount of $25,825,000. The first issue of the CDD Bonds was successfully sold and closed simultaneous with the closing of the Key Bank senior debt facilities (described above). Upon closing of the loan, we repaid $7,862,250 of short-term debt plus accrued interest of approximately $256,512. This short-term debt originally matured on March 31, 2005, but it was extended until the closing of the KeyBank credit facilities in December 2005.

We had borrowed approximately $14,153,033 pursuant to the Land Loan as of March 31, 2007, which amount was repaid in connection with our entry into the Kennedy funding in April 2007. We hope to obtain alternate financing for the amounts which were originally to be loaned to us by KeyBank pursuant to the Construction Loan, which alternate financing we anticipate finalizing in the second or third quarters of 2007, of which there can be no assurance. Assuming we raise such additional funding, we believe that such funding and the bond sale proceeds will provide sufficient capital for the construction of Phase 1 of The Sonesta Orlando Resort at Tierra Del Sol. In June 2005, we began the earth moving and clearing process on the land for the Sonesta Resort, and have completed approximately 90% of the grading and underground infrastructure to date. We began the vertical construction of Phase 1 in the first quarter of 2007. We will need to raise additional capital to begin and complete Phase 2 of the Sonesta Resort, assuming the construction of Phase 1 is successful, of which there can be no assurance. Additionally, we will need to raise significant capital to plan and construct our planned development activities on our Reedy Creek Property.

On August 16, 2006, pursuant to a Purchase Agreement between us and SIBL, a promissory note in the principal amount of $750,000 made by Scott Roix in favor of SIBL was purchased from SIBL for 235,000 shares of our common stock and a five year warrant to purchase up to 235,000 shares of our stock at an exercise price of $20 per share. The note has a maturity date of June 30, 2008 and bears interest at the rate of 8% per annum. As of March 31, 2007, the balance of the promissory note totaled $500,000.

At March 31, 2007, we had an outstanding principal balance of $6,000,000 under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 6% per annum payable accruing from July 1, 2006 quarterly in arrears and matures on December 31, 2008. We previously issued 355,000 warrants with a strike price of $10 per share with a maturity of April 30, 2008 to Stanford to replace the conversion feature of the credit facility whereby the loan could previously be converted into shares of our common stock at a conversion price of $15.00 per share in connection with our entry into the Stock Purchase Agreement with SIBL. The $6,000,000 credit facility is guaranteed by Malcolm J. Wright, our Chief Executive Officer and Chairman and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of our subsidiary, American Leisure Marketing & Technology, Inc. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Stanford, credit facility.

As of March 31, 2007, we had an outstanding principal balance of $3,000,000, under another secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum and was to mature on January 1, 2008, but was extended pursuant to the March 2007 Note Modification Agreement to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

As of March 31, 2007, we had a total of principal balance of $1,355,000 outstanding under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum and was to mature on January 1, 2008, but which has since been extended pursuant to the March 2007 Note Modification Agreement to the New Maturity Date. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share.

As of March 31, 2007, we had another credit facility in the amount of $305,000 with Stanford. The credit facility bears interest at 8.0% per annum and is secured by the assets and stock of the Company. The credit facility was due on January 1, 2008 but has since been extended pursuant to the March 2007 Note Modification Agreement to the New Maturity Date.

On March 13, 2007, we entered into a $10,000,000 Credit Agreement with SIBL, whereby SIBL agreed to loan us $10,000,000 to use for the construction and development of Phase 2 of the Sonesta Resort. The loan was evidenced by a $10,000,000 Promissory Note, which bears interest at the rate of 10% per annum. The Promissory Note is secured by a second priority security interest and lien on the land underlying Phase 2 of the Sonesta Resort, all buildings, structures and other improvements on such land, and all fixtures, equipment, goods, inventory or property owned by us currently or in the future, which security interests are evidenced by a Mortgage and Security Agreement, which we and several of our wholly owned subsidiaries entered into with SIBL in connection with the Credit Agreement. The loan was due in full and payable along with any accrued and unpaid interest on March 13, 2008. Any amounts not paid when due under the loan bear interest at the rate of 15% per annum.

The SIBL Credit Agreement is personally guaranteed by our Chief Executive Officer and Chairman, Malcolm J. Wright, who will earn a fee of warrants to purchase shares of our common stock equal to 3% of such guaranteed indebtedness at an exercise price of $1.02 per share, in connection with the debt guarantor agreement we have in place with Mr. Wright.

The Credit Agreement provided a provision whereby, in order to induce SIBL to enter into the Credit Agreement, we agreed to issue SIBL (or its assigns) warrants to purchase up to 350,000 shares of our common stock at $1.02 per share, with a cashless exercise provision on a pro-rata basis in connection with advances under the Credit Agreement.

We have received $2,905,000 from SIBL pursuant to the Credit Agreement as of March 31, 2007, and issued SIBL 87,500 warrants in connection with the receipt of such funds, which funds were released prior to our entry into the Credit Agreement.

All of our credit facilities with SIBL contain customary covenants and restrictions, including covenants that prohibit us from incurring certain types of indebtedness, paying dividends and making specified distributions. Failure to comply with these covenants and restrictions would constitute an event of default under our credit facilities, notwithstanding our ability to meet our debt service obligations. Upon the occurrence of an event of default, the lender may convert the debt to the Company's common stock, accelerate amounts due under the applicable credit facility, and may foreclose on collateral and/or seek payment from a guarantor of the credit facility. As of the filing of this report, we believe we are in compliance with the covenants and other restrictions applicable to us under each credit facility.

On April 23, 2007, we entered into a $10,000,000 Credit Agreement with Resorts Funding Group, LLC, whose managing partner is Malcolm J. Wright, our Chief Executive Officer and Chairman, who does not have an ownership interest in such entity (“Resorts Funding”), on substantially similar terms to the SIBL Credit Agreement, described above, whereby Resorts Funding agreed to loan us $10,000,000 to use for the construction and development of Phase 2 of the Sonesta Resort. The loan was evidenced by a $10,000,000 Promissory Note, which bears interest at the rate of 10% per annum. The Promissory Note is secured by a second priority security interest and lien on the land underlying Phase 2 of the Sonesta Resort, all buildings, structures and other improvements on such land, and all fixtures, equipment, goods, inventory or property owned by us currently or in the future, which security interests are evidenced by a Mortgage and Security Agreement, which we and several of our wholly owned subsidiaries entered into with Resorts Funding in connection with the Credit Agreement. The loan is due in full and payable along with any accrued and unpaid interest on March 13, 2008. Any amounts not paid when due under the loan bear interest at the rate of 15% per annum. The Resorts Funding loan is personally guaranteed by our Chief Executive Officer and Chairman, Malcolm J. Wright, who will earn a fee of warrants to purchase shares of our common stock equal to 3% of such guaranteed indebtedness at an exercise price of $1.02 per share, in connection with the debt guarantor agreement we have in place with Mr. Wright.

The Credit Agreement provided a provision whereby, in order to induce Resorts Funding to enter into the Credit Agreement, we agreed to issue Resorts Funding (or its assigns) warrants to purchase up to 350,000 shares of our common stock at $1.02 per share, with a cashless exercise provision on a pro-rata basis in connection with advances under the Credit Agreement.

We also agreed, pursuant to the Credit Agreement with Resorts Funding, that we would pay Resorts Funding an exit fee upon the repayment of the amounts owed to Resorts Funding of $200,000.

We had received $2,905,000 from Resorts Funding Group, LLC, as of March 31, 2007, and issued Resorts Construction 87,500 warrants in connection with the receipt of such funds, which funds were released prior to our entry into the Credit Agreement.

During April and through May 17, 2007, we had drawn a total of $7,095,000 on the Resorts Funding Group LLC credit facility and $7,050,000 on the SIBL credit facility, respectively and plan to grant Resorts Funding Group LLC and SIBL additional warrants based on the amounts loaned subsequent to the filing of this report.

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

Additionally, Hickory has a $375,900 loan through the U.S. Small Business Administration ("SBA") of which $359,363 had been drawn as of March 31, 2007. The SBA loan is due by May 2033 and bears interest at 4% per annum with principal and interest payments of approximately $1,862 due monthly from May 2005 until May 2033. The SBA note is secured by Hickory's assets and the personal guaranty of L. William Chiles, who is our Director.

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note had a principal balance of $8,000,000, bears interest at the rate of 8% per year and had a maturity date of December 31, 2006, but has since been extended as provided below. The Amended Note was replaced in November 2006, by a Renewed, Amended and Increased Promissory Note in the amount of $12,200,000 (the "RC Note"), which was in turn replaced by an additional amendment, which increased the amount of the note to $13,420,000, and a fourth amendment in January 2007, which increased the amount of the note to $15,300,000, in connection with a $1,880,000 advance received from Reedy Creek (the “Amended RC Note”). The Amended RC Note was due and payable on June 30, 2007, with $8,000,000 of the Amended RC Note bearing interest at the rate of 8% per annum and the remaining $7,300,000 bearing interest at the rate of 12% per annum; however, the maturity date of the Amended RC Note has since been extended pursuant to the March 2007 Note Modification Agreement to the New Maturity Date, as defined above.

The principal and accrued interest due on the Amended RC Note is due and payable on the maturity date of the Amended RC Note. Upon an event of default as described in the Amended RC Note, SIBL has several rights and remedies, including causing the Amended RC Note to be immediately due and payable.

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

The Bankers Credit loan is evidenced by a Promissory Note which previously accrued interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the note as of May 15, 2007 was 15% (with a prime rate, as reported by the Wall Street Journal of 8.25%). In February 2007, we entered into an Amended and Restated Promissory Note with Bankers Credit, which increased the amount of the note to $7,860,000 in connection with an $860,000 advance and extended the due date of the note from January 3, 2007 to February 1, 2008, and decreased the interest rate to the greater of prime rate plus 6.75% or 15%, which is equal to 15% as of the date of this filing (the "Bankers Credit Note").

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

In August 2006, we received an aggregate of $5,714,569 in loans from West Villas, Inc., Orlando Tennis Village, Inc. and Maingate Towers, Inc., entities controlled by Roger Maddock, a significant shareholder of the Company. The loans bear interest at the rate of 16% per annum until paid and are due and payable one year from the date such loans were made. The loans totaled $6,298,937 as of March 31, 2007.

On December 22, 2006 the Company acquired 100% of South Beach Resorts, LLC (“SBR” or “Resorts”) for $1,120,000 plus 25% participation interest granted to Stanford International Bank Limited in the net proceeds realized by SBR upon the disposition of its Boulevard Hotel property located in Miami Beach, Florida. We also entered into a note with Roger Maddock a significant shareholder of us, to evidence $3,590,811 in loans and advances Mr. Maddock had previously made to Resorts (the "Maddock Note").

On January 11, 2007, Resorts, our wholly owned subsidiary defaulted on a loan due to Marathon Structured Finance Fund L.P. ("Marathon"). The loan principal is $7,498,900 and accrued interest of $79,910 was due at January 11, 2007. Marathon has a mortgage interest on the Property in connection with the loan. A Forbearance Agreement was subsequently executed with Marathon to waive the default until April 11, 2007, provided SBR continues to make monthly interest payments on the debt outstanding and a principal payment of $750,000 was made on February 8, 2007. An additional forbearance to July 11, 2007 is allowed provided that an additional $500,000 principal payment is made on or before July 3, 2007.

We are currently working to secure new financing to replace the Marathon loan; however we can provide no assurances that such financing will be raised on favorable terms, if at all. The Marathon loan bears interest at the rate of the greater of (a) ten percent (10%) or (b) the London Interbank Offered Rate (LIBOR) plus seven percent (7%). The note also required a $180,000 exit fee to be paid at the time the loan was repaid, which amount has not been paid to date. Marathon may also require us to pay a 5% late payment fee in connection with our failure to repay the loan amount. We are required to pay the default rate of interest on the Marathon loan while obtaining a replacement loan. The default rate of interest is LIBOR plus twelve percent (12%), which was equal to approximately 17.29%, with the LIBOR at 5.29% as of the filing of this Report.

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

Subsequent Events:

On April 20, 2007, certain of our wholly owned subsidiaries which are engaged in the construction and development of the Sonesta Resort, including Costa Blanca Real Estate II, LLC, Costa Blanca III Real Estate, LLC, TDS Town Homes (Phase 1), LLC, and TDS Town Homes (Phase 2), LLC (the “Borrowers”), entered into a Loan and Security Agreement with Kennedy Funding, Inc. as agent for certain lenders (collectively “Kennedy” and the “Loan Agreement”). Pursuant to the Loan Agreement, Kennedy agreed to make a loan to the Borrowers of up to $24,900,000. The Loan Agreement provides that the Borrowers will receive an advance equal to $22,000,000 for repayment of an existing loan, closing costs and fees, and construction of the Sonesta Resort; additionally, another $2,900,000 will be held back from the initial loan funds and will be disbursed to the Borrowers from time to time to construct one of the swimming pools in the Sonesta Resort, subject to the Borrowers complying with the representations and warranties described in the Loan Agreement, and subject to the loan to value ratio of amounts loaned by Kennedy, in connection with the Sonesta Resort not exceeding 60%. Additionally, approximately $1,786,000 of the amount loaned by Kennedy was immediately paid by the Borrowers in connection with closing costs and to pay Kennedy’s commitment and loan fees, and an additional $2,196,000 of the amount loaned was paid to Kennedy as an interest reserve, which amount is to be credited against the amount of monthly interest due under the loan, as such interest payments become due and payable, as described below. We used approximately $15,285,000 of the funds raised through the Loan Agreement to repay all amounts owed under and to satisfy our Land Loan with KeyBank, National Association, which we entered into in December 2005, and plan to use the remaining funds received by the Borrowers from the Loan Agreement to continue the construction of the Sonesta Resort. Events of default under the Loan Agreement include, among other things, if one or more judgments are entered against any Borrower or guarantor of the Loan Agreement, in excess of $25,000, which are not fully paid or covered by insurance, and which have not been discharged, stayed or bonded pending appeal within ninety days of the entry thereof.

In connection with the Loan Agreement, the Borrowers provided Kennedy a Promissory Note in the amount of $24,900,000 (the “Kennedy Note”). The Kennedy Note, and any accrued and unpaid interest is due and payable on April 20, 2010. The Kennedy Note does not contain a pre-payment penalty The Kennedy Note bears interest at varying rates of interest over the course of the note term, which interest is due and payable monthly, in arrears, including:

(a)	12% per annum for the first month that the Kennedy Note is outstanding;
(b)	The greater of 12% or the Prime Rate then in effect plus 3 and 3/4% per annum during the period from May 2007 through April 2008;
(c)	The greater of 16% or the Prime Rate then in effect plus 7 and 3/4% per annum during the period from May 2008 through April 2009; and
(d)	The greater of 18% or the Prime Rate then in effect plus 9 and 3/4% per annum during the period from May 2009, through the maturity date of the Kennedy Note.

Any amounts not paid under the Kennedy Note when due bear interest at the rate of 24% per annum until paid in full.

The outstanding balance of the Kennedy Note was secured by a security interest granted to Kennedy by the Borrowers in substantially all of their personal property and assets. As additional security, American Leisure Holdings, Inc., TDS Amenities, Inc., a Florida corporation, which is owned by Tierra del Sol Resort, Inc., and Malcolm J. Wright, our Chief Executive Officer and Chairman entered into a Guaranty Agreement in favor of Kennedy, which guaranteed the repayment of the Kennedy Note. Furthermore, the Borrowers agreed to assign their rights to various of our licenses, leases, permits and approvals to Kennedy to secure the repayment of the Kennedy Note and in connection with the security agreement provided to Kennedy. Mr. Wright earned a fee equal to 747,000 warrants to purchase shares of our common stock at an exercise price of $1.02 in connection with his guaranty of the Kennedy Note.

In addition to guarantying the repayment of the Kennedy Note, the Borrowers and TDS Amenities, Inc. granted Kennedy a Mortgage Agreement encumbering approximately 38 acres of property in our Sonesta Resort which the Borrowers own, to secure the repayment of the Kennedy Note. American Leisure Holdings, Inc. the Borrowers, and Mr. Wright also guarantied that all of the property secured by the Mortgage Agreement fully complies with all environmental laws and agreed to indemnify Kennedy against any damages in connection with the violation of any environmental hazardous waste disposal laws or regulations.

On or about March 28, 2007, we obtained a Letter of Credit from First Commercial Bank of Florida (“First Commercial”) in the amount of $991,217.05, which amount has been loaned to us in full by First Commercial, which amount bears interest at the Prime Rate plus 1.5% per annum, currently equal to 9.75%, with the Prime Rate at 8.25% as of the filing of this report. Interest on the Line of Credit is payable monthly in arrears. The amount due under the Line of Credit is due and payable, along with any accrued and unpaid interest on March 28, 2008. The Line of Credit is secured by a mortgage and security interest on certain property in the Sonesta Resort. The closing costs associated with the Line of Credit totaled approximately $25,000. The Letter of Credit is secured by certain of our wholly owned subsidiaries, and Malcolm J. Wright, our Chief Executive Officer and Chairman.

While we currently believe we have sufficient funds to continue our business plan, because we have decided not to move forward with the KeyBank Construction Loan, we will need to find alternative financing for the construction of Phase 1 of the Sonesta Resort, of which there can be no assurance.

We have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of negotiating with several lenders for a construction loan on favorable terms for the condominiums and/or for the clubhouse which we anticipate will be finalized during the second or third quarters of 2007. Although we have received letters of intent with various lending parties, we can provide no assurances a commitment will be secured. Assuming we are able to enter into a subsequent funding arrangement, we believe that we will have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately.

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

While our common stock currently trades on the Over-The-Counter Bulletin Board in the United States, there is the potential that we may choose to change our common stock listing to an alternative market in the future and/or may choose to merge our Company and/or enter into an acquisition agreement with a separate entity if we believe such transaction will ultimately improve our liquidity and our access to the capital markets. As a result, investors should keep in mind that we may cease to trade our common stock on the Over-The-Counter Bulletin Board and/or on a U.S. market in the future, of which there can be no assurance.

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

RISK FACTORS

RISKS RELATING TO OUR CAPITAL AND LIQUIDITY NEEDS

WE HAVE A LIMITED HISTORY OF OPERATIONS AND WE HAVE A HISTORY OF OPERATING LOSSES.

Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra Del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As March 31, 2007, we had an accumulated deficit of $23,007,251 and negative working capital of $53,310,376. If we are unable to obtain profitable operations and/or meeting our current liabilities, we could be forced to curtail or abandon our operations, which could cause any investment in the Company to become worthless.

WE MAY NOT GENERATE ENOUGH OPERATING REVENUE OR CAPITAL TO MEET OUR OPERATING AND DEVELOPMENT COSTS.

Our costs of establishing our business models for both the Travel Division and the Resort Development Division, including acquisitions and the due diligence costs of that process, together with the un-financed development costs incurred in the Resort Development Division requires significant capital. Historically, our sources for capital have been through loans from our founding and majority shareholders as well as from loans from our capital partner, Stanford. On December 29, 2005, certain affiliates of the Company closed two (2) credit facilities with Key Bank related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving construction loan which we planned to use to construct Phase 1 of the Sonesta Resort (the "Construction Loan"), but which we have subsequently elected not to open and a $14,850,000 term loan used to finance the acquisition of the property for the Resort and to pay certain related costs (the "Land Loan"), which was repaid in full in April 2007. Since we have not decided to move forward with the Construction Loan financing, we will need to obtain alternative financing for the construction of Phase 1 of the Sonesta Resort, which may be on less favorable terms than the Construction Loan, if such financing is available at all. We are currently hope to close additional financing in the second or third quarters of 2007, of which there can be no assurance. If we are unable to enter into an alternative funding arrangement in connection with the construction of Phase 1 of the Sonesta Resort, generate enough operating revenue to satisfy our capital needs, or if we cannot obtain future capital from our founding and majority shareholders or from Stanford, and/or if we are not able to repay the Kennedy Note or any other of our upcoming liabilities, which are described in greater detail herein, it will have a material adverse effect on our financial condition and results of operation.

WE OWE A SIGNIFICANT AMOUNT OF MONEY TO KENNEDY IN CONNECTION WITH THE KENNEDY NOTE, WHICH MONEY WE DO NOT CURRENTLY HAVE, AND WHICH LOANS ARE SECURED BY THE SONESTA RESORT.

The occurrence of any one or more "events of default" under the Kennedy Note would allow Kennedy to pursue certain remedies against us including taking possession of the Sonesta Resort project; withholding further disbursement of the proceeds of the loan, terminating Kennedy's obligations to make further disbursements thereunder; and/or declaring the note evidencing the loan to be immediately due and payable. We do not currently have cash on hand sufficient to repay the approximately $22,000,000 which had been borrowed from Kennedy pursuant to the Kennedy Note as of the filing of this report (not including accrued and unpaid interest), which loan is due and payable on April 20, 2010. Furthermore, we currently anticipate the need for a significant amount of additional funding to complete the construction of Phase 1 of the Sonesta Resort (and Phase 2 of the Sonesta Resort), and as such, we will likely not have sufficient cash to repay the Kennedy Note or any future loan in connection with the funding of Phase 1 (or Phase 2) of the Sonesta Resort, assuming such financing is obtained, until the completion of the units in the Sonesta Report, without additional financing. If we do not repay the amounts owing under the Kennedy Note or any subsequent loans when due, Kennedy may take possession of the Sonesta Resort project, and we may be forced to curtail or abandon our current business plans, which could cause the value of our securities to become worthless.

Furthermore, we have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Additionally, we are in the process of obtaining alternate financing for the construction of the condominiums and/or for the clubhouse in Phase 1 of the Sonesta Resort. We anticipate that such loan will be evidenced by a firm commitment during the second or third quarters of 2007, but we can provide no assurances that a commitment will be obtained on favorable terms, if at all. Assuming we are able to enter into a subsequent funding arrangement, we believe that we will have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. We plan to finance Phase 2 separately, and have received $10,000,000 from SIBL to date, which funds we received in March 2007 in connection with such Phase.

A SIGNIFICANT AMOUNT OF OUR LIABILITIES ARE CURRENT LIABILITIES WHICH ARE DUE WITHIN THE NEXT TWELVE MONTHS, AND WHICH WE DO NOT CURRENTLY HAVE SUFFICIENT CASH ON HAND TO REPAY.

As of March 31, 2007, we had a total of $59,815,252 in current liabilities, which liabilities are payable within the next twelve months. Included in those liabilities was the Land Load, which has been repaid to date, with funds from the $24,900,000 Kennedy funding, which is described above and which had a principal balance of approximately $22,000,000 (not including any accrued and unpaid interest) as of the filing of this report, the amended Reedy Creek Loan in the principal amount of $13,420,000 along with any accrued and unpaid interest, which was due and payable on December 31, 2006, but which has since been extended until June 30, 2007, the Bankers Credit loan in the amount of $7,860,000 which is due and payable, along with any accrued and unpaid interest on February 1, 2008, as well as various other loans and notes payables. As we do not currently have sufficient cash on hand to repay these amounts as of the filing of this report, we anticipate the need to raise substantial funding in the next six to twelve months to repay these notes, which funding, if available, could be on unfavorable terms and which could cause immediate and substantial dilution to our then existing shareholders. If we are unable to repay our substantial current liabilities when due, we could be forced to curtail or abandon our business operations, which could cause the value of our securities to become worthless.

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

RISKS RELATED TO OUR RESORT DEVELOPMENT DIVISION

WE OWE A SIGNIFICANT AMOUNT OF MONEY TO KENNEDY FUNDING, INC., WHICH WE DO NOT CURRENTLY HAVE FUNDS TO RE-PAY, AND WHICH LOANS INCLUDE LIENS ON OUR PROPERTIES.

In April 2007, we closed a $24,900,000 loan facility with Kennedy Funding, Inc. (“Kennedy”), of which we have received $22,000,000 to date. We immediately used approximately $15,285,000 to repay our previous Land Loan with Keybank. Additionally, approximately $1,786,000 of the amount loaned by Kennedy was immediately paid by the Borrowers in connection with closing costs and to pay Kennedy’s commitment and loan fees, and an additional $2,196,000 of the amount loaned was paid to Kennedy as an interest reserve, which amount is to be credited against the amount of monthly interest due under the loan. The Kennedy loan was evidenced by a Promissory Note in the amount of $24,900,000 (the “Kennedy Note”), which is due and payable, along with any accrued and unpaid interest on April 20, 2010. penalty The Kennedy Note bears interest at varying rates of interest over the course of the note term, which interest is due and payable monthly, in arrears, including:

(a)	12% per annum for the first month that the Kennedy Note is outstanding;
(b)	The greater of 12% or the Prime Rate then in effect plus 3 and 3/4% per annum during the period from May 2007 through April 2008;

(c)	The greater of 16% or the Prime Rate then in effect plus 7 and 3/4% per annum during the period from May 2008 through April 2009; and
(d)	The greater of 18% or the Prime Rate then in effect plus 9 and 3/4% per annum during the period from May 2009, through the maturity date of the Kennedy Note.

Any amounts not paid under the Kennedy Note when due bear interest at the rate of 24% per annum until paid in full.

The outstanding balance of the Kennedy Note was secured by a security interest granted to Kennedy by the Borrowers in substantially all of their personal property and assets. As additional security, American Leisure Holdings, Inc., TDS Amenities, Inc., a Florida corporation, which is owned by Tierra del Sol Resort, Inc., and Malcolm J. Wright, our Chief Executive Officer and Chairman entered into a Guaranty Agreement in favor of Kennedy, which guaranteed the repayment of the Kennedy Note. Furthermore, the Borrowers agreed to assign their rights to various of our licenses, leases, permits and approvals to Kennedy to secure the repayment of the Kennedy Note and in connection with the security agreement provided to Kennedy.

As of the date of this filing, we do not have sufficient funds to repay the Kennedy Note and as such, we will need to raise additional capital prior to April 20, 2010 to repay such note. If we are unable to repay the Kennedy Note when due and/or if an event of default occurs under the note, Kennedy make take control of and/or force us to sell substantially all of our assets to satisfy such debt, which could force us to curtail or abandon our business plan and would like cause any investment in us to become worthless.

WE NEED SIGNIFICANT ADDITIONAL FINANCE FACILITIES TO BEGIN AND COMPLETE THE DEVELOPMENT OF PHASE 2 OF THE SONESTA RESORT, TO CONTINUE THE VERTICAL CONSTRUCTION OF PHASE 1 OF THE SONESTA RESORT AND TO BEGIN AND COMPLETE OUR PLANNED CONSTRUCTION OF THE REEDY CREEK PROPERTY.

As we decided not to move forward with the Construction Loan, we currently anticipate the need for a significant amount of additional funding to complete the development of Phase 1 of the Sonesta Resort. Additionally, we do not currently have sufficient capital to begin or complete Phase 2 of the Sonesta Resort and/or our planned development of the Reedy Creek Property (as described above). We are currently in discussions with several parties regarding obtaining financing for the vertical construction of Phase 1 of the Sonesta Resort, and hope to finalize such funding in the second or third quarters of 2007, of which there can be no assurance. Our plan for the financing of the Phase 2 town homes is to use a program from a national mortgage lender to employ construction loans issued to each purchaser that will, upon completion, convert to permanent, conventional mortgages. The finance plan for the Phase 2 amenities is to employ a line of credit secured by a segment of the profits from the sale of the residential units. We will employ a conventional construction loan for the condominium units. As of this date, the Company has not yet secured the line of credit for the amenities or the construction loan for the condominium units. It is impossible at this time for us to estimate the cost of completing Phase 1 or Phase 2 of the Sonesta Resort and/or the development of the Reedy Creek Property, however, based upon the size of the projects, we would anticipate such costs to be substantial. We will not begin the construction of Phase 1 or Phase 2 until we have capitalized the construction appropriately. If we cannot obtain the appropriate financing, we may have to delay the commencement of the construction of Phase 1 and/or Phase 2 until such time as we have adequate funding available. We may never have sufficient capital to begin or complete the development of Phase 1 or Phase 2 of the Sonesta Resort which could force us to modify or abandon the development plan for the Sonesta Resort. Our business plan for the development of the Reedy Creek Property is to enter into a partnership agreement with an experienced and high credit development partner, and as such, we do not expect to raise capital or incur debt to begin or complete that project. At present, the Company has not yet chosen such partner although we are in receipt of proposals from qualified developers that are consistent with our business plan.

THE CONSTRUCTION OF THE SONESTA RESORT IS SUBJECT TO DELAYS AND COST OVERRUNS, WHICH COULD CAUSE THE ESTIMATED COST OF THE RESORT TO INCREASE AND WHICH COULD CAUSE US TO CURTAIL OR ABANDON THE CONSTRUCTION OF THE SONESTA RESORT.

All construction projects, especially construction projects as large as our planned Sonesta Resort are subject to delays and cost overruns. We have experienced very significant cost increases and overruns since sales commenced in 2004, due to significant price increases in construction materials, which have been exacerbated by the hurricanes of 2004 and 2005, as well as to a lesser extent the threat of hurricanes in 2006 and 2007. The increased costs have impacted construction throughout the southeastern United States and are not unique to us. Because of the significant cost increases, we plan to implement a program to revise upwards the price of sold and unsold units or to cancel contracts on units because of cost overruns. If we continue to experience substantial delays or additional cost overruns during the construction of Phase 1 of the Sonesta Resort and/or Phase 2, we could be forced to obtain additional financing to complete the projects, which could be at terms worse than our then current funding, assuming such funding is available to us at all, of which there can be no assurance, and could force us to curtail or abandon our current plans for Phases 1 and 2 of the Sonesta Resort. As a result, sales of our town homes and condominiums could be severely effected, which could force us to curtail or abandon our business plans and/or could make it difficult if not impossible to repay the significant amount of money due to Kennedy and Stanford (as explained above), which as a result could cause the value of our securities to become worthless.

EXCESSIVE CLAIMS FOR DEVELOPMENT-RELATED DEFECTS IN ANY REAL ESTATE PROPERTIES THAT WE PLAN TO BUILD THROUGH OUR RESORT DEVELOPMENT DIVISION COULD ADVERSELY AFFECT OUR LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We will engage third-party contractors and have additionally engaged Resorts Construction, LLC, which is 50% owned by our Chief Executive Officer and Chairman, Malcolm J. Wright, to construct portions of our resorts. However, our customers may assert claims against us for construction defects or other perceived development defects including, but not limited to, structural integrity, the presence of mold as a result of leaks or other defects, electrical issues, plumbing issues, or road construction, water or sewer defects. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. To the extent that the contractors do not satisfy any proper claims as they are primarily responsible, and to the extent claims are not satisfied by third-party warranty coverage, claims for development-related defects could be brought against us. To the extent that claims brought against us are not covered by insurance, our payment of those claims could adversely affect our liquidity, financial condition, and results of operations.

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

We currently accrue $500,000 per year which is payable to Malcolm J. Wright for his services as an executive officer and an additional $18,000 per year for his services as a Chairman as of the filing of this report, which accrued amount bears interest at the rate of 12% per annum until paid, compounded annually. Although we paid Mr. Wright an aggregate of $1,540,500 in June 2006, consisting of $1,275,000 of the principal amount he was owed in salary and $265,500 of interest on such amount, we still owed Mr. Wright approximately $2,425,000 in salaries, and $519,000 in accrued interest as of March 31, 2007. Furthermore, we may pay Mr. Wright a bonus of up to 19% of the pre-tax profits, if any, of various subsidiaries as discussed above. We have made payments to entities controlled by Mr. Wright in consideration for substantial valuable services that those entities have provided to us for The Sonesta Orlando Resort at Tierra Del Sol. If we do not have sufficient cash on hand to pay Mr. Wright for his salary, Director's compensation and bonus in the future, he may determine to spend less of his time on our business or to resign his positions as an officer and a Director.

COMPANIES AFFILIATED WITH OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD, MALCOLM J. WRIGHT ARE PAID A SUBSTANTIAL AMOUNT OF OUR REVENUES IN CONNECTION WITH SERVICES RENDERED.

Certain companies controlled by our Chief Executive Officer and Chairman, Malcolm J. Wright, including American Leisure Real Estate Group, Inc. ("ALRG"), which entered into an exclusive Development Agreement with our subsidiary, Tierra del Sol Resort, Inc. ("TDSR") and Xpress, Ltd. ("Xpress"), which entered into an exclusive sales and marketing agreement with TDSR in November 2003, are paid substantial fees in connection with services rendered to us in connection with such agreements. In connection with ALRG's Development Agreement with TDSR, we are required to pay ALRG a fee in the amount of 4% of the total costs of the development of the Sonesta Resort paid by ALRG. As of March 31, 2007, the total costs and fees paid by ALRG amounted to $53,590,991, of which 4% of such amount is equal to approximately $2,143,640. In connection with Xpress' sales and marketing agreement, we agreed to pay Xpress a sales fee in the amount of 3% and a marketing fee of 1.5% of the total sales prices received by TDSR in connection with sales of units in the Sonesta Resort, which shares are payable in two installments, one-half of the sales fee and all of the marketing fee when the rescission period has elapsed in a unit sales agreement and the other half of the sales fee upon the actual conveyance of the unit. As of March 31, 2007, total sales of units in the Sonesta Resort were approximately $234,556,743, and as a result, TDSR was obligated to pay Xpress a fee of $7,036,702 in connection with sales and marketing fees, and as of March 31, 2007, $6,914,312 had been paid to Xpress, which number includes fees paid on cancelled sales, which fees Xpress is able to keep. These payments represent a significant portion of our non-restricted current cash and equivalents and as a result of such payments, we could have less cash on hand than we will require for our operations and upcoming liabilities. Additionally, as a result of such payments, we may be forced to curtail or scale back our business plan, which could have a material adverse effect on the trading value of our common stock. We believe, however, that the transactions with ALRG and Xpress are in the best interest of the Company and provide efficiencies and savings not otherwise available in the open market.

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

Our Directors, officers, and principal shareholders beneficially own a substantial portion of our outstanding common and preferred stock. Malcolm J. Wright, who serves as our Chief Executive Officer and Chairman, and Roger Maddock, one of our majority shareholders, own, directly and indirectly, approximately an aggregate of approximately 72% of the voting power in us. As a result, these persons control our affairs and management, as well as all matters requiring shareholder approval, including the election and removal of members of the Board of Directors, transactions with Directors, officers or affiliated entities, the sale or merger of the Company or substantially all of our assets, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in our ownership or management, even when a change would be in the best interest of other shareholders.

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

In March 2007, we granted Malcolm J. Wright, our Chief Executive Officer and Chairman an aggregate of 150,000 warrants to purchase shares of our common stock at an exercise price of $1.02 per share, in connection with Mr. Wright’s guaranty of the Resorts Funding Group, LLC and March 2007 Stanford loans (described above), pursuant to a Debt Guaranty Agreement previously entered into with Mr. Wright. We relied on an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities as the issuance of the securities did not involve a public offering, the recipient acquired the securities for investment purposes and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by us.

In March 2007, we granted Resorts Funding Group, LLC 87,500 warrants to purchase shares of our common stock at an exercise price of $1.02 per share, which warrants were granted pursuant to the terms of the Resorts Construction Agreement, which provides for Resorts Funding Group, LLC to be granted up to an aggregate of 350,000 warrants to purchase shares of our common stock on a pro rata basis, based on Resorts Funding Group, LLC agreement to provide up to a total of $10,000,000 in funding, of which approximately 1/4 of that amount has been provided to date. We relied on an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities as the issuance of the securities did not involve a public offering, the recipient acquired the securities for investment purposes and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by us.

In March 2007, we granted SIBL 87,500 warrants to purchase shares of our common stock at an exercise price of $1.02 per share, which warrants were granted pursuant to the terms of the SIBL Credit Agreement entered into in March 2007, which provides for SIBL to be granted up to an aggregate of 350,000 warrants to purchase shares of our common stock on a pro rata basis, based on SIBL’s agreement to provide up to a total of $10,000,000 in funding, of which approximately 1/4 of that amount has been provided to date. We relied on an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities as the issuance of the securities did not involve a public offering, the recipient acquired the securities for investment purposes and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by us.
In April 2007, we granted Malcolm J. Wright, our Chief Executive Officer and Chairman an aggregate of 747,000 warrants to purchase shares of our common stock at an exercise price of $1.02 per share, in connection with Mr. Wright’s guaranty of the Kennedy Note (defined above), pursuant to a Debt Guaranty Agreement previously entered into with Mr. Wright. We relied on an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities as the issuance of the securities did not involve a public offering, the recipient acquired the securities for investment purposes and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.2(1)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.3(2)	Re-Stated Promissory Note for $6,356,740 issued in favor of Around The World Travel, Inc. dated June 30, 2005.

10.4(3)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.5(4)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.6(4)	Commitment Letter with KeyBank National Association for up to $72,550,000, with a maximum principal balance of $40,000,000 for Phase 1 dated December 1, 2005

10.7(4)	Commitment Letter with KeyBank National Association for up to $14,850,000 for Phase 2 dated December 1, 2005

10.8(5)	Construction Loan Agreement with KeyBank National Association for $40,000,000 for Phase 1 dated December 29, 2005

10.9(5)	Promissory Note with KeyBank National Association for $40,000,000

10.10(5)	Loan Agreement with KeyBank National Association for $14,850,000 for Phase 2 dated December 29, 2005

10.11(5)	Promissory Note with KeyBank National Association for $14,850,000

10.12(5)	Promissory Note for $4,000,000 issued by TDS Management, LLC in favor of PCL Construction Enterprises, Inc.

10.13(5)	Guaranty by the Registrant of the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.14(5)	Guaranty of Malcolm J. Wright guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.15(5)	Addendum to Construction Loan Agreement Condominium and Townhouse Project Development

10.16(5)	Payment Guaranty Phase 1

10.17(5)	Payment Guaranty Phase 2

10.18(5)	Amended Debt Guarantor Agreement

10.19(5)	Guaranty of Tierra Del Sol (Phase 1), Ltd. guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc. (exhibit 10.7)

10.20(5)	Performance and Completion Guaranty

10.21(5)	Pledge and Security Agreement

10.22(6)	Option Exercise Agreement with Stanford Financial Group Company

10.23(6)	Assignment of Interest in Reedy Creek Acquisition Company, LLC

10.24(7)	Registration Rights Agreement with SIBL dated January 4, 2006

10.25(7)	Credit Agreement with SIBL

10.26(6)	$7,000,000 Promissory Note with Bankers Credit Corporation

10.27(6)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement

10.28(6)	Renewed, Amended and Increased Promissory Note

10.29(7)	Stanford International Bank, Ltd. Warrant for 77,000 shares at $0.001 per share

10.30(7)	Stanford International Bank, Ltd. Warrant for 154,000 shares at $5.00 per share

10.31(6)	Irrevocable and Unconditional Guaranty

10.32(7)	Registration Rights Agreement with SIBL dated December 28, 2005

10.33(6)	SIBL $2.1 million note

10.34(7)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 1)

10.35(7)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 2)

10.36(7)	SIBL Warrant Agreement for 2% Phase 1 interest

10.37(7)	SIBL Warrant Agreement for 2% Phase 2 interest

10.38(6)	Stanford International Bank, Ltd. Warrant for 154,000 at $0.001 per share

10.39(6)	Stanford International Bank, Ltd. Warrant for 308,000 at $5.00 per share

10.40(8)	Original Purchase Agreement

10.41(9)	First Amendment to Asset Purchase Agreement

10.42(10)	Settlement Agreement effective as of December 31, 2005 by and among American Leisure Holdings, Inc., American Leisure Equities Corporation and Around The World Travel, Inc.

10.43(11)	Stock Purchase Agreement between Harborage Leasing Corporation and the Company

10.44(11)	$1,411,705 Promissory Note payable to Harborage Leasing Corporation

10.45(11)	Malcolm J. Wright Guaranty Agreement regarding $1,411,705 Promissory Note with Harborage Leasing Corporation

10.46(11)	Harborage Leasing Corporation warrant to purchase 300,000 shares of common stock at $5.00 per share

10.47(12)	Third Party Debt Guarantor Agreement

10.48(12)	Note Modification Agreement with SIBL

10.49(12)	Stock Purchase Agreement with SIBL for the purchase of our Antigua call center operations

10.50(12)	Warrant Agreement with SIBL for the purchase of up to 355,000 shares of common stock at the exercise price of $10.00 per share

10.51(13)	Purchase Agreement between Scott Roix, American Leisure Holdings, Inc. and Stanford International Bank Limited

10.52(13)	Warrant Agreement for the Purchase of 235,000 shares of common stock at an exercise price of $20.00 per share granted to Stanford International Bank Limited

10.53(14)(ii)	Credit Agreement - $4,300,000 credit facility

10.54(14)	Second Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.55(14)	Second Mortgage Modification Agreement and Future Advance Certificate

10.56(14)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (November 2006)

10.57(14)(ii)	Amendment No. 1 to $4.3 Million Credit Agreement

10.58(14)	Third Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.59(14)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (December 2006)

10.60(14)	Third Mortgage Modification Agreement and Future Advance Certificate

10.61(14)(iii)	Credit Agreement - $6,200,000 credit facility

10.62(14)(iii)	Amendment No. 1 to $6.2 Million Credit Agreement

10.63(14)	Purchase Agreement (South Beach Resorts, LLC)

10.64(14)	Assignment of Interests in South Beach Resorts, LLC

10.65(14)	Promissory Note payable to Roger Maddock

10.66(14)	Guaranty Agreement in connection with Maddock Promissory Note

10.67(14)(ii)	Warrant and Participation Agreement

10.68(14)(iv)	Form of Warrant

10.69(14)	Promissory Note (South Beach Resorts, LLC)

10.70(16)	Amendment No.1 to $13,420,000 Renewed, Amended and Increased Promissory Note with (Reedy Creek Note)

10.71(16)	Amended and Restated Promissory Note (Bankers Credit - $7,860,000)

10.72(16)	Note Modification Agreement with SIBL (December 2006)

10.73(16)	Amendment to Stock Purchase Agreement (Harborage)

10.74(16)	Forbearance Agreement (LaSalle Bank/South Beach Resorts, LLC)

10.75(16)	Amendment No. 2 to $4.3 Million Credit Agreement

10.76(16)	Fourth Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.77(16)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (January 2007)

10.78(16)	Fourth Mortgage Modification Agreement and Future Advance Certificate

10.79(16)	Amendment No. 2 to $6.2 Million Credit Agreement

10.80(16)	Malcolm J. Wright - Guaranty Agreement of $7,000,000 Bankers Credit Note

10.81(16)	March 2007 - $10,000,000 Credit Agreement with Stanford International Bank, Ltd.

10.82(16)	March 2007 - $10,000,000 Promissory Note payable to Stanford International Bank, Ltd.

10.83(16)	March 2007, Mortgage and Security Agreement with Stanford International Bank, Ltd.

10.84(16)	Mortgage and Security Agreement

10.85(15)	Michael D. Crosbie Employment Agreement

10.86(17)	Loan and Security Agreement with Kennedy ($24,900,000 loan)

10.87(17)	Promissory Note with Kennedy ($24,900,000 loan)

10.88(17)	Guaranty Agreement with Kennedy

10.89(17)	Environmental Indemnity Agreement

10.90(17)	Mortgage and Security Agreement

10.91(17)	Malcolm J. Wright Warrant Agreement

10.92*	Note Modification Agreement (March 2007)

10.93*	$10,000,000 Credit Agreement with Resorts Funding Group, LLC

10.94*	$10,000,000 Promissory Note with Resorts Funding Group, LLC

10.95*	Mortgage Agreement with Resorts Funding Group, LLC

21.1(16)	List of Subsidiaries

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(6)	Personal Guarantee by Malcolm J. Wright guaranteeing the $6,000,000 Line of Credit

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

(12) Filed as Exhibits to the Company's Report on Form 10-QSB, which was filed with the SEC on August 21, 2006, and is incorporated herein by reference.

(13) Filed as exhibits to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on November 20, 2006, and incorporated herein by reference.

(14) Filed as Exhibits to the Company’s Form 8-K filed with the Commission on January 16, 2007, and incorporated herein by reference. (15) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 22, 2006, and incorporated herein by reference.

(16) Filed as exhibits to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 17, 2007, and incorporated herein by reference.

(17) Filed as exhibits to the Company’s Report on Form 8-K filed with the Commission on May 1, 2007, and incorporated herein by reference.

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

b) REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the fiscal period covered by this report:

•
On January 16, 2007, the Company filed a Report on Form 8-K, to report our entries into the RC Credit Agreement, Amended RC Credit Agreement, the TDSR Credit Agreement, the Amended TDSR Credit Agreement, and related transactions, as well as our purchase of South Beach Resorts, LLC.

The Company filed two reports on Form 8-K during the fiscal period subsequent to this report:

•
On April 9, 2007, the Company filed a Report on Form 8-K, to report the appointment of Omar Jimenez as the Chief Financial Officer and Principal Accounting Officer of the Company, effective March 22, 2007.

•	On May 1, 2007, the Company filed a Report on Form 8-K, to report our entry into the Loan and Security Agreement, and related documents with Kennedy Funding, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LEISURE HOLDINGS, INC.

DATED: May 21, 2007	By: /s/ Malcolm J. Wright
Malcolm J. Wright
Chief Executive Officer
(Principal Executive Officer)