Form 10QSB/A
period 2007-03-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-05-22
CIK 1124197

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

This amended report on Form 10-QSB is being filed by the Registrant to correct its disclosure of long-term debt and note payable and notes payable to related parties, as disclosed under “Liquidity and Capital Resources” below, as well as certain other minor formatting errors which were present in its Form 10-QSB for the period ending March 31, 2007, as originally filed.

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
Preferred stock; 1,000,000 shares authorized; $.01 par value;
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

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	Unaudited	Unaudited
Revenue
Service revenues	$6,497,139	$1,662,295
Undeveloped land sales	-	13,129,246

Total revenue	6,497,139	14,791,541

Cost of service revenues	(5,763,350)	(1,465,171)
Cost of undeveloped land sales	-	(9,796,634)

Total costs	(5,763,350)	(11,261,805)

Gross margin	733,789	3,529,736

Operating expenses:
Depreciation and amortization	(233,250)	(342,358)
General and administrative expenses	(875,760)	(867,788)

Total operating expenses	(1,109,010)	(1,210,146)

Income (loss) from operations	(375,221)	2,319,590

Interest expense	(1,020,769)	(1,240,148)

Equity in operations of unconsolidated affiliate	-	64,484

Income (loss) from operations before income taxes	(1,395,990)	1,143,926

Provision for income taxes	(3,899)	(1,399)

Net income (loss)	$(1,399,889)	$1,142,527

Net income (loss) per share:
Basic and diluted	$(0.16)	$0.07

Weighted average shares outstanding
Basic and diluted	10,877,974	10,620,530

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

Notes payable - related parties are as follows:

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

In August 2006, Tierra del Sol Resorts, Inc. entered into a guaranteed minimum price construction contract with Resorts Construction, LLP ("Resorts Construction") to construct and develop part of the Sonesta Resort and its town home properties. Resorts Construction is 50% owned by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman. Pursuant to the contract with Resorts Construction, we agreed to pay Resorts Construction a contractor's fee equal to 5% of the total cost of the construction performed by Resorts Construction and 7.5% for general conditions. Any payments owed under the Resorts Construction contract which are not paid when due bear interest at the rate of 12% per annum. We provided Resorts Construction a payment of $4,000,000 upon our entry into the construction agreement with Resorts Construction, which funds Resorts Construction will use to begin construction of Phase 1 of the Tierra del Sol Resort.

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

On or around the closing of the Resorts purchase, we also entered into a note with Roger Maddock, a significant shareholder of us, to evidence $3,590,811 in loans and advances Mr. Maddock had previously made to Resorts (the "Maddock Note"), the payment of which was guaranteed by us pursuant to a Guaranty Agreement.

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
As of March 31, 2007, we had long term debt and notes payable of $68,414,586 that includes current maturities of long-term debt and note payable of $30,052,353 and notes payable - related parties of $11,398,418, that includes current maturities of notes payable-related parties of $8,045,166, put liability of $985,000, and $37,409,312 of deposits on unit pre-sales.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.2(1)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.3(2)	Re-Stated Promissory Note for $6,356,740 issued in favor of Around The World Travel, Inc. dated June 30, 2005.

10.4(3)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.5(4)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.6(4)	Commitment Letter with KeyBank National Association for up to $72,550,000, with a maximum principal balance of $40,000,000 for Phase 1 dated December 1, 2005

10.7(4)	Commitment Letter with KeyBank National Association for up to $14,850,000 for Phase 2 dated December 1, 2005

10.8(5)	Construction Loan Agreement with KeyBank National Association for $40,000,000 for Phase 1 dated December 29, 2005

10.9(5)	Promissory Note with KeyBank National Association for $40,000,000

10.10(5)	Loan Agreement with KeyBank National Association for $14,850,000 for Phase 2 dated December 29, 2005

10.11(5)	Promissory Note with KeyBank National Association for $14,850,000

10.12(5)	Promissory Note for $4,000,000 issued by TDS Management, LLC in favor of PCL Construction Enterprises, Inc.

10.13(5)	Guaranty by the Registrant of the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.14(5)	Guaranty of Malcolm J. Wright guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.15(5)	Addendum to Construction Loan Agreement Condominium and Townhouse Project Development

10.16(5)	Payment Guaranty Phase 1

10.17(5)	Payment Guaranty Phase 2

10.18(5)	Amended Debt Guarantor Agreement

10.19(5)	Guaranty of Tierra Del Sol (Phase 1), Ltd. guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc. (exhibit 10.7)

10.20(5)	Performance and Completion Guaranty

10.21(5)	Pledge and Security Agreement

10.22(6)	Option Exercise Agreement with Stanford Financial Group Company

10.23(6)	Assignment of Interest in Reedy Creek Acquisition Company, LLC

10.24(7)	Registration Rights Agreement with SIBL dated January 4, 2006

10.25(7)	Credit Agreement with SIBL

10.26(6)	$7,000,000 Promissory Note with Bankers Credit Corporation

10.27(6)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement

10.28(6)	Renewed, Amended and Increased Promissory Note

10.29(7)	Stanford International Bank, Ltd. Warrant for 77,000 shares at $0.001 per share

10.30(7)	Stanford International Bank, Ltd. Warrant for 154,000 shares at $5.00 per share

10.31(6)	Irrevocable and Unconditional Guaranty

10.32(7)	Registration Rights Agreement with SIBL dated December 28, 2005

10.33(6)	SIBL $2.1 million note

10.34(7)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 1)

10.35(7)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 2)

10.36(7)	SIBL Warrant Agreement for 2% Phase 1 interest

10.37(7)	SIBL Warrant Agreement for 2% Phase 2 interest

10.38(6)	Stanford International Bank, Ltd. Warrant for 154,000 at $0.001 per share

10.39(6)	Stanford International Bank, Ltd. Warrant for 308,000 at $5.00 per share

10.40(8)	Original Purchase Agreement

10.41(9)	First Amendment to Asset Purchase Agreement

10.42(10)	Settlement Agreement effective as of December 31, 2005 by and among American Leisure Holdings, Inc., American Leisure Equities Corporation and Around The World Travel, Inc.

10.43(11)	Stock Purchase Agreement between Harborage Leasing Corporation and the Company

10.44(11)	$1,411,705 Promissory Note payable to Harborage Leasing Corporation

10.45(11)	Malcolm J. Wright Guaranty Agreement regarding $1,411,705 Promissory Note with Harborage Leasing Corporation

10.46(11)	Harborage Leasing Corporation warrant to purchase 300,000 shares of common stock at $5.00 per share

10.47(12)	Third Party Debt Guarantor Agreement

10.48(12)	Note Modification Agreement with SIBL

10.49(12)	Stock Purchase Agreement with SIBL for the purchase of our Antigua call center operations

10.50(12)	Warrant Agreement with SIBL for the purchase of up to 355,000 shares of common stock at the exercise price of $10.00 per share

10.51(13)	Purchase Agreement between Scott Roix, American Leisure Holdings, Inc. and Stanford International Bank Limited

10.52(13)	Warrant Agreement for the Purchase of 235,000 shares of common stock at an exercise price of $20.00 per share granted to Stanford International Bank Limited

10.53(14)(ii)	Credit Agreement - $4,300,000 credit facility

10.54(14)	Second Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.55(14)	Second Mortgage Modification Agreement and Future Advance Certificate

10.56(14)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (November 2006)

10.57(14)(ii)	Amendment No. 1 to $4.3 Million Credit Agreement

10.58(14)	Third Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.59(14)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (December 2006)

10.60(14)	Third Mortgage Modification Agreement and Future Advance Certificate

10.61(14)(iii)	Credit Agreement - $6,200,000 credit facility

10.62(14)(iii)	Amendment No. 1 to $6.2 Million Credit Agreement

10.63(14)	Purchase Agreement (South Beach Resorts, LLC)

10.64(14)	Assignment of Interests in South Beach Resorts, LLC

10.65(14)	Promissory Note payable to Roger Maddock

10.66(14)	Guaranty Agreement in connection with Maddock Promissory Note

10.67(14)(ii)	Warrant and Participation Agreement

10.68(14)(iv)	Form of Warrant

10.69(14)	Promissory Note (South Beach Resorts, LLC)

10.70(16)	Amendment No.1 to $13,420,000 Renewed, Amended and Increased Promissory Note with (Reedy Creek Note)

10.71(16)	Amended and Restated Promissory Note (Bankers Credit - $7,860,000)

10.72(16)	Note Modification Agreement with SIBL (December 2006)

10.73(16)	Amendment to Stock Purchase Agreement (Harborage)

10.74(16)	Forbearance Agreement (LaSalle Bank/South Beach Resorts, LLC)

10.75(16)	Amendment No. 2 to $4.3 Million Credit Agreement

10.76(16)	Fourth Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.77(16)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (January 2007)

10.78(16)	Fourth Mortgage Modification Agreement and Future Advance Certificate

10.79(16)	Amendment No. 2 to $6.2 Million Credit Agreement

10.80(16)	Malcolm J. Wright - Guaranty Agreement of $7,000,000 Bankers Credit Note

10.81(16)	March 2007 - $10,000,000 Credit Agreement with Stanford International Bank, Ltd.

10.82(16)	March 2007 - $10,000,000 Promissory Note payable to Stanford International Bank, Ltd.

10.83(16)	March 2007, Mortgage and Security Agreement with Stanford International Bank, Ltd.

10.84(16)	Mortgage and Security Agreement

10.85(15)	Michael D. Crosbie Employment Agreement

10.86(17)	Loan and Security Agreement with Kennedy ($24,900,000 loan)

10.87(17)	Promissory Note with Kennedy ($24,900,000 loan)

10.88(17)	Guaranty Agreement with Kennedy

10.89(17)	Environmental Indemnity Agreement

10.90(17)	Mortgage and Security Agreement

10.91(17)	Malcolm J. Wright Warrant Agreement

10.92(18)	Note Modification Agreement (March 2007)

10.93(18)	$10,000,000 Credit Agreement with Resorts Funding Group, LLC

10.94(18)	$10,000,000 Promissory Note with Resorts Funding Group, LLC

10.95(18)	Mortgage Agreement with Resorts Funding Group, LLC

21.1(16)	List of Subsidiaries

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(6)	Personal Guarantee by Malcolm J. Wright guaranteeing the $6,000,000 Line of Credit

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
(18) Filed as exhibits to the Company’s Report on Form 10-QSB, filed with the Commission on May 21, 2007, and incorporated herein by reference.

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