Form 10QSB
period 2007-06-30
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-08-20
CIK 1124197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, 10,877,974 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check One): Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and Year Ended December 31, 2006

	June 30, 2007	December 31, 2006
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$3,497,531	$1,110,000
Cash - restricted	-	1,030,921
Accounts receivable, net	1,683,656	3,148,730
Other receivable	270,484	217,233
Prepaid expenses and other	3,384,748	1,775,614
Total Current Assets	8,836,419	7,282,498

PROPERTY AND EQUIPMENT, NET	8,653,144	9,170,540

LAND HELD FOR DEVELOPMENT	112,423,879	71,930,263

OTHER ASSETS
Cash - restricted	8,954,324	10,364,681
Prepaid sales commissions	10,377,140	9,804,036
Prepaid sales commissions - affiliated entity	3,538,762	3,443,851
Goodwill	4,559,134	4,559,134
Trademark	937,500	950,000
Other	2,015,268	2,638,475
Total Other Assets	30,382,128	31,760,177

TOTAL ASSETS	$160,295,570	$120,143,478
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable	$25,676,104	$35,681,931
Current maturities of notes payable-related parties	583,300	7,480,395
Accounts payable and accrued expenses	7,957,606	4,518,175
Accrued expenses - officers	3,237,500	2,795,000
Other	9,409,182	6,156,256
Total Current Liabilities	46,863,692	56,631,757

Notes payable - related parties	4,060,541	3,353,252
Long-term debt and notes payable	72,491,108	21,583,106

Put liability	985,000	985,000
Deposits on unit pre-sales	38,020,027	37,465,685
Total liabilities	162,420,368	120,018,800
Contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; 1,000,000 shares authorized; $.001 par value;
1,000,000 Series "A" shares issued and outstanding at
June 30, 2007 and December 31, 2006	10,000	10,000
Preferred stock; 100,000 shares authorized; $.01 par value;
2,825 Series "B" shares issued and outstanding at
June 30, 2007 and December 31, 2006	28	28
Preferred stock, 28,000 shares authorized; $.01 par value
27,189 Series "C" shares issued and outstanding at
June 30, 2007 and December 31, 2006	272	272
Preferred stock; 50,000 shares authorized; $.001 par value;
36,588 Series "E" shares issued and outstanding at June 30, 2007
32,249 Series "E" shares issued and outstanding at December 31, 2006	36	32
Preferred stock; 150,000 shares authorized; $.01 par value;
0 and 0 Series "F" shares issued and outstanding at
March 31, 2007 and December 31, 2005	-	-

Common stock, $.001 par value; 100,000,000 shares authorized;
10,877,974 shares issued and outstanding at June 30, 2007 and
10,877,974 shares issued and outstanding at December 31, 2006	10,878	10,878

Additional paid-in capital	22,756,918	21,710,830

Accumulated deficit	(24,902,930)	(21,607,362)
Total Stockholders' Equity (Deficit)	(2,124,798)	124,678

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$160,295,570	$120,143,478

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	Unaudited	Unaudited	Unaudited	Unaudited
		(Restated)		(Restated)

Revenue
Service Revenues	$12,777,646	$12,701,127	$6,402,710	$6,403,103
Undeveloped Land Sales	-	13,129,246	-	-

Total Revenue	12,777,646	25,830,373	6,402,710	6,403,103

Cost of Service Revenues	(12,149,732)	(12,389,822)	(6,386,382)	(6,195,596)
Cost of Undeveloped Land Sales	-	(9,796,634)	-	-

Total Costs	(12,149,732)	(22,186,456)	(6,386,382)	(6,195,596)

Gross Margin	627,914	3,643,917	16,328	207,507

Operating Expenses:
Depreciation and amortization	(466,646)	(361,735)	(233,396)	(159,993)
General and administrative expenses	(1,821,177)	(1,688,763)	(945,417)	(881,071)

Total Operating Expenses	(2,287,823)	(2,050,498)	(1,178,813)	(1,041,064)

Income (Loss) from Operations	(1,659,909)	1,593,419	(1,162,485)	(833,557)

Interest Income	178,508	169,193	88,103	87,844
Other Income	197,343	-	165,545	-
Interest Expense	(2,006,612)	(2,517,382)	(985,843)	(1,277,234)

Loss from continuing operations before income taxes	(3,290,670)	(754,770)	(1,894,680)	(2,022,947)

PROVISIONS FOR INCOME TAXES	(4,899)	(1,399)	(1,000)	-

Loss from continuing operations	(3,295,569)	(756,169)	(1,895,680)	(2,022,947)

Gain (loss) from discontinued operations	-	2,744,938	-	2,869,189

NET INCOME (LOSS)	$(3,295,569)	$1,988,769	$(1,895,680)	$846,242

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.37)	$0.12	$(0.21)	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	10,877,974	10,631,814	10,877,974	10,642,974

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,295,569)	$1,988,769
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	619,848	834,075
Non-cash interest expense	1,381,843	1,477,348
Non-cash warrant compensation	1,046,092	110,253
Gain on sale of subsidiary	-	(2,988,082)
Changes in assets and liabilities:
(Increase) decrease in restricted cash	1,030,921
(Increase) decrease in accounts receivable and other receivables	1,465,074	1,220,314
Decrease (increase) in prepaid expenses and other	(2,421,021)	(136,586)
Increase in prepaid sales commissions	(668,015)	(843,790)
Increase in land held for development	(40,493,616)	(13,914,505)
Decrease (increase) in deposits on unit pre-sales	554,342	1,226,029
Increase in accounts payable and accrued expenses	7,134,858	920,393

Net cash used by operating activities	(33,645,243)	(10,105,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(89,952)	(90,371)
Proceeds from property sold	-	13,129,246
Decrease in restricted cash	1,410,357	(6,079,439)

Net cash used in investing activities	1,320,405	6,959,436
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt	(15,450,805)	(196,432)
Payment of debt - related parties	(6,570,008)	(534,939)
Proceeds from notes payable	56,352,979	3,572,083
Proceeds from notes payable - related parties	380,203	3,721,997
Proceeds from exercise of warrants	-	308

Net cash provided by financing activities	34,712,369	6,563,017

Net increase in cash	2,387,531	3,416,671

CASH AT BEGINNING PERIOD	1,110,000	225,055

CASH AT END OF PERIOD	$3,497,531	$3,641,726

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$451,453

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Purchase of land held for development for notes payable	$-	$15,000,000

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE A - PRESENTATION

The balance sheets of the Company as of June 30, 2007 and December 31, 2006, the related consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, (the financial statements), include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and restated Financial Statements and notes thereto included in the Company's December 31, 2006, Form 10-KSB, the Company's March 31, 2007 Form 10-QSB and the Company's Forms 8K and 8-K/A filings.

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

NOTE C – LAND HELD FOR DEVELOPMENT

American Leisure is developing a 972-unit resort in Orlando, Florida on 122 acres of undeveloped land. Pre-construction sales commenced in February 2004.

As of June 30, 2007, Xpress, Ltd., a related party, see Note E, has pre-sold approximately 600 vacation homes in a combination of contracts on town homes and reservations on condominiums for a total sales volume of approximately $236 million. In connection with the sales, the Company has received deposits totaling approximately $38,020,000 and has prepaid sales commissions and advances to various brokers and agents of approximately $10,377,000 and has prepaid sales commissions of approximately $3,539,000 to Xpress, Ltd., a related party.

On January 11, 2006, the Company sold 42 acres in the Sonesta Resort for $9,090,130 to the District and an additional $4,039,116 in connection with reimbursements for site improvements.

The land sold to the District will be used for public infrastructure for the Sonesta Resort, including the creation of roads and for water collection.

The Boulevard Hotel property located in Miami Beach, Florida is undergoing remodeling and refurbishing to convert the property into a timeshare facility. As of June 30, 2007, $4,079,194 has been incurred in the remodeling and refurbishment and, as of December 31, 2006, $3,405,418 has been incurred.

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

NOTE D - PROPERTY AND EQUIPMENT, NET

As of June 30, 2007, property and equipment consisted of the following:

	Useful Lives	Amount
Equipment	3-5	$4,576,531
Furniture and fixtures	5-7	1,472,626
Hotel building	35	7,990,481
Subtotal		14,039,638
Less: accumulated deprecation and amortization		5,386,494
Property and equipment, net		$8,653,144

Depreciation expense for the six-month and three-month period ended June 30, 2007 amounts to $466,646 and $233,397 respectively.

NOTE E - NOTES PAYABLE

On April 20, 2007, certain of our wholly owned subsidiaries which are engaged in the construction and development of the Sonesta Resort, including Costa Blanca Real Estate II, LLC, Costa Blanca III Real Estate, LLC, TDS Town Homes (Phase 1), LLC, and TDS Town Homes (Phase 2), LLC, entered into a Loan and Security Agreement with Kennedy Funding, Inc. as agent for certain lenders. Pursuant to the Loan Agreement, Kennedy agreed to make a loan to the Borrowers of up to $24,900,000

On June 26, 2007, Costa Blanca I Real Estate, LLC, a wholly owned subsidiary of our wholly owned subsidiary, Tierra Del Sol Resort (Phase 1), Ltd., entered into a Loan and Security Agreement and related agreements with Kennedy, whereby Kennedy agreed to loan Costa Blanca $4,450,000.

On or around June 29, 2007, TDS Amenities, Inc. and TDS Town Homes (Phase 2), LLC (collectively “TDS”), two of our wholly owned subsidiaries issued Central Florida Ventures, L.L.C. a Promissory Note in the amount of $4,000,000 in connection with a $4,000,000 loan made to TDS. The Central Florida Note is due and payable on June 29, 2008, and any amount outstanding on the Central Florida Note bears interest at the rate of thirteen percent (13%) per annum, compounded monthly until paid in full on the maturity date.

NOTE F - NOTES PAYABLE - RELATED PARTIES

The current maturities of notes payable - related parties is as follows:

Officers of Hickory Travel Services	$383,300
Shareholders of Hickory Travel Services	180,000
Others	20,000

Notes payable - related parties	$583,300

The current portion of notes payable includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $383,300, $117,300 of such amount is owed to L. William Chiles, a Director of the Company.

Included in non-current notes payable-related parties are obligations to the following related parties:

Officer of the Company	$3,590,811
Officers of Hickory Travel Services	469,730

Related party debt and notes	$4,060,541

The notes payable – related parties includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $469,730, $184,730 of such amount is owed to L. William Chiles, a Director of the Company.

NOTE G - RELATED PARTY TRANSACTIONS

The Company accrues salaries payable to Malcolm Wright in the amount of $800,000 per year with interest at 12%. In June 2006, Malcolm Wright was paid $1,540,500 of the accrued salaries that consisted of accrued salaries of $1,275,000 and accrued interest of $265,500. As of June 30, 2007, the amount of salaries payable accrued to Mr. Wright amounts to $2,625,000 plus accrued interest on those salaries of $596,250.

The Company accrued director fees to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. No payments of director fees were paid during the current quarter and the balance of accrued director fees as of the end of the quarter covered by this report amounts to $296,500.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. (ALRG). On November 3, 2003 Tierra Del Sol Resort ("TDSR") entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through June 30, 2007 the total costs plus fees amounted to $66,470,796.

A trust for the natural heirs of Malcolm Wright is the majority shareholders of Xpress Ltd. ("Xpress"). On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR payable in two installments: one-half of the fee is paid when the rescission period has elapsed in a unit sales agreement and one-half is paid upon the conveyance of the unit. The agreement also provides for a marketing fee of 1.5% of the total sales prices received by TDSR. The marketing fee is paid when the first segment of the sales fee is paid. During the period since the contract was entered into and ended June 30, 2007, the total sales amounted to approximately $235,917,443. As a result of the sales, TDSR was obligated to pay Xpress a fee of $7,077,523, consisting of one-half of the sales fee and the full amount of the marketing fee. As of June 30, 2007, $6,765,311 has been paid to Xpress. Based on the sales contracts as of June 30, 2007, TDSR will be obligated to pay Xpress $3,538,762, the other half of the sales fee, upon the conveyance of the units.

Effective June 30, 2006, we sold our subsidiary Caribbean Leisure Marketing Ltd. ("CLM"), CLM owns a 49% interest in Caribbean Media Group, Inc. (call center operations), to Stanford International Bank, Ltd. ("SIBL") in exchange for cancellation of promissory notes in the amounts of $1,250,000 and $2,100,000 and $2,313,175 of fees and accrued interest. The sale resulted in a gain of $2,988,082. We also issued 355,000 warrants at an exercise price of $10.00 expiring on April 30, 2008. This was recorded as discontinued operations.

NOTE H - NET INCOME (LOSS) PER SHARE

Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income (loss) per share as follows:

Description	Six months	Six months	Three months	Three months
	Ended	ended	ended	ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006

NET INCOME (LOSS)
(as reported)	(3,295,569)	1,988,769	(1,895,680)	846,242

UNDECLARED PREFERRED
STOCK DIVIDEND	(729,721)	(713,955)	(374,715)	(358,950)

NET LOSS AFTER PREFERRED
STOCK DIVIDEND	(4,025,290)	1,274,814	(2,270,395)	487,292

NET INCOME (LOSS) PER SHARE
BASIC AND DILUTED	(0.37)	0.12	(0.21)	0.05

NOTE I - SHARES FOR SERVICES

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

In accordance with SFAS No. 123R we have recorded approximately $158,400 as stock based compensation under the fair value method for the six months ended June 30, 2007. The proforma stock based compensation under the fair value method for the six months ended June 30, 2006 was approximately $110,000.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 3.5%; volatility of 185% for 2007 and 120% for 2006 with no assumed dividend yield; and expected lives of five years.

During the six months ended June 30, 2007 the Company did not issue warrants to executives as shares for services.  However, 1,330,500 warrants were issued to Malcolm right for debt guarantees related to the acquisition of land held for development during the six months ended June 30, 2007.  During the six months ended June 30, 2006, the Company issued 200,000 warrants to two executives of the Company (100,000 to Michael Crosbie as Corporate General Counsel, Executive Vice President and Secretary of the Company and 100,000 to Jeff Scott as President of Hickory Travel Services); for each executive, 50,000 were immediately vested and the other 50,000 will vest in equal amounts in the next two years. In addition, 450,000 warrants were issued to Malcolm Wright for debt guarantees related to the acquisition of land held for development during the six months ended June 30, 2006. As noted in Note E above, in June 2006, 355,000 warrants were issued to Stanford International Bank Ltd. to replace the equity conversion feature that was to expire on April 30, 2007, of an outstanding loan with Stanford International Bank Limited.

As of June 30, 2007, there are 6,807,746 warrants outstanding to officers and directors and 4,081,000 warrants outstanding to third parties for a total outstanding of 10,888,746.

NOTE J - OPERATING SEGMENTS

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As of June 30, 2007, the Company's two business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments.

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

For the six months ending June 30, 2007:

In (000's)
	Real Estate	Call Center*	Travel	Hospitality	Elim	Consol
Services	900	-	12,126	831	(1,080)	12,778
Undeveloped land	-	-	-	-	-	-
Segment income (loss)	(3,002)	-	1,011	332	(1,637)	(3,296)
Total income (loss)	(3,002)	-	1,011	332	(1,637)	(3,296)
Total Assets	148,449	-	9,906	13,316	(11,375)	160,296
Capital Expenditures	13	-	64	(7)	-	70
Depreciation **	(379)	-	(141)	(100)	-	(620)
* Call center was sold as of June 30, 2006.
** Depreciation is included in cost of operating revenues.

For the six months ending June 30, 2006:

In (000's)
	Real Estate	Call Center	Travel	Hospitality	Elim	Consol
Services	911	-	12,630	60	(900)	12,701
Undeveloped land	13,129	-	-	-	-	13,129
Segment income (loss)	712	-	116	(153)	(1,430)	(755)
Gain (loss) from discontinued operations	-	(243)	-	-	2,988	2,745
Total income (loss)	712	(243)	116	(153)	1,556	1,988
Total Assets	115,131	-	9,025	(147)	(13,574)	110,435
Capital Expenditures	-	-	90	-	-	90
Depreciation**	(361)	-	(148)	-	(325)	(834)
* Call center was sold as of June 30, 2006.
** Depreciation is included in cost of operating revenues.

NOTE K - DISCONTINUED OPERATIONS

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

NOTE L  - RECLASSIFICATIONS AND RESTATEMENTS

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation.

American Leisure Holdings, Inc., has restated the financial statements for the three and six months ended June 30, 2006, to include gross revenues and expenses for the TraveLeaders business interests acquired from Around the World Travel on December 31, 2004, which business assets and interests were thereupon combined with American Leisure. The revenues and expenses were previously reported on a net basis in connection with the terms of the Management Agreement pursuant to which AWT acted as the manager. As such, AWT was responsible for such TraveLeaders revenues and related expenses. The entitlement of American Leisure in relation to TraveLeaders and the combined business interests was an entitlement to a net operating result pursuant to the Management Agreement. Therefore, the restated financial statements do not involve any change to the cash flow, net income or balance sheet of American Leisure.

The restatement for the six months ended June 30, 2006 is as follows:
	As originally filed	Adjustment	As restated
Revenue:
Operating revenues	$3,337,296	$9,363,831	$12,701,127
Undeveloped land sales	13,129,246	-	13,129,246

Total revenue	16,466,542	9,363,831	25,830,373

Cost of operating revenues	(2,499,956)	(9,889,866)	(12,389,822)
Cost of undeveloped land sales	(9,796,634)	-	(9,796,634)
Total Costs	(12,296,590)	(9,889,866)	(22,186,456)

Gross margin	4,169,952	(526,035)	3,643,917

Operating expenses:
Depreciation and amortization	(414,476)	52,741	(361,735)
General and administrative	(2,162,057)	473,294	(1,688,763)

Total operating expenses	(2,576,533)	526,035	(2,050,498)

Income (loss) from operations	1,593,419	-	1,593,419
		-
Interest income	169,193	-	169,193
Other income	-	-	-
Interest expense	(2,517,382)	-	(2,517,382)
Gain (loss) from discontinued operations	2,744,938	-	2,744,938

Income (loss) before income taxes	1,990,168	-	1,990,168

Provision for income taxes	(1,399)	-	(1,399)
Net income	$1,988,769		$1,988,769

The restatement for the three months ended June 30, 2006 is as follows:
	As originally filed	Adjustment	As restated
Revenue:
Operating revenues	$1,756,350	$4,646,753	$6,403,103
Undeveloped land sales	-	-	-

Total revenue	1,756,350	4,646,753	6,403,103

Cost of operating revenues	(1,286,550)	(4,909,046)	(6,195,596)
Cost of undeveloped land sales	-	-	-
Total Costs	(1,286,550)	(4,909,046)	(6,195,596)

Gross margin	469,800	(262,293)	207,507

Operating expenses:
Depreciation and amortization	(208,020)	48,027	(159,993)
General and administrative	(1,095,337)	214,266	(881,071)

Total operating expenses	(1,303,357)	262,293	(1,041,064)

Income (loss) from operations	(833,557)	-	(833,557)

Interest income	87,844		87,844
Other income	-	-	-
Interest expense	(1,277,234)	-	(1,277,234)
Gain (loss) from discontinued operations	2,869,189	-	2,869,189

Income (loss) before income taxes	846,242	-	846,242

Provision for income taxes	-		-
Net income	$846,242		$846,242

NOTE M - CONTINGENCIES

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

Lufthansa City Center, et al v. Hickory Travel Systems, Inc.  LCC has sued for Breach of Contract or, alternatively, Breach of a Settlement Agreement.  Hickory and LCC entered an agreement whereby LCC would exclusively use Hickory’s hotel program and Hickory would pay $110,000 per year to LCC.  LCC did not bring the promised value to the deal.  Additionally, LCC entered an agreement with a competitor for hotel services prior to termination of the agreement.  Hickory vigorously disputes the allegations in the complaint and intends to counterclaim to recoup the damages from LCC’s breach of the agreement.

On or about July 11, 2007, Costa Blanca Real Estate, Inc., Tierra Del Sol Resort, Inc., our wholly owned subsidiaries and one of our former employees, were served with a complaint filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida (the “Complaint”).  The Complaint filed by David A. and Sandra P. Clayton (the “Claytons”), relates to a townhome and a condominium sold by us to the Claytons in August 2004.  The Complaint alleges, among other things, causes for breach of contract, fraud in the inducement of the contract, violations of the Florida Deceptive and Unfair Trade Practices Act, and civil conspiracy.  We intend to vigorously defend the lawsuit.

On or about August 3, 2007, Brian Hannon sued Tierra del Sol Resort, Inc., in the United States District Court for the Middle District of Florida.  The suit alleges breach of contract and violation of regulations regarding the sale of real estate.  We deny the allegations and intend to vigorously defend the lawsuit.

On or about August 9, 2007, American Leisure Holdings, Inc., American Leisure Equities Corporation, and Around the World Travel, Inc. were sued in the Northern District of Illinois by Apollo Galileo USA Partnership.  The complaint mistakenly asserts that we assumed the liabilities from Around the World Travel as part of our acquisition of substantially all of the assets, and seeks to recover on a 2003 contract between Apollo Galileo and Around the World Travel.  We intend to seek dismissal of the complaint and sanctions pursuant to Rule 11, Federal Rules of Civil Procedure.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings, which are incidental to our business.

We are not aware of any proceeding to which any of our directors, officers, affiliates or security holders are a party adverse to us or have a material interest adverse to us.

NOTE N - SUBSEQUENT EVENTS

In July 2007 an additional $1 million was advanced from Central Florida Ventures, LLC for a total of advances of $5 million towards a loan facility of $10 million which is expected to be completed in August 2007.

On August 13, 2007, American Leisure Group, Ltd., a company incorporated in the British Virgin Islands (“ALG”) began trading on the AIM market operated by the London Stock Exchange in London, England (the “Admission”).

The Admission triggered the effectiveness of certain Share Exchange and Share Purchase Agreements and certain Preferred Share Purchase Agreements relating to shares of common and preferred stock of American Leisure Holdings, Inc. (the “Company’), including agreements to sell shares of entities held by trusts for the families of Roger Maddock and Malcolm Wright (an executive director of the Company) which directly or indirectly hold a significant portion of the outstanding shares of stock in the Company, in consideration for, among other things, certain cash amounts and the repayment of certain debt obligations.

Additionally, two groups of our significant shareholders, including several of our officers and Directors, and certain of our other preferred shareholders closed Share Exchange Agreements and Preferred Share Purchase Agreements with ALG, whereby such shareholders exchanged shares of our issued common stock for shares of ALG and sold shares of our issued preferred stock for cash, the result of which transactions was that ALG will hold, directly or indirectly, more than 90% of our common and preferred stock .

The officers and Directors of ALG include our Chief Executive Officer, Malcolm J. Wright, who is also the Chief Executive Officer of ALG, our President, Fredrick Pauzar, who is the Director of Corporate Development of ALG, our Chief Financial Officer, Omar Jimenez, who is also employed by ALG, Jeffrey Scott, the President of Hickory Travel Services, a subsidiary of the Company, and an employee of ALG,  and Roger Maddock, a former significant shareholder of the Company (prior to Admission and the effective date of the Share Exchange Agreements) who is a non-executive Director of ALG.

In connection with the Admission of ALG, ALG raised $75 million GBP (approximately $150,000,000 US dollars) before expenses, of which it is currently anticipated that US $44 million will be loaned to the company and used for the development of amenities at our Sonesta Resort.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF AMERICAN LEISURE HOLDINGS, INC. TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007. ALL REFERENCES IN THIS REPORT ON FORM 10-QSB TO "THE COMPANY," "WE," "US," "OUR" OR WORDS OF SIMILAR MEANING INCLUDE THE OPERATIONS OF AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES.

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

In addition to the Company's establishment and continuing operation of a Travel Division, we have established a Resort Properties Division and related leisure and travel support operations. Through our various subsidiaries, we manage and distribute travel services; develop, sell and will manage travel destination resorts and vacation home properties; and develop and operate affinity-based travel clubs. Further, we owned and operated a call center in Antigua-Barbuda, which call center business was sold effective June 30, 2006.  Our businesses are intended to complement each other and to enhance Company revenues by exploiting consumer cross-marketing opportunities. We intend to take advantage of the synergies between the distribution of travel services and the creation, marketing, sale and management of vacation home ownership and travel destination resorts. In connection with our development of vacation homes we will also buy and sell parcels of undeveloped land.

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

Business Integration

Our mission is to remain focused on the development, sale and management of vacation travel destination resorts. As such we have completed the planning and begun the initial stages of the construction of "The Sonesta Orlando Resort at Tierra Del Sol" (the "Sonesta Resort"), a planned 972-unit vacation home resort located just 10 miles from Walt Disney World, in Orlando, Florida. Additionally, we are in the planning stages of developing our Reedy Creek Property, which is situated in the northwest section of Osceola County, Florida about one mile from the "Maingate" entrance to Walt Disney World, Orlando and approximately one-half mile from the south entrance to "Disney's Animal Kingdom" theme park. The Reedy Creek Property consists of three parcels totaling over 40 gross acres with approximately 29 acres of buildable land. The Ready Creek Property is currently planned to consist of approximately 522 residential units consisting of mid-rise condominium buildings.

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

During the year ended December 31, 2006, we worked to integrate the administrative operations of Hickory and TraveLeaders to distribute, fulfill and manage our travel services and our Resort Properties; however, the full integration of these two divisions proved substantially harder than we originally anticipated due to the different operating and system platforms of the two divisions, and as such, we have abandoned our previous plans to integrate the two divisions and are currently evaluating the synergies and cost/benefits of continuing to maintain the two separate divisions.

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

Recent Events Regarding Potential Funding and Change in Control Transactions Involving the Company

On August 13, 2007, American Leisure Group, Ltd., a company incorporated in the British Virgin Islands (“ALG”) began trading on the AIM market operated by the London Stock Exchange in London, England (the “Admission”).

The Admission triggered the effectiveness of certain Share Exchange and Share Purchase Agreements and certain Preferred Share Purchase Agreements relating to shares of common and preferred stock of the Company, including agreements to sell shares of entities (held by trusts for the families of Roger Maddock and Malcolm Wright (an executive director of the Company)) which directly or indirectly hold a significant portion of the outstanding shares of stock in the Company, in consideration for, among other things, certain cash amounts and the repayment of certain debt obligations (the “Share Purchase Agreement”).

Additionally, two groups of our significant shareholders, including several of our officers and Directors, and certain of our other preferred shareholders closed Share Exchange Agreements and Preferred Share Purchase Agreements with ALG, whereby such shareholders exchanged shares of our issued common stock for shares of ALG and sold shares of our issued preferred stock for cash, the result of which transactions was that ALG will hold, directly or indirectly, more than 90% of our common and preferred stock (the “Share Exchange Agreements”).

The officers and Directors of ALG include our Chief Executive Officer, Malcolm J. Wright, who is also the Chief Executive Officer of ALG, our President, Fredrick Pauzar, who is the Director of Corporate Development of ALG, our Chief Financial Officer, Omar Jimenez, who is also employed by ALG, Jeffrey Scott, the President of Hickory Travel Services, a subsidiary of the Company, and an employee of ALG,  and Roger Maddock, a former significant shareholder of the Company (prior to Admission and the effective date of the Share Exchange Agreements) who is a non-executive Director of ALG.

In connection with the Admission of ALG, ALG raised $75 million GBP (Approximately $150,000,000 US dollars) before expenses, of which it is currently anticipated that US $44 million will be used for the development of amenities at our Sonesta Resort (the “Funding”).

Material Agreements and Transactions

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

On July 27, 2006, we, through one of our wholly owned subsidiary companies, formally notified KeyBank, that we elected not to open the $40,000,000 revolving credit Construction Loan. We have however, established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program.  Additionally, we hope to use the funds raised through the BVI transaction described above for the construction of Phase 1 of the Sonesta Resort, assuming such funds are received, of which there can be no assurance.

The borrowers under the Land Loan were Tierra Del Sol Resort (Phase 2), Ltd. (the "Phase 2 Partnership") and other entities that are owned by the Phase 2 Partnership. The Land Loan was a $14,850,000 term loan with a maturity date of June 28, 2007. The proceeds of the Land Loan were primarily used to repay existing debt of the property for the Sonesta Resort. The Land Loan previously accrued interest at LIBOR plus 3.10% per annum, equal to approximately 8.39% as of May 16, 2007, with the LIBOR equal to 5.29% as of that date. The Land Loan was repaid in full, along with accrued and unpaid interest and the required 4% exit fee, which totaled in aggregate $15,285,000, in April 2007, in connection with our entry into the Kennedy funding, described below under “Kennedy Loan Funding.”

To facilitate the financing for the Sonesta Resort, the Company formed two limited partnerships, each of which will develop Phase 1 and Phase 2 of the Resort (the "Development Partnerships"). Each Development Partnership has several subsidiaries, which have been formed to develop different portions of the Sonesta Resort. Phase 1 of the resort will also include construction of related amenities, including a swimming pool complex and sun decks, a lazy river, a poolside restaurant and other amenities typical of a resort of this kind. We have completed approximately 90% of the grading and underground infrastructure required for the Phase 1 construction to date and began vertical construction of the phase one town homes in January 2007. Phase 2 will include construction of 144 additional residential condominium units and 442 additional town home units, as well as a 126,000 square foot clubhouse (84,000 square feet under air). Construction of Phase 2, which has not begun yet, is expected to overlap with the construction of Phase 1. Additionally, the TDS plat has been recorded as of the filing of this report.

The general partner of each Development Partnership is TDS Management LLC, a limited liability company controlled by Malcolm J. Wright, the Company's Chairman and Chief Executive Officer. The principal limited partner of each Development Partnership is Tierra Del Sol Resort, Inc., which owns a 99.9% interest in each Development Partnership. The Company owns 100% of Tierra Del Sol Resort, Inc.

Westridge Community Development District Bonds

The closing of the credit facilities with KeyBank triggered the closing of the sale of $25,825,000 in community development bonds issued by the Westridge Community Development District (the "District"). The proceeds of the bonds will be used, in part, to fund infrastructure at the Sonesta Resort and to acquire land for public purposes from Tierra Del Sol Resort (Phase 1), Ltd. The debt service and retirement of these bonds will be funded by a special district tax upon the property owners in the District at an interest rate of 5.8% over a 30-year amortization period. Grading and infrastructure for the District are more than 90% complete as of May 2007.

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

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be $136,500,000 of which $9,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. The $14,000,000 will be funded by the bonds proceeds held by the Westridge Development District and from equity reserves held by Key Bank. A Land Loan was also funded by Key Bank which was described above in the amount of $14,850,000, which amount has been repaid to date. We previously had entered into the $40,000,000 Construction Loan with KeyBank, which loan we decided not to open in favor of alternate, anticipated financing arrangements which we believe will be beneficial to the timely completion of the Sonesta Resort project. We have raised the required funding to continue the planned construction of Phase 1 of the Sonesta Resort in connection with the Admission and related transactions described above (the “BVI Transaction”). We believe that we will have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately. It is anticipated that Phase 2 construction will commence by the third or fourth quarters of 2007

In November 2003, we entered into an exclusive sales and marketing agreement with Xpress Ltd. ("Xpress") to sell the vacation homes in the Sonesta Resort. Malcolm J. Wright, one of our founders and our Chief Executive Officer and Chairman, and members of his family are the majority shareholders of Xpress. As of June  30, 2007, Xpress had pre-sold approximately 600 vacation homes in a combination of contracts on town homes and reservations on condominiums for total sales volume of approximately $236,000,000 million.

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

SIBL Reedy Creek Loan Terms

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note had a maturity date of December 31, 2006, but has since been extended until June 30, 2007, pursuant to Amendment No. 1 to the Amended Note and was further extended and replaced by the RC Note, described below.  The loan originally had a principal balance of $8,000,000 and accrued interest at the rate of 8% per year payable quarterly. Interest in the amount of $262,885 on the Amended Note was exchanged as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below). Upon an event of default as described in the Amended Note, SIBL has several rights and remedies, including causing the Amended Note to be immediately due and payable.

The Amended Note was replaced in November 2006, by a Renewed, Amended and Increased Promissory Note in the amount of $12,200,000, by a $13,420,000 note in December 2006 and by a $15,300,000 note in January 2007 (the "RC Note"). The RC Note was due and payable on June 30, 2007, with $8,000,000 of the RC Note bearing interest at the rate of 8% per annum and the remaining $7,300,000 bearing interest at the rate of 12% per annum; however, the RC Note has since been replaced by an Amended RC Note and a Second Amended RC Note, Third Amended RC Note and finally a Fourth Amended RC Note (as described below) and the maturity date of the note has since been amended pursuant to the March 2007 Note Modification Agreement (described below) to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date.

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

The Bankers Credit loan is evidenced by an Amended and Restated Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 6.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of August 1, 2007, was 15% (with a prime rate, as reported by the Wall Street Journal of 8.25%). Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note was January 3, 2007, but was extended until February 1, 2008, pursuant to the amendment to the note. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit Note is subject to a 1% exit fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

The Bankers Credit Note is secured by a first lien on the Reedy Creek Property. Additionally, the Bankers Credit Note is guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Guaranty Agreement. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Bankers Credit loan facility.

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

Note Modification Agreement

In February 2006, we entered into a Note Modification Agreement with SIBL, whereby we agreed to modify certain provisions of our outstanding promissory notes with SIBL to grant extensions of payments due. Pursuant to the Note Modification Agreement, we and SIBL agreed that all interest due on our $6,000,000 note, from January 1, 2005, through September 30, 2006, shall be due and payable on September 30, 2006, which due date was further extended by SIBL to December 31, 2008, with all interest thereafter payable with the original terms of that note however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged $546,000 of accrued interest; that all interest accrued on the $3,000,000 note we have with SIBL, from the date of the note until September 30, 2006, shall be due and payable on September 30, 2006, which due date was extended by SIBL to April 22, 2007, and to January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, and pursuant to the March 2007 Note Modification Agreement  (described below) to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date, additionally, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged the $654,080 of accrued interest as of June 30, 2006 as well as our $1,250,000 note with SIBL which was previously due September 30, 2006; and agreed that the maturity date of our $1,355,000 note with SIBL would be extended until June 30, 2007, which has been further extended to January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, and to the New Maturity Date pursuant to the March 2007 Note Modification Agreement, with any accrued and unpaid interest due on such New Maturity Date; that the maturity date of our $305,000 note with SIBL be extended until June 30, 2007, which has further been extended until January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, and to the new Maturity Date pursuant to the March 2007 Note Modification Agreement (described below), with any accrued and unpaid interest payable on such New Maturity Date.

Stock Purchase Agreement

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

Pursuant to the Stock Purchase Agreement we sold SIBL all of our interest in CLM for an aggregate purchase price of $5,663,274. In connection with the purchase, SIBL also agreed to exchange the interest on several of our outstanding promissory notes with SIBL, and to amend the due date of such notes, described in greater detail below, and we agreed to grant SIBL a warrant to purchase 355,000 shares of our common stock at an exercise price of $10.00 per share, which warrants have an expiration date of April 30, 2008, and contain certain anti-dilution clauses, whereby if we grant any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price.

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

Additionally, in connection with the Stock Purchase Agreement, SIBL agreed to restate the due dates of  certain of the notes which we owed to SIBL, including, the $6,000,000 note, which due date has been further restated due to the Modification Agreement to January 1, 2008; and the $3,000,000 note, which was extended until January 1, 2008 pursuant to the Modification Agreement; the $1,355,000 note, which was extended to January 1, 2008 due to the Modification Agreement; the $8,000,000 note, which was extended to June 30, 2007; and the $305,000 note, which was extended to January 1, 2008; however, our $3,000,000 note, our $8,000,000 note, which has since been increased to $15,300,000 (as described below), our $1,355,000 note and our $305,000 note have all been further extended pursuant to the March 2007 Note Modification Agreement to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date.

Finally, in connection with the Stock Purchase Agreement, CLM was released and discharged from any liability under the $6,000,000 note or the $305,000 note with SIBL, which it previously agreed to guarantee.

Construction Contract with Resorts Construction

In August 2006, Tierra del Sol Resorts, Inc. entered into a guaranteed maximum price construction contract with Resorts Construction, LLP ("Resorts Construction") to construct and develop part of the Sonesta Resort and its town home properties. Resorts Construction is 50% owned by Malcolm J. Wright, the Company's Chief Executive Officer and Chairman. We believe that the contract with Resorts Construction provides significant savings over our previous contract with PCL Construction, and is advantageous to the Company in comparison with terms available in the market from other third party contractors. Pursuant to the contract with Resorts Construction, we agreed to pay Resorts Construction a contractor's fee equal to 5% of the total cost of the construction performed by Resorts Construction and 7.5% for general conditions. Any payments owed under the Resorts Construction contract which are not paid when due bear interest at the rate of 12% per annum. We provided Resorts Construction a payment of $4,000,000 upon our entry into the construction agreement with Resorts Construction, which funds Resorts Construction used to begin construction of Phase 1 of the Sonesta Resort.

Purchase of Vici Note

In August 2006, we entered into a Purchase Agreement with SIBL, whereby we agreed to purchase a $750,000 promissory note from SIBL, which note was originally received by SIBL from Scott Roix, an individual, in connection with SIBL's sale of its interest in Vici Marketing Group, LLC ("Vici" and the "Vici Note") to Mr. Roix, and which Note bears interest at the rate of 8% pre annum, payable on June 30, 2008. In consideration for the purchase of the Vici Note, we agreed to issue SIBL 235,000 shares of our common stock and a five year warrant to purchase 235,000 shares of our common stock at an exercise price of $20 per share (the "Vici Warrant"). We also granted SIBL demand registration rights in connection with the registration of the shares underlying the Vici Warrant. The balance of the Vici Note as of June 30, 2007 was $500,000.

Credit Agreements

On November 22, 2006, we entered into a Credit Agreement through our wholly owned subsidiary Reedy Creek Acquisition Company, LLC ("RCAC") and Stanford International Bank Limited ("SIBL"), to provide RCAC a $4,300,000 credit facility (the "RC Credit Agreement"). SIBL had previously loaned RCAC $7,150,000 on July 8, 2005 and $850,000 on January 5, 2006, which loans were evidenced by a Renewed, Amended and Increased Promissory Note in the amount of $8,000,000, which we had guaranteed. In connection with the RC Credit Agreement, the Renewed, Amended and Increased Promissory Note was replaced by a Second Renewed, Amended and Increased Promissory Note in the amount of $12,200,000 (the “Second Amended RC Note”).

The Second Amended RC Note was guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement.  In December 2006, Mr. Wright received 366,000 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of the RC Credit Agreement, equal to three percent (3%) of the total indebtedness of the RC Credit Agreement.

We entered into a Second Mortgage Modification Agreement and Future Advance Certificate with SIBL in connection with our entry into the RC Credit Agreement, which provided SIBL a mortgage over certain real property owned by us in Osceola County, Florida, to secure the repayment of the Second Amended RC Note.

On December 18, 2006, we entered into "Amendment No. 1 to the $4.3 Million Credit Agreement" the ("Amended RC Credit Agreement") with SIBL and RCAC, which amended the terms of the RC Credit Agreement, to increase the loan amount under such agreement from $4,300,000 to $5,420,000, to include an advance of $1,120,000 which was received on December 18, 2006 to cover the placement of an appeal bond by us and related expenses paid by us on behalf of South Beach Resorts, LLC ("Resorts," which we purchased pursuant to the Purchase Agreement, described and defined below) in connection with Resorts' purchase of the Boulevard Hotel (described below) from a company which was then in Chapter 11 bankruptcy, and a subsequent dispute regarding such purchase. The Amended RC Credit Agreement also amended and restated the RC Note in the amount of $13,420,000, evidenced by a "Third Renewed, Amended and Increased Promissory Note" (the "Third Amended RC Note"), to include the increased Amended RC Credit Agreement amount and provided for Malcolm J. Wright, our Chief Executive Officer and Chairman to provide a restated Guaranty to SIBL to include the amended loan amount. Mr. Wright received 33,600 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of Amended RC Credit Agreement, equal to three percent (3%) of the total indebtedness of the increased amount of the RC Credit Agreement.

We also entered into a Third Mortgage Modification Agreement and Future Advance Certificate in connection with the increased RC Loan, which increased SIBL's mortgage on certain of our property in Osceola County, Florida to secure the Third Amended RC Note.

On January 31, 2007, we entered into an "Amendment No. 2 to the $4.3 Million Credit Agreement" the ("Second Amended RC Credit Agreement") with SIBL and RCAC, which amended the terms of the Amended RC Credit Agreement, to increase the loan amount under such agreement from $5,420,000 to $7,300,000, to include an advance of $1,880,000. The Second Amended RC Credit Agreement also amended and restated the RC Note in the amount of $15,300,000, evidenced by a "Fourth Renewed, Amended and Increased Promissory Note" (the "Fourth Amended RC Note"), to include the increased Second Amended RC Credit Agreement amount and provided for Malcolm J. Wright, our Chief Executive Officer and Chairman to provide a restated Guaranty to SIBL to include the amended maximum loan amount of $7,300,000. Mr. Wright received 56,400 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of Amended RC Credit Agreement, equal to three percent (3%) of the total indebtedness of the increased amount of the RC Credit Agreement.

Credit Agreement with Stanford

On November 22, 2006, we entered into a Credit Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford"), Tierra Del Sol Resort (Phase 2), Ltd., Costa Blanca II Real Estate, LLC, Costa Blanca III Real Estate, LLC, TDS Town Homes (Phase 2) LLC and TDS Clubhouse, Inc. (the "TDSR Credit Agreement") to provide $6,200,000 of capital for (1) the repayment of the RC Credit Agreement, which was later amended to include the repayment of the increased amount of the Amended RC Credit Agreement in connection with the Amended TDSR Credit Agreement (described below), (2) construction of the pool complex at the Tierra del Sol Phase One project, (3) furniture, fixtures and equipment, and (4) various other expenses. Any amounts borrowed under the TDSR Credit Agreement bear interest at the rate of 12% per annum, and any amounts not paid when due will bear interest at the rate of 15% per annum. Any amounts borrowed under the TDSR Credit Agreement are due and payable on June 30, 2007; however, no amounts have been drawn from this Credit Agreement to date.

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

Purchase of South Beach Resorts, LLC

On December 21, 2006, we entered into a Purchase Agreement with SBR Holding Company, LLC ("SBR") which was owned by Frederick Pauzar, a Director of us and our President, and Malcolm J. Wright, our Chairman and Chief Executive Officer (the "Purchase Agreement"). Pursuant to the Purchase Agreement, we purchased 100% of the outstanding membership interests in South Beach Resorts, LLC, a Florida limited liability company from SBR ("Resorts") and then acquired SBR Holdings, LLC for no consideration. The Purchase price for Resorts was equal to 75% of the Net Proceeds (as defined above) realized by us upon the planned disposition of the Property (as defined above), up to a maximum of $3,000,000. The ownership of Resorts was transferred to us in connection with our entry into the Purchase Agreement pursuant to an Assignment of Interest, and the consideration payable to SBR in connection with the sale of the Property will be paid immediately after the disposition of the Property.

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

Note Modification Agreement

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

Marathon Loan

On January 11, 2007, South Beach Resorts, LLC (“SBR”), our wholly owned subsidiary defaulted on a loan due to LaSalle Bank National Association, as trustee of Structured Finance Fund, L.P., successor-in-interest to Marathon Structured Finance Fund L.P. ("LaSalle"). The loan principal at that time was $7,498,900 and accrued interest of $79,910 was due at January 11, 2007. LaSalle has a mortgage interest on certain real property owed by SBR, located at 740 Ocean Drive, Miami Beach, Florida, known as the Boulevard Hotel (the "Property") in connection with the loan.

A Forbearance Agreement was subsequently executed with LaSalle on or about February 2, 2007, to waive the default until April 11, 2007, provided SBR continued to make monthly interest payments on the debt outstanding and a principal payment of $750,000 was made on February 8, 2007, which payment and monthly payments have been made to date.   The Forbearance Agreement was subsequently extended to July 11, 2007, pursuant to the terms of the Forbearance Agreement

On or around July 11, 2007, we entered into the First Amendment to Forbearance Agreement with LaSalle, whereby LaSalle agreed to extend the terms of the Forbearance Agreement until 5:00 P.M. on October 11, 2007, assuming that we continue to make the required payments of interest on the loan, and no event of default occurs under the loan. Additionally, pursuant to the terms of the First Amendment to the Forbearance Agreement, we paid all accrued interest due under the loan in connection with our entry into such agreement, totaling approximately $64,442, with $6,248,900 of outstanding principal due under the loan as of July 11, 2007; $500,000 which was paid as a principal reduction in connection with the extension of the note; LaSalle’s reasonable attorneys fees in connection with the First Amendment to the Forbearance Agreement; and an additional fee of $50,000 in connection with the extension to LaSalle.

We are currently working to secure new financing to replace the LaSalle loan; however we can provide no assurances that such financing will be raised on favorable terms, if at all. The LaSalle loan bears interest at the rate of the greater of (a) ten percent (10%) or (b) the London Interbank Offered Rate (LIBOR) plus seven percent (7%). The note also required a $180,000 exit fee to be paid at the time the loan was repaid, which amount has not been paid to date. LaSalle may also require us to pay a 5% late payment fee in connection with our failure to repay the loan amount when due. LaSalle has agreed to waive the default rate of interest if we make all of our required payments. The default rate of interest is LIBOR plus twelve percent (12%), which was equal to approximately 17.22%, with the LIBOR at 5.22% as of the filing of this Report.

Appletree Holding Loan

On January 30, 2007, AMLH entered into a promissory note with Applebee Holding Company in the amount of $150,000 at 4% for seven years. As part of the agreement, 2,840 shares of AMLH Series E Convertible Preferred Stock were issued bearing a 4% per annum cumulative preferred dividend rate, par value of $.001 and convertible into AMLH common stock at a strike price of $15.00 per share.

On February 9, 2007, SBR entered into a 180 day, $750,000 loan agreement at the Wall Street Journal prime rate plus 1%, currently equal to 9.25%, with the prime rate at 8.25% as of the filing of this report, with International Property Investors AG, a corporation organized under the laws of Liechtenstein, secured by SBR’s property. The proceeds of the loan were used solely for the payment of fees owed by SBR to Marathon pursuant to the Forbearance Agreement. International Property Investors AG has agreed to extend the repayment of the loan through the end of August 2007 or after the “Admission” whichever occurs first.

Credit Agreements with SIBL and Resorts Funding

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

We had received $2,905,000 from SIBL and Resorts Funding Group, LLC, as of March 31, 2007, and issued SIBL and Resorts Construction 87,500 warrants in connection with the receipt of such funds, which funds were released prior to our execution of the Credit Agreement.

Through April 2007, we had drawn an additional $5,810,000 on the Resorts Funding Group LLC $10,000,000 credit facility for a total outstanding of $10,000,000 and an additional $5,900,000 on the SIBL $10,000,000 credit facility for a total outstanding of $10,000,000, respectively and granted  Resorts Funding Group LLC warrants to purchase an additional 262,500 shares for a total of warrants to purchase 350,000 shares and granted SIBL warrants to purchase an additional 262,500 shares for a total of warrants to purchase 350,000 shares based on the amounts loaned.

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

In addition to guarantying the repayment of the Kennedy Note, the Borrowers and TDS Amenities, Inc. granted Kennedy a Mortgage Agreement encumbering approximately 38 acres of property in our Sonesta Resort which the Borrowers own, to secure the repayment of the Kennedy Note. American Leisure Holdings, Inc. the Borrowers, and Mr. Wright also guaranteed that all of the property secured by the Mortgage Agreement fully complies with all environmental laws and agreed to indemnify Kennedy against any damages in connection with the violation of any environmental hazardous waste disposal laws or regulations.

On June 26, 2007, Kennedy and the Borrowers entered into a First Amendment to Loan and Security Agreement and Other Loan Documents (the “First Amendment to Loan”) in connection with the Loan Agreement, whereby the parties agreed to add as an event of default under the Loan Agreement, a default under the Second Kennedy Note (as defined below); agreed that the amount secured by the Kennedy Note would be cross collateralized with the Second Kennedy Note, and that any default under the Second Kennedy Note of the Second Kennedy Agreements (as defined below), would constitute an event of default under the Loan Agreement, as amended. The First Amendment to the Loan also provided that Kennedy has the right to assign the Kennedy Note; that Kennedy is required to consent to any amendment of the Kennedy Note, or related documents entered into in connection with the Kennedy Loan Agreement (the “Kennedy Agreements”), and/or consent to any release of collateral secured by the Kennedy Loan; that Kennedy is able to advertise the fact that it made a loan to us, and/or erect signs on our properties publicizing Kennedy’s role in our funding, with our consent, which will not be unreasonably withheld; changed the prepayment requirements related to the Borrower’s prepayment of the Kennedy Note; and provided Kennedy a security interest in any and all deposits received by the Borrowers in connection with the purchase of any of our condominiums and/or townhouses on the Mortgaged Property, among other things (the “Amendments”).

We also entered into a First Amendment to Mortgage and Security Agreement and an Amended and Restated Promissory Note with Kennedy to confirm and reflect the Amendments. Additionally, we entered into a Reaffirmation of Guaranty, to reaffirm our previous guaranty of, and security interest granted in connection with the Kennedy Note and the Kennedy Agreements as amended.

First Commercial Bank Letter of Credit

On or about March 28, 2007, we obtained a Letter of Credit from First Commercial Bank of Florida (“First Commercial”) in the amount of $991,217, which amount has been loaned to us in full by First Commercial, which amount bears interest at the Prime Rate plus 1.5% per annum, currently equal to 9.75%, with the Prime Rate at 8.25% as of the filing of this report. Interest on the Line of Credit is payable monthly in arrears. The amount due under the Line of Credit is due and payable, along with any accrued and unpaid interest on March 28, 2008. The Line of Credit is secured by a mortgage and security interest on certain property in the Sonesta Resort. The closing costs associated with the Line of Credit totaled approximately $25,000. The Letter of Credit is secured by certain of our wholly owned subsidiaries, and Malcolm J. Wright, our Chief Executive Officer and Chairman.

June 2007 Kennedy Funding

On June 26, 2007, Costa Blanca I Real Estate, LLC, a wholly owned subsidiary of our wholly owned subsidiary, Tierra Del Sol Resort (Phase 1), Ltd. (“Costa Blanca”), entered into a Loan and Security Agreement and related agreements (the “Second Kennedy Agreements”) with Kennedy, whereby Kennedy agreed to loan Costa Blanca $4,450,000 (the “Second Loan Agreement”).

In connection with the Second Loan Agreement, Costa Blanca provided Kennedy a Promissory Note in the amount of $4,450,000 (the “Second Kennedy Note”). The Second Kennedy Note, and any accrued and unpaid interest are due and payable on June 25, 2010. The Second Kennedy Note does not contain a pre-payment penalty. The Second Kennedy Note bears interest at varying rates of interest over the course of the note term, which interest is due and payable monthly, in arrears, including:

(a)	12% per annum for the first month that the Second Kennedy Note is outstanding;
(b)	The greater of 12% or the Prime Rate then in effect plus 3 and 3/4% per annum during the period from July 2007 through June 2008;
(c)	The greater of 16% or the Prime Rate then in effect plus 7 and 3/4% per annum during the period from July 2008 through June 2009; and
(d)	The greater of 18% or the Prime Rate then in effect plus 9 and 3/4% per annum during the period from July 2009, through the maturity date of the Second Kennedy Note.

Any amounts not paid under the Second Kennedy Note when due bear interest at the rate of 24% per annum until paid in full. Additionally, any payment of interest not paid within five (5) days of the date it is due is charged a one-time penalty equal to the lesser of: (i) ten percent (10%) of such payment or (ii) the maximum amount permitted by law.

The $3,950,000 initial advance under the Second Kennedy Note, which was advanced on or around June 26, 2007, included $464,000 which was paid to Kennedy as a closing fee; $445,000 which is to be credited against interest payments due under the Second Kennedy Note; and approximately $178,000 in closing costs, brokers fees and legal fees in connection with the loan. The remaining $500,000 in loan funds was held back from the initial advance, and will be disbursed to Costa Blanca from time to time to construct one of the swimming pools in the Sonesta Resort, subject to the Borrowers complying with the representations and warranties described in the Second Loan Agreement, and subject to the loan-to-value ratio of amounts loaned by Kennedy, not exceeding 60% of the then value of the Sonesta Resort. Additionally, Costa Blanca agreed to pay all of Kennedy’s out of pocket expenses incurred in connection with the Second Kennedy Note and funding. The net proceeds of loan are being utilized by Costa Blanca for construction costs and working capital associated with the Sonesta Resort.

Events of default under the Second Loan Agreement include, among other things, if one or more judgments are entered against any Costa Blanca or any guarantor of the Second Loan Agreement, in excess of $25,000, which are not fully paid or covered by insurance, and which have not been discharged, stayed or bonded pending appeal within ninety days of the entry thereof. Additionally, the default of any provision of the April 2007, Kennedy Note, triggers a cross-default of the Second Kennedy Note.

The Second Loan Agreement provided that Costa Blanca can not create, incur or suffer any indebtedness other than the Kennedy Note and the Second Kennedy Note, other than up to $25,000,000 in additional loans which may be obtained from Stanford International Bank Limited and/or Resorts Funding Group, LLC, which shall be subordinate to the Second Kennedy Note and security interests granted therewith.

Additionally, assuming that no Event of Default has occurred under the Second Kennedy Note, in the event that Costa Blanca or any of the Borrowers repays an amount equal to at least $16,000,000 of the amount due under the Kennedy Note and Second Kennedy Note by the six (6) month anniversary of the Second Loan Agreement closing date, the Borrowers will receive a credit of $150,000 against the amount then owed. Similarly, in the event that Costa Blanca or the Borrowers repays $18,000,000 of the amount due within the six (6) month anniversary of the Second Loan Agreement closing date, they will receive a credit of $200,000 against amounts then owed. Finally, assuming that the terms and conditions of the Second Kennedy Note are complied with in full, and no Event of Default has occurred, Costa Blanca will receive a refund of $50,000 of the prepaid interest held on the Second Kennedy Note.

The outstanding balance of the Second Kennedy Note was secured by a security interest granted to Kennedy by Costa Blanca in substantially all of its personal property and assets, including certain real property in Polk County, Florida, pursuant to the parties’ entry into a Mortgage and Security Agreement. As additional security, American Leisure Holdings, Inc., TDS Amenities, Inc., a Florida corporation, which is owned by Tierra del Sol Resort, Inc., and Malcolm J. Wright, our Chief Executive Officer and Chairman, entered into a Guaranty Agreement in favor of Kennedy, which guaranteed the repayment of the Second Kennedy Note. Furthermore, Costa Blanca agreed to assign its rights to several of its licenses, leases, permits and approvals to Kennedy to secure the repayment of the Second Kennedy Note. Mr. Wright earned a fee equal to 133,500 warrants to purchase shares of our common stock at an exercise price of $1.02 in connection with his guaranty of the Second Kennedy Note.

Central Florida Note

On or around June 29, 2007, TDS Amenities, Inc. and TDS Town Homes (Phase 2), LLC (collectively “TDS”), two of our wholly owned subsidiaries issued Central Florida Ventures, L.L.C. a Promissory Note (the “Central Florida Note”) in the amount of $4,000,000 in connection with a $4,000,000 loan made to TDS. The Central Florida Note is due and payable on June 29, 2008, and any amount outstanding on the Central Florida Note bears interest at the rate of thirteen percent (13%) per annum, compounded monthly until paid in full on the maturity date. Any amount not paid on the Central Florida Note when due is subject to a “late charge” of 5% of such unpaid amount. TDS is able to repay all or any portion of the Central Florida Note at any time without penalty. In the event the Central Florida Note is not paid in full when due, any amounts then outstanding will bear interest at the highest rate allowable by Florida law.

In July 2007, an additional $1,000,000 was advanced by Central Florida pursuant to the Central Florida Note described above.

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

Under our prior arrangement with Around The World Travel, which operated the TraveLeaders assets on our behalf and from whom we acquired the assets, we recognized a management fee of 10% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization.

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

On or about December 29, 2005, we closed on $54.85 million of senior debt to be used in the development of The Sonesta Orlando Resort at Tierra Del Sol (the "Project"), described in greater detail above. KeyBank, N.A. was the lender of a credit facility for the benefit of AMLH. The credit facility included a land loan in the amount of $14,850,000, which has been repaid as of the date of this filing. KeyBank had also originally agreed to provide us a $40,000,000 revolving construction loan, for up to $72,550,000 in funding, however we have since decided not to move forward with such funding. As of June 30, 2007, we had received approximately $22,000,000 for funding of the Sonesta Resort through our entry into the April 2007 Kennedy funding, $4,450,000 through our entry into the June Kennedy funding, $4,000,000 through the Central Florida loan (which an additional $1,000,000 advance was provided to us subsequent to June 30, 2007), and the right to up to $20,000,000 in funding through the SIBL and Resorts Funding loans describe above, pursuant to which we had borrowed the full $20,000,000 as of June 30, 2007.

We currently anticipate that we will raise the required funding to continue the planned construction of the Sonesta Resort in connection with the Admission and related transactions described above (the “BVI Transaction”)  Financing for the balance of the development budget, which includes infrastructure, retention, roads and green space of approximately $26,000,000, was through the sale of Westridge Community Development District bonds which was completed on December 29, 2005, as described above.  In June 2005, we began the earth moving and clearing process on the land for the resort and have completed approximately 90% of the grading and the underground infrastructure on the property to date. We began the vertical construction of Phase 1 of the property in the first quarter of 2007. We have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern Considerations

We have incurred losses during our existence and we have negative retained earnings. We had an accumulated deficit of $24,902,930 at June 30, 2007 and a net loss of $3,295,569 for the six months ended June 30, 2007. We expect our travel operations for the year ended December 31, 2007, to require additional working capital of approximately $2,000,000 and Hickory to require approximately $500,000 in working capital during the next twelve months. If we are unable to obtain these funds, we may have to curtail or delay our travel business plan. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow to conduct our Travel Division operations and/or to complete the construction of our planned vacation homes, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenues from our wholly owned subsidiary ALEC are recognized as earned, which is primarily  at  the  time  of  delivery  of  the  related  service.  Specifically, commission  revenues  for  cruises,  hotel  and  car  rentals are recognized upon completion of travel, hotel stay or car rental. Commission fees for ticketing are recognized at the time of departure.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED JUNE 30, 2007, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

We had total revenues of $6,402,710, consisting solely of service revenues for the three months ended June 30, 2007, compared to total revenues of $6,403,103, consisting solely of service revenues for the three months ended June 30, 2006, an increase in total revenues of $393 from the prior period.

Our service revenues increased due to our termination of our management agreement with AWT on August 1, 2006.

We had total cost of service revenues of $6,386,382 for the three months ended June 30, 2007, compared to total cost of service revenues of $6,195,596 for the three months ended June 30, 2006, an increase in total cost of service revenues of $190,786 or 3.1% from the prior period. Our cost of service revenues increased due to the increase in related revenues from TraveLeaders

We had a total gross margin of $16,328 for the three months ended June 30, 2007, compared to a total gross margin of $207,507 for the three months ended June 30, 2006, a decrease in total gross margin of $191,179 or 92% from the prior period, which decrease in gross margin was mainly due to the 3.1% increase in cost of service revenues, which was not sufficiently offset by the 2.5% increase in revenues for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

We had total depreciation and amortization expenses of $233,396 for the three months ended June 30, 2007, compared to total depreciation and amortization expenses of $159,993 for the three months ended June 30, 2006, a decrease in total depreciation and amortization expenses of $73,403 or 45.9% from the prior period, which decrease was due to the fact that our call center business was sold effective as of June 30, 2006, and the fact that such operations were therefore not depreciated during the three months ended June 30, 2007, but were depreciated during the three months ended June 30, 2006.

We had total general and administrative expenses of $945,417 for the three months ended June 30, 2007, compared to total general and administrative expenses of $881,071 for the three months ended June 30, 2006, an increase in total general and administrative expenses of $64,346 or 7.3% from the three months ended June 30, 2006, which increase was mainly due to increased expenses associated with our subsidiaries, Wright Resorts and Hotels and American Leisure Homes, due to increased payroll expenses associated with the addition of employees during the year ended December 31, 2006, as well as increases in the office space costs associated with such subsidiaries offset by decreases in travel and professional fees.

We had total operating expenses of $1,178,813 for the three months ended June 30, 2007, compared to total operating expenses of $1,041,064 for the three months ended June 30, 2006, an increase of $137,749 or 13.2% from the prior period. The increase in operating expenses for the three months ended June 30, 2007, compared to the three months ended June 30, 2006 was mainly due to the $110,525 or 32.1% decrease in depreciation and amortization expense for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

We had total interest income of $88,103 for the three months ended June 30, 2007, compared to interest income of $87,844 for the three months ended June 30, 2006, an increase in interest income of $259 or 0.3% from the prior period.

We had total other income of $165,545 for the three months ended June 30, 2007, compared to other income of $-0- for the three months ended June 30, 2006.

We had total interest expense of $985,843 for the three months ended June 30, 2007, compared to total interest expense of $1,277,234 for the three months ended June 30, 2006, a decrease in interest expense of $291,391 or 22.8% from the three months ended June 30, 2006, which decrease in interest expense was mainly due to the payoff of certain notes assumed in connection with the acquisition of certain assets from AWT.

We had a loss from continuing operations before taxes of $1,894,680 for the three months ended June 30, 2007, compared to income from continuing operations before taxes of $2,022,947 for the three months ended June 30, 2006, a decrease in loss from continuing operations before taxes of $128,267 or 6.3% from the prior period.

We had total provision for income taxes of $1,000 for the three months ended June 30, 2007, compared to $0 in income tax provision for the three months ended June 30, 2006.

We had $0 in gain from discontinued operations for the three months ended June 30, 2007, compared to gain from discontinued operations of $2,869,189 for the three months ended June 30, 2006.

The gain from discontinued operations for the three months ended June 30, 2006 was due to the call center operations of Caribbean Media Group, Ltd. ("Caribbean Leisure Marketing"), our former wholly owned subsidiary, which owns 49% of Caribbean Media Group, Ltd. Effective June 30, 2006, we sold Caribbean Leisure Marketing to Stanford, as described in greater detail above.

We had a total net loss of $1,895,680 for the three months ended June 30, 2007, compared to total net income of $846,242 for the three months ended June 30, 2006, an increase in net loss of $2,741,922 or 324% from the prior period, which decrease in net loss was mainly due to the gain from discontinued operations in connection with the operations of Caribbean Leisure Marketing for  the three months ended June 30, 2006, which operations were discontinued as of June 30, 2006, and as such were not present during the three months ended June 30, 2007.

FOR THE SIX MONTHS ENDED JUNE 30, 2007, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

We had total revenues of $12,777,646, consisting solely of service revenues for the six months ended June 30, 2007, compared to total revenues of $25,830,373, consisting of service revenues of $12,701,127 and undeveloped land sales of $13,129,246 for the six months ended June 30, 2006, a decrease in total revenues of $13,052,727 or 50.5% from the prior period. Revenues for the six months ended June 30, 2007, consisted of service revenues of $12,777,646, which increased $76,519 or 6.0% over service revenues of $12,701,127 for the six months ended June 30, 2006.

Our service revenues increased due to our termination of our management agreement with AWT on August 1, 2006.

We had no undeveloped land sales for the six months ended June 30, 2007, compared to undeveloped land sales of $13,129,246 for the six months ended June 30, 2006. The decrease in undeveloped land sales was due to the fact that while we had no such sales during the six months ended June 30, 2007, during the six months ended June 30, 2006, Tierra del Sol sold forty-two acres of land in the Sonesta Resort for $9,090,130 to the Westridge Community Development District ("District") and received an additional $4,039,116 from the District in connection with reimbursements for site improvements on the land purchased by the District.

Service revenues for the six months ended June 30, 2007, included approximately $12,126,000 in revenues from HTS; $900,000 from ALEC; and $831,000 in revenues from our hospitality division, which were offset by $1,080,000 of elimination of revenues in connection with the consolidation of the operations of those divisions.

We had total cost of service revenues of $12,149,732 for the six months ended June 30, 2007, compared to total cost of service revenues of $12,389,822 for the six months ended June 30, 2006, a decrease in total cost of service revenues of $240,090 or 1.9% from the prior period.

We had total cost of undeveloped land sales of $0 for the six months ended June 30, 2007, as we had no such land sales, compared to total cost of undeveloped land sales of $9,796,634 for the six months ended June 30, 2006.

We had a total gross margin of $627,914 for the six months ended June 30, 2007, compared to a total gross margin of $3,643,917 for the six months ended June 30, 2006, a decrease in total gross margin of $3,016,003 or 82.8% from the prior period, which decrease in gross margin was mainly due to the fact that we had no land sales during the six months ended June 30, 2007 and a $13 million land sale during the six months ended June 30, 2006.

We had total depreciation and amortization expenses of $466,646 for the six months ended June 30, 2007, compared to total depreciation and amortization expenses of $361,735 for the six months ended June 30, 2006, an increase in total depreciation and amortization expenses of $104,911 or 29% from the prior period, which decrease was due to the fact that our call center business was sold effective as of June 30, 2006, and the fact that such operations were therefore not depreciated during the six months ended June 30, 2007, but were depreciated during the six months ended June 30, 2006.

We had total general and administrative expenses of $1,821,177 for the six months ended June 30, 2007, compared to total general and administrative expenses of $1,688,763 for the six months ended June 30, 2006, an increase in total general and administrative expenses of $132,414 from the six months ended June 30, 2006, which increase was mainly due to increased expenses associated with our subsidiaries, Wright Resorts and Hotels and American Leisure Homes, due to increased payroll expenses associated with the addition of employees during the six months ended June 30, 2007, as well as increases in the office space costs associated with such subsidiaries offset by decreases in travel and professional fees.

We had total operating expenses of $2,287,823 for the six months ended June 30, 2007, compared to total operating expenses of $2,050,498 for the six months ended June 30, 2006, a decrease of $237,325 or 11.6% from the prior period. The decrease in operating expenses for the six months ended June 30, 2007, compared to the six months ended June 30, 2006 was mainly due to the 32% decrease in depreciation and amortization offset by the 4.9% increase in general and administrative expense for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

We had total interest income of $178,508 for the six months ended June 30, 2007, compared to interest income of $169,193 for the six months ended June 30, 2006, an increase in interest income of $9,315 or 5.5% from the prior period.

We had total other income of $197,343 for the six months ended June 30, 2007, compared to other income of $-0- for the six months ended June 30, 2006.

We had total interest expense of $2,006,612 for the six months ended June 30, 2007, compared to total interest expense of $2,517,382 for the six months ended June 30, 2006, a decrease in interest expense of $510,770 or 20.3% from the six months ended June 30, 2006, which decrease in interest expense was mainly due to the payoff of certain notes assumed in connection with the acquisition of certain assets from AWT.

We had a loss from operations before taxes of $3,290,670 for the six months ended June 30, 2007, compared to income from operations before taxes of $754,770 for the six months ended June 30, 2006, an increase in loss from operations before taxes of $2,535,900 or 336% from the prior period.

We had total provision for income taxes of $4,899 for the six months ended June 30, 2007, compared to $1,399 in income tax provision for the six months ended June 30, 2006, an increase of $3,500 or 250% from the prior period.

We had $0 in gain from discontinued operations for the six months ended June 30, 2007, compared to gain from discontinued operations of $2,744,938 for the six months ended June 30, 2006.

The gain from discontinued operations for the six months ended June 30, 2006 was due to the call center operations of Caribbean Media Group, Ltd. ("Caribbean Leisure Marketing"), our former wholly owned subsidiary, which owns 49% of Caribbean Media Group, Ltd. Subsequent to June 30, 2006, we sold Caribbean Leisure Marketing to Stanford, as described in greater detail above.

We had a total net loss of $3,295,569 for the six months ended June 30, 2007, compared to total net income of $1,988,769 for the six months ended June 30, 2006, an increase in net loss of $5,284,338 or 265.7% from the prior period, which decrease in net loss was mainly due to the gain on the sale of property of approximately $3.1 million during the six months ended June 30, 2006, which gain was not present during the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets as of June 30, 2007, of $8,836,419, consisting of cash of $3,497,531, restricted cash of $0, accounts receivable, net of $1,683,656, other receivable of $270,484, and prepaid expenses and other of $3,384,748.

We had total non-current assets as of June 30, 2007 of $151,459,151, consisting of property and equipment, net of $8,653,144, land held for development of $112,423,879 and total other assets of $30,382,128.

Other assets as of June 30, 2007, consisted of restricted cash of $8,954,324, prepaid sales commissions of $10,377,140, prepaid sales commissions-affiliated entity of $3,538,762, goodwill of $4,559,134, trademark of $937,500 and other assets of $2,015,268.

We had total current liabilities as of June 30, 2007 of $48,863,692, which included current maturities of long-term debt and notes payable of $25,676,104, current maturities of notes payable-related parties of $583,300, accounts payable and accrued expenses of $7,957,606, accrued expenses-officers of $3,237,500, and other liabilities of $9,409,182.

In June 2006, Malcolm J. Wright, our Chief Executive Officer and Chairman was paid $1,540,500 in accrued salaries and interest which he was owed. Accrued expenses-officers as of June 30, 2007, included $2,625,000 in salaries and $596,250 interest due to Mr. Wright. Mr. Wright's accrued and unpaid salaries accrue interest at the rate of 12% per year until paid. Additionally included in accrued expenses-officers as of June 30, 2007, was $413,750 owed to L. William Chiles, the Chief Executive Officer of Hickory and our Director, which included $350,000 of unpaid salary accrued to Mr. Chiles and $63,750 of accrued interest on such unpaid salary.

As of June 30, 2007, we owed $583,300 in connection with current portion of notes payable to related parties including $117,300 owed to our Director, L. William Chiles.

As of June 30, 2007, we had $4,060,541 of notes payable to related parties, which included $84,730 owed to Mr. Chiles and $3,590,811 owed to Mr. Roger Maddock, a significant shareholder of the Company.

As of June 30, 2007, we had long term debt and notes payable of $72,491,108; put liability of $985,000 and deposits on pre-unit sales of $38,020,027.

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

We had total negative working capital of $38,027,273 as of June 30, 2007.

We had net cash used by operating activities of $33,645,243 for the six months ended June 30, 2007, which was mainly due to a net loss of $3,295,568 and $40,493,616 of increase in land held for development, offset by $7,134,858 of increase in accounts payable and accrued expenses.

We had $1,320,405 of net cash provided by investing activities for the six months ended June 30, 2007, which was due to $89,952 of acquisition of fixed assets and $1,410,357 of decrease in restricted cash.

We had cash provided by financing activities of $34,712,369 for the six months ended June 30, 2007, which was due to $56,733,182 of proceeds from the sale of notes payable offset by $22,020,813 of payment of notes payable and long-term debt.

We expect that we will require approximately $2,500,000 through the end of the 2007 fiscal year for working capital for our travel management and services businesses and up to $85,000,000 for construction and overhead on our Sonesta Resort, as described below.

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be approximately $135,500,000 of which $8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. As of June 30, 2007, we had received approximately $22,000,000 for funding of the Sonesta Resort through our entry into the April 2007 Kennedy funding, $4,450,000 through our entry into the June Kennedy funding, $4,000,000 through the Central Florida loan, and the right to up to $20,000,000 in funding through the SIBL and Resorts Funding loans describe above, of which we had borrowed 20,000,000 as of June 30, 2007.

While we previously obtained a $40,000,000 construction loan from KeyBank, we have since decided not to move forward with that loan. We raised the required funding to continue the planned construction of Phase 1 of the  Sonesta Resort in connection with the Admission and related transactions described above (the “BVI Transaction”).

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

The first phase of site work on the Sonesta Resort, at an estimated cost exceeding $19 million, was funded by the CDD via the sale by the CDD of bonds issued on a non-recourse basis to the Company ("CDD Bonds"). The CDD was initially created by the Company in September 2003 and enabled by an order of a Florida State District Court. The CDD Bond issue was underwritten by KeyBanc Capital Markets Group in the amount of $25,825,000. The first issue of the CDD Bonds was successfully sold and closed simultaneous with the closing of the Key Bank senior debt facilities (described above). Upon closing of the loan, we repaid $7,862,250 of short-term debt plus accrued interest of approximately $256,512. This short-term debt originally matured on March 31, 2005, but it was extended until the closing of the KeyBank credit facilities in December 2005.

On August 16, 2006, pursuant to a Purchase Agreement between us and SIBL, a promissory note in the principal amount of $750,000 made by Scott Roix in favor of SIBL was purchased from SIBL for 235,000 shares of our common stock and a five year warrant to purchase up to 235,000 shares of our stock at an exercise price of $20 per share. The note has a maturity date of June 30, 2008 and bears interest at the rate of 8% per annum. As of June 30, 2007, the balance of the promissory note totaled $500,000.

At June 30, 2007, we had an outstanding principal balance of $6,000,000 under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 6% per annum payable accruing from July 1, 2006 quarterly in arrears and matures on December 31, 2008. We previously issued 355,000 warrants with a strike price of $10 per share with a maturity of April 30, 2008 to Stanford to replace the conversion feature of the credit facility whereby the loan could previously be converted into shares of our common stock at a conversion price of $15.00 per share in connection with our entry into the Stock Purchase Agreement with SIBL. The $6,000,000 credit facility is guaranteed by Malcolm J. Wright, our Chief Executive Officer and Chairman and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of our subsidiary, American Leisure Marketing & Technology, Inc. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Stanford credit facility.

As of June 30, 2007, we had an outstanding principal balance of $3,000,000, under another secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum and was to mature on January 1, 2008, but was extended pursuant to the March 2007 Note Modification Agreement to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share. The credit facility is secured by collateral assignments of our stock in the active Travel Division subsidiaries as well as a collateral assignment of our first lien security interest in the assets formerly owned by Around The World Travel, Inc.

As of June 30, 2007, we had a total of principal balance of $1,355,000 outstanding under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 8% per annum and was to mature on January 1, 2008, but which has since been extended pursuant to the March 2007 Note Modification Agreement to the New Maturity Date. At the sole election of the lender, any amount outstanding under the credit facility may be converted into shares of our common stock at a conversion price of $10.00 per share.

As of June 30, 2007, we had another credit facility in the amount of $305,000 with Stanford. The credit facility bears interest at 8.0% per annum and is secured by the assets and stock of the Company. The credit facility was due on January 1, 2008 but has since been extended pursuant to the March 2007 Note Modification Agreement to the New Maturity Date.

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

We have received $10,000,000 from SIBL pursuant to the Credit Agreement as of June 30, 2007, and issued SIBL 350,000 warrants in connection with the receipt of such funds, which funds were released prior to our entry into the Credit Agreement.

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

We had received $10,000,000 from Resorts Funding Group, LLC, as of June 30, 2007, and issued Resorts Funding 350,000 warrants in connection with the receipt of such funds, which funds were released prior to our entry into the Credit Agreement.

During April we drew a total of $5,810,000 on the Resorts Funding Group LLC credit facility and $5,900,000 on the SIBL credit facility, respectively granted Resorts Funding Group LLC 262,500 additional warrants and SIBL 262,500additional warrants based on the amounts loaned.

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

Additionally, Hickory has a $375,900 loan through the U.S. Small Business Administration ("SBA") of which $356,325 had been drawn as of June 30, 2007. The SBA loan is due by May 2033 and bears interest at 4% per annum with principal and interest payments of approximately $1,862 due monthly from May 2005 until May 2033. The SBA note is secured by Hickory's assets and the personal guaranty of L. William Chiles, who is our Director.

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

The Bankers Credit loan is evidenced by a Promissory Note which previously accrued interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the note as of June 30, 2007 was 15% (with a prime rate, as reported by the Wall Street Journal of 8.25%). In February 2007, we entered into an Amended and Restated Promissory Note with Bankers Credit, which increased the amount of the note to $7,860,000 in connection with an $860,000 advance and extended the due date of the note from January 3, 2007 to February 1, 2008, and decreased the interest rate to the greater of prime rate plus 6.75% or 15%, which is equal to 15% as of the date of this filing (the "Bankers Credit Note").

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

In August 2006, we received an aggregate of $5,714,569 in loans from West Villas, Inc., Orlando Tennis Village, Inc. and Maingate Towers, Inc., entities controlled by Roger Maddock, a significant shareholder of the Company. The loans bear interest at the rate of 16% per annum until paid and are due and payable one year from the date such loans were made. The loan has been repaid as of June 30, 2007.

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

On January 11, 2007, Resorts, our wholly owned subsidiary defaulted on a loan due to Marathon Structured Finance Fund L.P. ("Marathon"). The loan principal is $7,498,900 and accrued interest of $79,910 was due at January 11, 2007. Marathon has a mortgage interest on the Property in connection with the loan. A Forbearance Agreement was subsequently executed with Marathon to waive the default until April 11, 2007, provided SBR continued to make monthly interest payments on the debt outstanding and a principal payment of $750,000 was made on February 8, 2007, which payment and monthly payments have been made to date, and which forbearance was subsequently extended to July 11, 2007, pursuant to the terms of the Forbearance Agreement.

On or around July 11, 2007, we entered into the First Amendment to Forbearance Agreement with LaSalle, whereby LaSalle agreed to extend the terms of the Forbearance Agreement until 5:00 P.M. on October 11, 2007, assuming that we continue to make the required payments of interest on the loan, and no event of default occurs under the loan. Additionally, pursuant to the terms of the First Amendment to the Forbearance Agreement, we paid all accrued interest due under the loan in connection with our entry into such agreement, totaling approximately $64,442, with $6,248,900 of outstanding principal due under the loan as of July 11, 2007; $500,000 which was paid as a principal reduction in connection with the extension of the note; LaSalle’s reasonable attorneys fees in connection with the First Amendment to the Forbearance Agreement; and an additional fee of $50,000 in connection with the extension to LaSalle.

We are currently working to secure new financing to replace the Marathon loan; however we can provide no assurances that such financing will be raised on favorable terms, if at all. The Marathon loan bears interest at the rate of the greater of (a) ten percent (10%) or (b) the London Interbank Offered Rate (LIBOR) plus seven percent (7%). The note also required a $180,000 exit fee to be paid at the time the loan was repaid, which amount has not been paid to date. Marathon may also require us to pay a 5% late payment fee in connection with our failure to repay the loan amount. We are required to pay the default rate of interest on the Marathon loan while obtaining a replacement loan. The default rate of interest is LIBOR plus twelve percent (12%), which was equal to approximately 17.22%, with the LIBOR at 5.22% as of the filing of this Report.

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

Recent Events:

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

On June 26, 2007, Kennedy and the Borrowers entered into a First Amendment to Loan and Security Agreement and Other Loan Documents (the “First Amendment to Loan”) in connection with the Loan Agreement, whereby the parties agreed to add as an event of default under the Loan Agreement, a default under the Second Kennedy Note (as defined below); agreed that the amount secured by the Kennedy Note would be cross collateralized with the Second Kennedy Note, and that any default under the Second Kennedy Note of the Second Kennedy Agreements (as defined below), would constitute an event of default under the Loan Agreement, as amended. The First Amendment to the Loan also provided that Kennedy has the right to assign the Kennedy Note; that Kennedy is required to consent to any amendment of the Kennedy Note, or related documents entered into in connection with the Kennedy Loan Agreement (the “Kennedy Agreements”), and/or consent to any release of collateral secured by the Kennedy Loan; that Kennedy is able to advertise the fact that it made a loan to us, and/or erect signs on our properties publicizing Kennedy’s role in our funding, with our consent, which will not be unreasonable withheld; changed the prepayment requirements related to the Borrower’s prepayment of the Kennedy Note; and provided Kennedy a security interest in any and all deposits received by the Borrowers in connection with the purchase of any of our condominiums and/or townhouses on the Mortgaged Property, among other things (the “Amendments”).

We also entered into a First Amendment to Mortgage and Security Agreement and an Amended and Restated Promissory Note with Kennedy to confirm and reflect the Amendments. Additionally, we entered into a Reaffirmation of Guaranty, to reaffirm our previous guaranty of, and security interest granted in connection with the Kennedy Note and the Kennedy Agreements as amended.

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

On June 26, 2007, Costa Blanca I Real Estate, LLC, a wholly owned subsidiary of our wholly owned subsidiary, Tierra Del Sol Resort (Phase 1), Ltd. (“Costa Blanca”), entered into a Loan and Security Agreement and related agreements (the “Second Kennedy Agreements”) with Kennedy, whereby Kennedy agreed to loan Costa Blanca $4,450,000 (the “Second Loan Agreement”). In connection with the Second Loan Agreement, Costa Blanca provided Kennedy a Promissory Note in the amount of $4,450,000 (the “Second Kennedy Note”). The Second Kennedy Note, and any accrued and unpaid interest is due and payable on June 25, 2010. The Second Kennedy Note does not contain a pre-payment penalty. The Second Kennedy Note bears interest at varying rates of interest over the course of the note term, which interest is due and payable monthly, in arrears, including:

(a)	12% per annum for the first month that the Second Kennedy Note is outstanding;
(b)	The greater of 12% or the Prime Rate then in effect plus 3 and 3/4% per annum during the period from July 2007 through June 2008;
(c)	The greater of 16% or the Prime Rate then in effect plus 7 and 3/4% per annum during the period from July 2008 through June 2009; and
(d)	The greater of 18% or the Prime Rate then in effect plus 9 and 3/4% per annum during the period from July 2009, through the maturity date of the Second Kennedy Note.

Any amounts not paid under the Second Kennedy Note when due bear interest at the rate of 24% per annum until paid in full. Additionally, any payment of interest not paid within five (5) days of the date it is due is charged a one-time penalty equal to the lesser of: (i) ten percent (10%) of such payment or (ii) the maximum amount permitted by law.

The $3,950,000 initial advance under the Second Kennedy Note, which was advanced on or around June 26, 2007, included $464,000 which was paid to Kennedy as a closing fee; $445,000 which is to be credited against interest payments due under the Second Kennedy Note; and approximately $178,000 in closing costs, brokers fees and legal fees in connection with the loan. The remaining $500,000 in loan funds was held back from the initial advance, and will be disbursed to Costa Blanca from time to time to construct one of the swimming pools in the Sonesta Resort, subject to the Borrowers complying with the representations and warranties described in the Second Loan Agreement, and subject to the loan-to-value ratio of amounts loaned by Kennedy, not exceeding 60% of the then value of the Sonesta Resort. Additionally, Costa Blanca agreed to pay all of Kennedy’s out of pocket expenses incurred in connection with the Second Kennedy Note and funding. The net proceeds of loan are being utilized by Costa Blanca for construction costs and working capital associated with the Sonesta Resort.

The Second Loan Agreement provided that Costa Blanca can not create, incur or suffer any indebtedness other than the Kennedy Note and the Second Kennedy Note, other than up to $25,000,000 in additional loans which may be obtained from Stanford International Bank Limited and/or Resorts Funding Group, LLC, which shall be subordinate to the Second Kennedy Note and security interests granted therewith.

Additionally, assuming that no Event of Default has occurred under the Second Kennedy Note, in the event that Costa Blanca or any of the Borrowers repays an amount equal to at least $16,000,000 of the amount due under the Kennedy Note and Second Kennedy Note by the six (6) month anniversary of the Second Loan Agreement closing date, the Borrowers will receive a credit of $150,000 against the amount then owed. Similarly, in the event that Costa Blanca or the Borrowers repays $18,000,000 of the amount due within the six (6) month anniversary of the Second Loan Agreement closing date, they will receive a credit of $200,000 against amounts then owed. Finally, assuming that the terms and conditions of the Second Kennedy Note are complied with in full, and no Event of Default has occurred, Costa Blanca will receive a refund of $50,000 of the prepaid interest held on the Second Kennedy Note.

The outstanding balance of the Second Kennedy Note was secured by a security interest granted to Kennedy by Costa Blanca in substantially all of its personal property and assets, including certain real property in Polk County, Florida, pursuant to the parties’ entry into a Mortgage and Security Agreement. As additional security, American Leisure Holdings, Inc., TDS Amenities, Inc., a Florida corporation, which is owned by Tierra del Sol Resort, Inc., and Malcolm J. Wright, our Chief Executive Officer and Chairman, entered into a Guaranty Agreement in favor of Kennedy, which guaranteed the repayment of the Second Kennedy Note. Furthermore, Costa Blanca agreed to assign its rights to several of its licenses, leases, permits and approvals to Kennedy to secure the repayment of the Second Kennedy Note. Mr. Wright earned a fee equal to 133,500 warrants to purchase shares of our common stock at an exercise price of $1.02 in connection with his guaranty of the Kennedy Note.

Central Florida Note

On or around June 29, 2007, TDS Amenities, Inc. and TDS Town Homes (Phase 2), LLC (collectively “TDS”), two of our wholly owned subsidiaries issued Central Florida Ventures, L.L.C. a Promissory Note (the “Central Florida Note”) in the amount of $4,000,000 in connection with a $4,000,000 loan made to TDS. The Central Florida Note is due and payable on June 29, 2008, and any amount outstanding on the Central Florida Note bears interest at the rate of thirteen percent (13%) per annum, compounded monthly until paid in full on the maturity date. Any amount not paid on the Central Florida Note when due is subject to a “late charge” of 5% of such unpaid amount. TDS is able to repay all or any portion of the Central Florida Note at any time without penalty. In the event the Central Florida Note is not paid in full when due, any amounts then outstanding will bear interest at the highest rate allowable by Florida law.

In July 2007, an additional $1,000,000 was advanced by Central Florida pursuant to Central Florida Note described above.

While we currently believe we have sufficient funds to continue our business plan, because we have decided not to move forward with the KeyBank Construction Loan, we will need to find alternative financing for the construction of Phase 1 of the Sonesta Resort, of which there can be no assurance.  We have raised the required funding to continue the planned construction of Phase 1 of the Sonesta Resort in connection with the Admission and related transactions described above (the “BVI Transaction.

Additionally, we have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program. Assuming we are able to enter into a subsequent funding arrangement, we believe that we will have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately.

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

While our common stock currently trades on the Over-The-Counter Bulletin Board in the United States, as disclosed above, are a party to the BVI Transaction described above in the future, which may cause substantial dilution to our then shareholders. While the planned result of the BVI Transaction is for us to continue to trade our common stock on the Over-The-Counter Bulletin Board moving forward, there can be no assurance that this will remain the plan and/or that we may cease to trade our common stock on the Over-The-Counter Bulletin Board and/or on a U.S. market in the future, of which there can be no assurance.

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

RISK FACTORS

RISKS RELATING TO OUR CAPITAL AND LIQUIDITY NEEDS

WE HAVE A LIMITED HISTORY OF OPERATIONS AND WE HAVE A HISTORY OF OPERATING LOSSES.

Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra Del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As June 30, 2007, we had an accumulated deficit of $24,902,930 and negative working capital of $38,027,273.  If we are unable to obtain profitable operations and/or meeting our current liabilities, we could be forced to curtail or abandon our operations, which could cause any investment in the Company to become worthless.

WE MAY NOT GENERATE ENOUGH OPERATING REVENUE OR CAPITAL TO MEET OUR OPERATING AND DEVELOPMENT COSTS.

Our costs of establishing our business models for both the Travel Division and the Resort Development Division, including acquisitions and the due diligence costs of that process, together with the un-financed development costs incurred in the Resort Development Division require significant capital. Historically, our sources for capital have been through loans from our founding and majority shareholders as well as from loans from our capital partner, Stanford. On December 29, 2005, certain affiliates of the Company closed two (2) credit facilities with Key Bank related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving construction loan which we planned to use to construct Phase 1 of the Sonesta Resort (the "Construction Loan"), but which we have subsequently elected not to open and a $14,850,000 term loan used to finance the acquisition of the property for the Resort and to pay certain related costs (the "Land Loan"), which was repaid in full in April 2007. As of June 30, 2007, we had received approximately $22,000,000 for funding of the Sonesta Resort through our entry into the April 2007 Kennedy funding, $4,450,000 through our entry into the June Kennedy funding, $4,000,000 through the Central Florida loan (which an additional $1,000,000 advance was provided to us in connection with subsequent to June 30, 2007), and the right to up to $20,000,000 in funding through the SIBL and Resorts Funding loans described above, pursuant to which we had borrowed $20,000,000 as of June 30, 2007.

Since we have not decided to move forward with the Construction Loan financing, we will need to obtain alternative financing for the construction of Phase 1 of the Sonesta Resort, which may be on less favorable terms than the Construction Loan, if such financing is available at all. We currently anticipate that we will raise the additional required funding to continue the planned construction of Phase 1 of the Sonesta Resort in connection with the Admission and related transactions described above (the “BVI Transaction”), which we can provide no assurances will close.  If we are unable to enter into an alternative funding arrangement in connection with the construction of Phase 1 of the Sonesta Resort, generate enough operating revenue to satisfy our capital needs, or if we cannot obtain future capital from our founding and majority shareholders or from Stanford, and/or if we are not able to repay the Kennedy Note or any other of our upcoming liabilities, which are described in greater detail herein, it will have a material adverse effect on our financial condition and results of operation.

A SIGNIFICANT AMOUNT OF OUR LIABILITIES ARE CURRENT LIABILITIES WHICH ARE DUE WITHIN THE NEXT TWELVE MONTHS, AND WHICH WE DO NOT CURRENTLY HAVE SUFFICIENT CASH ON HAND TO REPAY.

As of June 30, 2007, we had a total of $46,863,692 in current liabilities, representing various loan and funding arrangements described in greater detail above, which liabilities are payable within the next twelve months. As we do not currently have sufficient cash on hand to repay these amounts as of the filing of this report, we anticipate the need to raise substantial funding in the next six to twelve months to repay these notes, which funding, if available, could be on unfavorable terms and which could cause immediate and substantial dilution to our then existing shareholders. If we are unable to repay our substantial current liabilities when due, we could be forced to curtail or abandon our business operations, which could cause the value of our securities to become worthless.

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

In April 2007, we closed a $24,900,000 loan facility with Kennedy Funding, Inc. (“Kennedy”), of which we have received $20,376,700 to date. We immediately used approximately $15,285,000 to repay our previous Land Loan with Keybank. Additionally, approximately $1,786,000 of the amount loaned by Kennedy was immediately paid by the Borrowers in connection with closing costs and to pay Kennedy’s commitment and loan fees, and an additional $2,196,000 of the amount loaned was paid to Kennedy as an interest reserve, which amount is to be credited against the amount of monthly interest due under the loan. The Kennedy loan was evidenced by a Promissory Note in the amount of $24,900,000 (the “Kennedy Note”), which is due and payable, along with any accrued and unpaid interest on April 20, 2010.  The Kennedy Note bears interest at varying rates of interest over the course of the note term, which interest is due and payable monthly, in arrears, including:

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

On June 26, 2007, Costa Blanca I Real Estate, LLC, a wholly owned subsidiary of our wholly owned subsidiary, Tierra Del Sol Resort (Phase 1), Ltd. (“Costa Blanca”), entered into a Loan and Security Agreement and related agreements (the “Second Kennedy Agreements”) with Kennedy, whereby Kennedy agreed to loan Costa Blanca $4,450,000 (the “Second Loan Agreement”).  In connection with the Second Loan Agreement, Costa Blanca provided Kennedy a Promissory Note in the amount of $4,450,000 (the “Second Kennedy Note”). The Second Kennedy Note, and any accrued and unpaid interest is due and payable on June 25, 2010. The Second Kennedy Note does not contain a pre-payment penalty. The Second Kennedy Note bears interest at varying rates of interest over the course of the note term, which interest is due and payable monthly, in arrears, including:

(a)	12% per annum for the first month that the Second Kennedy Note is outstanding;
(b)	The greater of 12% or the Prime Rate then in effect plus 3 and 3/4% per annum during the period from July 2007 through June 2008;
(c)	The greater of 16% or the Prime Rate then in effect plus 7 and 3/4% per annum during the period from July 2008 through June 2009; and
(d)	The greater of 18% or the Prime Rate then in effect plus 9 and 3/4% per annum during the period from July 2009, through the maturity date of the Second Kennedy Note.

Any amounts not paid under the Kennedy Note or Second Kennedy Note when due bear interest at the rate of 24% per annum until paid in full.

The outstanding balance of the Kennedy Note was secured by a security interest granted to Kennedy by the Borrowers in substantially all of their personal property and assets. The outstanding balance of the Second Kennedy Note was secured by a security interest granted to Kennedy by Costa Blanca in substantially all of its personal property and assets, including certain real property in Polk County, Florida, pursuant to the parties’ entry into a Mortgage and Security Agreement. As additional security, American Leisure Holdings, Inc., TDS Amenities, Inc., a Florida corporation, which is owned by Tierra del Sol Resort, Inc., and Malcolm J. Wright, our Chief Executive Officer and Chairman entered into a Guaranty Agreement in favor of Kennedy, which guaranteed the repayment of the Kennedy Note and the Second Kennedy Note. Furthermore, the Borrowers and Costa Blanca agreed to assign their rights to various of our licenses, leases, permits and approvals to Kennedy to secure the repayment of the Kennedy Note and the Second Kennedy Note and in connection with the security agreement provided to Kennedy.

As of the date of this filing, we do not have sufficient funds to repay the Kennedy Note or the Second Kennedy Note and as such, we will need to raise additional capital prior to April 20, 2010 and June 25, 2010, respectively, to repay such notes. If we are unable to repay the Kennedy Note and/or the Second Kennedy Note when due and/or if an event of default occurs under the notes, Kennedy make take control of and/or force us to sell substantially all of our assets to satisfy such debt, which could force us to curtail or abandon our business plan and would like cause any investment in us to become worthless.

WE NEED SIGNIFICANT ADDITIONAL FINANCE FACILITIES TO BEGIN AND COMPLETE THE DEVELOPMENT OF PHASE 2 OF THE SONESTA RESORT, TO CONTINUE THE VERTICAL CONSTRUCTION OF PHASE 1 OF THE SONESTA RESORT AND TO BEGIN AND COMPLETE OUR PLANNED CONSTRUCTION OF THE REEDY CREEK PROPERTY.

As we decided not to move forward with the Construction Loan, we currently anticipate the need for a significant amount of additional funding to complete the development of Phase 1 of the Sonesta Resort. Additionally, we do not currently have sufficient capital to begin or complete Phase 2 of the Sonesta Resort and/or our planned development of the Reedy Creek Property (as described above); however, we currently anticipate that we will have sufficient funds to complete a significant portion of the planned construction of Phase 1 of the Sonesta Resort in connection with the funds raised pursuant to and in connection with the Admission and related transactions described above (the “BVI Transaction”),.  Our plan for the financing of the Phase 2 town homes is to use a program from a national mortgage lender to employ construction loans issued to each purchaser that will, upon completion, convert to permanent, conventional mortgages. The finance plan for the Phase 2 amenities is to employ a line of credit secured by a segment of the profits from the sale of the residential units. We will employ a conventional construction loan for the condominium units. As of this date, the Company has not yet secured the line of credit for the amenities or the construction loan for the condominium units. It is impossible at this time for us to estimate the cost of completing Phase 1 or Phase 2 of the Sonesta Resort and/or the development of the Reedy Creek Property, however, based upon the size of the projects, we would anticipate such costs to be substantial. We will not begin the construction of Phase 1 or Phase 2 until we have capitalized the construction appropriately. If we cannot obtain the appropriate financing, we may have to delay the commencement of the construction of Phase 1 and/or Phase 2 until such time as we have adequate funding available. We may never have sufficient capital to begin or complete the development of Phase 1 or Phase 2 of the Sonesta Resort which could force us to modify or abandon the development plan for the Sonesta Resort. Our business plan for the development of the Reedy Creek Property is to enter into a partnership agreement with an experienced and high credit development partner, and as such, we do not expect to raise capital or incur debt to begin or complete that project. At present, the Company has not yet chosen such partner although we are in receipt of proposals from qualified developers that are consistent with our business plan.

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

Malcolm J. Wright is the President of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of our resorts including The Sonesta Orlando Resort at Tierra Del Sol ("ALREG") and Reedy Creek Property. Mr. Wright has a 100% interest in ALREG. Additionally, Mr. Wright is an officer of Xpress Ltd., with which we have contracted for exclusive sales and marketing for The Sonesta Orlando Resort at Tierra Del Sol and Reedy Creek. Mr. Wright is also an officer and shareholder of Inovative Concepts, Inc., which does not have any operations, M J Wright Productions, Inc., which does not have any operations, but which owns our Internet domain names, Resorts Development Group, LLC which develops resort properties in Orlando including Bella Citta, Los Jardines Del Sol, The Preserve, Tortuga Cay and Sherberth Development LLC, Resorts Construction, LLC with whom we have contracted to construct part of the Sonesta Resort as described above, Resorts Concepts, LLC which operates a design business, and Titan Manufacturing, LLC from whom we intend to purchase roof tiles for our developments. Additionally, Mr. Wright also currently serves as an officer and Director of American Leisure Group Limited, a newly formed British Virgin Islands company, which currently holds approximately 90% of our outstanding capital stock. Because Mr. Wright is employed by us and the other party to these transactions, Mr. Wright might profit from a transaction when we do not.

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

We have experienced delays in obtaining signatures for various agreements and transactions in the past. In some cases, we have either disclosed the terms of these agreements and transactions in our periodic and other filings with the SEC and/or filed such agreements with only the limited signatures which we could obtain by the required filing dates of such reports, with the intention to re-file such agreements at a later date once we are able to obtain all of the required signatures.  We believe that these agreements and transactions are final; however, until they are executed, they are not finalized, their terms are subject to change although we do not have any present intention to do so. If the terms of these agreements and transactions were to change, we may be required to amend our prior disclosures and any revisions could be substantial.

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

We currently accrue $800,000 per year which is payable to Malcolm J. Wright for his services as an executive officer and an additional $18,000 per year for his services as a Chairman as of the filing of this report, which accrued amount bears interest at the rate of 12% per annum until paid, compounded annually. Although we paid Mr. Wright an aggregate of $1,540,500 in June 2006, consisting of $1,275,000 of the principal amount he was owed in salary and $265,500 of interest on such amount, we still owed Mr. Wright approximately $2,625,000 in salaries, and $596,250 in accrued interest as of June 30, 2007. Furthermore, we may pay Mr. Wright a bonus of up to 19% of the pre-tax profits, if any, of various subsidiaries as discussed above. We have made payments to entities controlled by Mr. Wright in consideration for substantial valuable services that those entities have provided to us for The Sonesta Orlando Resort at Tierra Del Sol. If we do not have sufficient cash on hand to pay Mr. Wright for his salary, Director's compensation and bonus in the future, he may determine to spend less of his time on our business or to resign his positions as an officer and a Director.

COMPANIES AFFILIATED WITH OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD, MALCOLM J. WRIGHT ARE PAID A SUBSTANTIAL AMOUNT OF OUR REVENUES IN CONNECTION WITH SERVICES RENDERED.

Certain companies controlled by our Chief Executive Officer and Chairman, Malcolm J. Wright, including American Leisure Real Estate Group, Inc. ("ALRG"), which entered into an exclusive Development Agreement with our subsidiary, Tierra del Sol Resort, Inc. ("TDSR") and Xpress, Ltd. ("Xpress"), which entered into an exclusive sales and marketing agreement with TDSR in November 2003, are paid substantial fees in connection with services rendered to us in connection with such agreements. In connection with ALRG's Development Agreement with TDSR, we are required to pay ALRG a fee in the amount of 4% of the total costs of the development of the Sonesta Resort paid by ALRG. As of June 30, 2007, the total costs and fees paid by ALRG amounted to $66,470,796, of which 4% of such amount is equal to approximately $2,658,831. In connection with Xpress' sales and marketing agreement, we agreed to pay Xpress a sales fee in the amount of 3% and a marketing fee of 1.5% of the total sales prices received by TDSR in connection with sales of units in the Sonesta Resort, which shares are payable in two installments, one-half of the sales fee and all of the marketing fee when the rescission period has elapsed in a unit sales agreement and the other half of the sales fee upon the actual conveyance of the unit. As of June 30, 2007, total sales of units in the Sonesta Resort were approximately $235,917,443, and as a result, TDSR was obligated to pay Xpress a fee of $7,077,523 in connection with sales and marketing fees, and as of June 30, 2007, $6,765,311 had been paid to Xpress, which number includes fees paid on cancelled sales, which fees Xpress is able to keep. Based on the sales contracts as of June 30, 2007, TDSR is obligated to pay Xpress $3,538,762, the other half of the sales fee, upon the conveyance of the units.  These payments represent a significant portion of our non-restricted current cash and equivalents and as a result of such payments, we could have less cash on hand than we will require for our operations and upcoming liabilities. Additionally, as a result of such payments, we may be forced to curtail or scale back our business plan, which could have a material adverse effect on the trading value of our common stock. We believe, however, that the transactions with ALRG and Xpress are in the best interest of the Company and provide efficiencies and savings not otherwise available in the open market.

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

BECAUSE OF THE SIGNIFICANT NUMBER OF SHARES OWNED BY AMERICAN LEISURE GROUP LIMITED, OTHER SHAREHOLDERS MAY NOT BE ABLE TO SIGNIFICANTLY INFLUENCE OUR MANAGEMENT.

American Leisure Group Limited owns approximately an aggregate of approximately 90% of the voting power in us. As a result, it will control our affairs and management, as well as all matters requiring shareholder approval, including the election and removal of members of the Board of Directors, transactions with Directors, officers or affiliated entities, the sale or merger of the Company or substantially all of our assets, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in our ownership or management, even when a change would be in the best interest of other shareholders.

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our common stock is listed on the OTC Bulletin Board, it is likely that it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In early May 2004, Around The World Travel, Inc., substantially all of the assets of which we purchased, filed a lawsuit in the Miami-Dade Florida Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. They were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against Around The World Travel and American Leisure Holdings, Inc. in an action styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that Around The World Travel has breached the contracts and also that American Leisure Holdings, Inc.'s and Around The World Travel’s Chief Executive Officers were complicit with certain officers and directors of Around The World Travel in securing ownership of certain assets for American Leisure Holdings, Inc. that were alleged to have been a business opportunity for Around The World Travel. This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamlesss attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us. On February 9, 2007, the court heard AMLH, ALEC, and Mr. Wright’s motion to dismiss the various counts of the complaint.  The court dismissed with prejudice the E-Traveleaders / Seamless claims for rescission, constructive trust, and civil conspiracy.  It dismissed without prejudice the claims for tortuous interference and priority as against TraveLeaders, and allowed the breach of contract claims to continue.  We believe that with further discovery, the court will dismiss or grant to AMLH, ALEC, and Mr. Wright summary judgment on all remaining or repleaded counts.

On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel and former owners of the assets of TraveLeaders. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock of Around The World Travel; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. The plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters. The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorneys fees. The plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorneys’ fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts. Our counsel filed various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying document that grants exclusive jurisdiction to the courts located in Cook County, Illinois. In July 2007, the plaintiffs filed a Notice of Voluntary Dismissal against the American Leisure Holdings, Inc. and American Leisure Travel Group, Inc. without prejudice.  The plaintiff did not however dismiss its claims against Around the World Travel, Inc. or Around the World Holdings, LLC.

On August 10, 2006, Patsy Berman and Berman Mortgage Corporation served a complaint against Tierra del Sol Resort, Inc., Malcolm Wright, our Chief Executive Officer and Chairman, and a non-existent entity, Vantage Circa 39 Condotel Limited Partnership ("Vantage"), in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges that Tierra del Sol and Vantage sought loans, that the plaintiffs offered to make loans, that Mr. Wright guaranteed the loans, that valid contracts were formed, and that because such loans did not close, the plaintiffs claim $3,550,000 in damages, representing funding fees, brokerage fees, and interest. We have concluded that the plaintiffs' complaint is wholly frivolous. We filed a Motion to Dismiss and a Motion for sanctions against the plaintiffs of the lawsuit, for failure to state a good faith claim in law or fact and the court granted the motion to dismiss without prejudice. Berman filed an amended complaint, and we responded with another motion to dismiss and motion to strike the request for a jury trial. The motions were heard by the Court.  We intend to conduct discovery and seek sanctions against the plaintiffs and their attorneys pursuant to section 57.105, Florida Statutes, which protects parties from frivolous lawsuits.

Lufthansa City Center, et al (“LCC”) v. Hickory Travel Systems, Inc.  LCC has sued for Breach of Contract or, alternatively, Breach of a Settlement Agreement.  Hickory and LCC entered an agreement whereby LCC would exclusively use Hickory’s hotel program and Hickory would pay $110,000 per year to LCC.  LCC did not bring the promised value to the deal.  Additionally, LCC entered an agreement with a competitor for hotel services prior to termination of the agreement.  Hickory vigorously disputes the allegations in the complaint and intends to counterclaim to recoup the damages from LCC’s breach of the agreement.  LCC has not served the complaint on Hickory.

On or about July 11, 2007, Costa Blanca Real Estate, Inc., Tierra Del Sol Resort, Inc., our wholly owned subsidiaries and one of our former employees, were served with a complaint filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida (the “Complaint”).  The Complaint filed by David A. and Sandra P. Clayton (the “Claytons”), relates to a townhome and a condominium sold by us to the Claytons in August 2004.  The Complaint alleges, among other things, causes for breach of contract, fraud in the inducement of the contract, violations of the Florida Deceptive and Unfair Trade Practices Act, and civil conspiracy.  We intend to vigorously defend the lawsuit.

On or about August 3, 2007, Brian Hannon sued Tierra del Sol Resort, Inc., in the United States District Court for the Middle District of Florida.  The suit alleges breach of contract and violation of regulations regarding the sale of real estate.  We deny the allegations and intend to vigorously defend the lawsuit.

On or about August 9, 2007, American Leisure Holdings, Inc., American Leisure Equities Corporation, and Around the World Travel, Inc. were sued in the Northern District of Illinois by Apollo Galileo USA Partnership.  The complaint mistakenly asserts that we assumed the liabilities from Around the World Travel as part of our acquisition of substantially all of the assets, and seeks to recover on a 2003 contract between Apollo Galileo and Around the World Travel.  The plaintiffs are seeking approximately $605,685 plus interest in relief. We intend to seek dismissal of the complaint and sanctions pursuant to Rule 11, Federal Rules of Civil Procedure.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings, which are incidental to our business.

We are not aware of any proceeding to which any of our directors, officers, affiliates or security holders are a party adverse to us or the outcome of which will have a material interest adverse to us.

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

In June 2007, we granted Malcolm J. Wright, our Chief Executive Officer and Chairman an aggregate of 133,500 warrants to purchase shares of our common stock at an exercise price of $1.02 per share, in connection with Mr. Wright’s guaranty of the Second Kennedy Note (defined above), pursuant to a Debt Guaranty Agreement previously entered into with Mr. Wright. We relied on an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities as the issuance of the securities did not involve a public offering, the recipient acquired the securities for investment purposes and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts were paid by us.

In August 2007, in connection with the Admission, certain of our shareholders, including our Chief Executive Officer, Malcolm J. Wright, certain entities which he controls and several of his family members, Roger Maddock, a significant shareholder of us and several entities which he controls (collectively the “Interested Parties”), entered into Preferred Share Purchase Agreements with American Leisure Group Limited (“ALG,” currently our majority shareholder as a result of Share Exchange Agreements entered into with various parties, including the Interested Parties on or around the date of the Preferred Share Purchase Agreements) , pursuant to which ALG purchased 525,000 shares of our Series A Preferred Stock (representing 52.5% of our outstanding Series A Preferred Stock), 27,191 shares of our Series C Preferred Stock (representing 100% of our issued and outstanding Series C Preferred Stock), and 33,340 shares of our Series E Preferred Stock (representing 96.4% of our outstanding shares of Series E

Preferred Stock) for aggregate consideration of $11,303,100 ($10 for each Series A Preferred share, $100 for each Series C Preferred share and $100 for each Series E Preferred share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 13, 2007, American Leisure Group, Ltd., a company incorporated in the British Virgin Islands (“ALG”) began trading on the AIM market operated by the London Stock Exchange in London, England (the “Admission”).

The Admission triggered the effectiveness of certain Share Exchange and Share Purchase Agreements and certain Preferred Share Purchase Agreements relating to shares of common and preferred stock of the Company, including agreements to sell shares of entities (held by trusts for the families of Roger Maddock and Malcolm Wright (an executive director of the Company)) which directly or indirectly hold a significant portion of the outstanding shares of stock in the Company, in consideration for, among other things, certain cash amounts and the repayment of certain debt obligations (the “Share Purchase Agreement”).

Additionally, two groups of our significant shareholders, including several of our officers and Directors, and certain of our other preferred shareholders closed Share Exchange Agreements and Preferred Share Purchase Agreements with ALG, whereby such shareholders exchanged shares of our issued common stock for shares of ALG and sold shares of our issued preferred stock for cash, the result of which transactions was that ALG will hold, directly or indirectly, more than 90% of our common and preferred stock (the “Share Exchange Agreements”).

The officers and Directors of ALG include our Chief Executive Officer, Malcolm J. Wright, who is also the Chief Executive Officer of ALG, our President, Fredrick Pauzar, who is the Director of Corporate Development of ALG, our Chief Financial Officer, Omar Jimenez, who is also employed by ALG, Jeffrey Scott, the President of Hickory Travel Services, a subsidiary of the Company, and an employee of ALG,  and Roger Maddock, a former significant shareholder of the Company (prior to Admission and the effective date of the Share Exchange Agreements) who is a non-executive Director of ALG.

In connection with the Admission of ALG, ALG raised $75 million GBP (Approximately $150,000,000 US dollars) before expenses, of which it is currently anticipated that US $44 million will be used for the development of amenities at our Sonesta Resort (the “Funding”).

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.2(1)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.3(2)	Re-Stated Promissory Note for $6,356,740 issued in favor of Around The World Travel, Inc. dated June 30, 2005.

10.4(3)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.5(4)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.6(4)	Commitment Letter with KeyBank National Association for up to $72,550,000, with a maximum principal balance of $40,000,000 for Phase 1 dated December 1, 2005

10.7(4)	Commitment Letter with KeyBank National Association for up to $14,850,000 for Phase 2 dated December 1, 2005

10.8(5)	Construction Loan Agreement with KeyBank National Association for $40,000,000 for Phase 1 dated December 29, 2005

10.9(5)	Promissory Note with KeyBank National Association for $40,000,000

10.10(5)	Loan Agreement with KeyBank National Association for $14,850,000 for Phase 2 dated December 29, 2005

10.11(5)	Promissory Note with KeyBank National Association for $14,850,000

10.12(5)	Promissory Note for $4,000,000 issued by TDS Management, LLC in favor of PCL Construction Enterprises, Inc.

10.13(5)	Guaranty by the Registrant of the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.14(5)	Guaranty of Malcolm J. Wright guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.15(5)	Addendum to Construction Loan Agreement Condominium and Townhouse Project Development

10.16(5)	Payment Guaranty Phase 1

10.17(5)	Payment Guaranty Phase 2

10.18(5)	Amended Debt Guarantor Agreement

10.19(5)	Guaranty of Tierra Del Sol (Phase 1), Ltd. guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc. (exhibit 10.7)

10.20(5)	Performance and Completion Guaranty

10.21(5)	Pledge and Security Agreement

10.22(6)	Option Exercise Agreement with Stanford Financial Group Company

10.23(6)	Assignment of Interest in Reedy Creek Acquisition Company, LLC

10.24(7)	Registration Rights Agreement with SIBL dated January 4, 2006

10.25(7)	Credit Agreement with SIBL

10.26(6)	$7,000,000 Promissory Note with Bankers Credit Corporation

10.27(6)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement

10.28(6)	Renewed, Amended and Increased Promissory Note

10.29(7)	Stanford International Bank, Ltd. Warrant for 77,000 shares at $0.001 per share

10.30(7)	Stanford International Bank, Ltd. Warrant for 154,000 shares at $5.00 per share

10.31(6)	Irrevocable and Unconditional Guaranty

10.32(7)	Registration Rights Agreement with SIBL dated December 28, 2005

10.33(6)	SIBL $2.1 million note

10.34(7)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 1)

10.35(7)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 2)

10.36(7)	SIBL Warrant Agreement for 2% Phase 1 interest

10.37(7)	SIBL Warrant Agreement for 2% Phase 2 interest

10.38(6)	Stanford International Bank, Ltd. Warrant for 154,000 at $0.001 per share

10.39(6)	Stanford International Bank, Ltd. Warrant for 308,000 at $5.00 per share

10.40(8)	Original Purchase Agreement

10.41(9)	First Amendment to Asset Purchase Agreement

10.42(10)	Settlement Agreement effective as of December 31, 2005 by and among American Leisure Holdings, Inc., American Leisure Equities Corporation and Around The World Travel, Inc.

10.43(11)	Stock Purchase Agreement between Harborage Leasing Corporation and the Company

10.44(11)	$1,411,705 Promissory Note payable to Harborage Leasing Corporation

10.45(11)	Malcolm J. Wright Guaranty Agreement regarding $1,411,705 Promissory Note with Harborage Leasing Corporation

10.46(11)	Harborage Leasing Corporation warrant to purchase 300,000 shares of common stock at $5.00 per share

10.47(12)	Third Party Debt Guarantor Agreement

10.48(12)	Note Modification Agreement with SIBL

10.49(12)	Stock Purchase Agreement with SIBL for the purchase of our Antigua call center operations

10.50(12)	Warrant Agreement with SIBL for the purchase of up to 355,000 shares of common stock at the exercise price of $10.00 per share

10.51(13)	Purchase Agreement between Scott Roix, American Leisure Holdings, Inc. and Stanford International Bank Limited

10.52(13)	Warrant Agreement for the Purchase of 235,000 shares of common stock at an exercise price of $20.00 per share granted to Stanford International Bank Limited

10.53(14)(ii)	Credit Agreement - $4,300,000 credit facility

10.54(14)	Second Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.55(14)	Second Mortgage Modification Agreement and Future Advance Certificate

10.56(14)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (November 2006)

10.57(14)(ii)	Amendment No. 1 to $4.3 Million Credit Agreement

10.58(14)	Third Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.59(14)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (December 2006)

10.60(14)	Third Mortgage Modification Agreement and Future Advance Certificate

10.61(14)(iii)	Credit Agreement - $6,200,000 credit facility

10.62(14)(iii)	Amendment No. 1 to $6.2 Million Credit Agreement

10.63(14)	Purchase Agreement (South Beach Resorts, LLC)

10.64(14)	Assignment of Interests in South Beach Resorts, LLC

10.65(14)	Promissory Note payable to Roger Maddock

10.66(14)	Guaranty Agreement in connection with Maddock Promissory Note

10.67(14)(ii)	Warrant and Participation Agreement

10.68(14)(iv)	Form of Warrant

10.69(14)	Promissory Note (South Beach Resorts, LLC)

10.70(16)	Amendment No.1 to $13,420,000 Renewed, Amended and Increased Promissory Note with (Reedy Creek Note)

10.71(16)	Amended and Restated Promissory Note (Bankers Credit - $7,860,000)

10.72(16)	Note Modification Agreement with SIBL (December 2006)

10.73(16)	Amendment to Stock Purchase Agreement (Harborage)

10.74(16)	Forbearance Agreement (LaSalle Bank/South Beach Resorts, LLC)

10.75(16)	Amendment No. 2 to $4.3 Million Credit Agreement

10.76(16)	Fourth Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.77(16)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (January 2007)

10.78(16)	Fourth Mortgage Modification Agreement and Future Advance Certificate

10.79(16)	Amendment No. 2 to $6.2 Million Credit Agreement

10.80(16)	Malcolm J. Wright - Guaranty Agreement of $7,000,000 Bankers Credit Note

10.81(16)	March 2007 - $10,000,000 Credit Agreement with Stanford International Bank, Ltd.

10.82(16)	March 2007 - $10,000,000 Promissory Note payable to Stanford International Bank, Ltd.

10.83(16)	March 2007, Mortgage and Security Agreement with Stanford International Bank, Ltd.

10.84(16)	Mortgage and Security Agreement

10.85(15)	Michael D. Crosbie Employment Agreement

10.86(17)	Loan and Security Agreement with Kennedy ($24,900,000 loan)

10.87(17)	Promissory Note with Kennedy ($24,900,000 loan)

10.88(17)	Guaranty Agreement with Kennedy

10.89(17)	Environmental Indemnity Agreement

10.90(17)	Mortgage and Security Agreement

10.91(17)	Malcolm J. Wright Warrant Agreement

10.92(18)	Note Modification Agreement (March 2007)

10.93(18)	$10,000,000 Credit Agreement with Resorts Funding Group, LLC

10.94(18)	$10,000,000 Promissory Note with Resorts Funding Group, LLC

10.95(18)	Mortgage Agreement with Resorts Funding Group, LLC

10.96(19)	First Amendment to Loan and Security Agreement

10.97(19)	Amended and Restated Promissory Note

10.98(19)	First Amendment to Mortgage

10.99(19)	Reaffirmation Agreement

10.100(19)	Loan and Security Agreement

10.101(19)	Promissory Note

10.102(19)	Guaranty

10.103(19)	Mortgage

10.104(19)	Malcolm J. Wright Warrant Agreement

10.105(20)	First Amendment to Forbearance Agreement with LaSalle

10.106(21)	Promissory Note with Central Florida Ventures

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(6)	Personal Guarantee by Malcolm J. Wright guaranteeing the $6,000,000 Line of Credit

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

(19) Filed as exhibits to the Company’s Report on Form 8-K filed with the Commission on July 10, 2007, and incorporated herein by reference.

(20) Filed as exhibits to the Company’s Report on Form 8-K filed with the Commission on July 18, 2007, and incorporated herein by reference.

(21) Filed as exhibits to the Company’s Report on Form 8-K filed with the Commission on August 8, 2007, and incorporated herein by reference.

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

b) REPORTS ON FORM 8-K

The Company filed two reports on Form 8-K during the fiscal period covered by this report:

•
On April 9, 2007, the Company filed a Report on Form 8-K, to report the appointment of Omar Jimenez as the Chief Financial Officer and Principal Accounting Officer of the Company, effective March 22, 2007.

•	On May 1, 2007, the Company filed a Report on Form 8-K, to report our entry into the Loan and Security Agreement, and related documents with Kennedy Funding, Inc.

The Company filed five reports on Form 8-K during the fiscal period subsequent to this report:

•	On July 10, 2007, to report our entry into the amended Kennedy Agreements, and the June 2007 Kennedy Funding.

•	On July 12, 2007, to report the potential entry into Share Purchase Agreements with a BVI company by our majority shareholders.

•	On July 18, 2007 to report our entry into the First Amendment to Forbearance Agreement with LaSalle.

•	On August 8, 2007, to report TDS’s entry into the Central Florida Note.
•	On August 13, 2007, to report the Admission as defined above and related transactions.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LEISURE HOLDINGS, INC.

DATED: August 20, 2007	By: /s/ Malcolm J. Wright
Malcolm J. Wright
Chief Executive Officer
(Principal Executive Officer)