Form 10QSB/A
period 2005-03-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-08-23
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 2

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

The registrant has restated the financial statements for the three months ended March 31, 2005 to include the gross revenues and expenses for the business that was acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis. This amended Form 10-QSB includes these restated financial statements and certain revisions to the Related disclosure in "Item 2. Management's Discussion and Analysis or Plan of Operation" including the disclosure under the heading "Risk Factors," Which were made in connection with the Registrant's original amended Form 10-QSB filing in July 2005.The financial information and related disclosure are current through March 31, 2005, unless otherwise stated. None of the other sections of this amended report on Form 10-QSB have been amended or updated since the Registrant's first amendment to this Form 10-QSB filed in July 2005, and investors are therefore cautioned to review the Registrant's most recent periodic and current report filings for updated and current information regarding the Registrant's operations and results of operations.

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
                                                                     ================  ===================

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                        MARCH 31, 2005       MARCH 31, 2004
                                        --------------       -------------
                                           UNAUDITED           UNAUDITED
                                          (Restated)           (Restated)
Revenue
Operating Revenues                       $ 6,739,460        $ 1,186,665
Undeveloped Land Sales                   $ 4,132,911                  -
                                          -----------        -----------

Cost of Service Revenues                  (6,827,622)        (1,492,729)
                                          -----------        -----------
Cost of Undeveloped Land Sales            (3,062,990)                 -
                                          -----------        -----------
Gross Margin                                 981,759           (306,064)

Operating Expenses:
    Depreciation and amortization           (343,496)          (176,319)
    General and administrative expenses     (799,127)          (511,292)
                                          -----------        -----------

Total Operating Expenses                  (1,142,623)          (687,611)

Loss from Operations                        (160,864)          (993,675)

Interest Expense                            (393,319)           (14,198)

Minority Interest                                  -            256,624
                                          -----------        -----------
Total Other Income (Expense)                (393,319)           242,426
                                          -----------        -----------

Loss before Income Taxes                    (554,183)          (751,249)

PROVISIONS FOR INCOME TAXES                        -             (1,135)
                                          -----------        -----------

NET LOSS                                    (554,183)          (752,384)

Preferred Stock Dividend                    (350,890)          (275,969)
                                          -----------        -----------

NET LOSS AVAILABLE TO COMMON
      STOCKHOLDERS                       $  (905,073)       $(1,028,353)
                                          ===========        ===========

NET LOSS PER SHARE AVAILABLE
   TO COMMON STOCKHOLDERS:
      BASIC AND DILUTED                        (0.09)             (0.13)
                                          ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                    9,977,974          7,630,961
                                          ===========        ===========

                                      -3-

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

                                      -4-

NOTES  TO  INTERIM  CONDENSED  FINANCIAL  STATEMENTS
March  31,  2005

NOTE  A  -  PRESENTATION

The consolidated balance sheets of the Company as of March 31, 2005 and December 31, 2004, the related consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, (the consolidated financial statements) include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2004, Form 10-KSB & 10-KSB/A and the Company's Forms 8-K & 8-K/A filings.

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

NOTE H - RECLASSIFICATIONS

Certain amounts in the March 31, 2004 financial statements have been reclassified to conform with the March 31, 2005 financial statement presentation.

NOTE I - RESTATEMENT

American Leisure has corrected its financial statements to include the accrual of dividends on its preferred stock and gross revenues and expenses for the business that was acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis. American Leisure increased the carrying Value of the preferred stock $3,273,370 and increased the accumulated deficit $(3,273,370) at March 31, 2005. The preferred stock dividend increased the loss available to common stockholders $(350,890) and $(275,969) for the three months ended March 31, 2005 and 2004, respectively. As stated above, American Leisure has restated the financial statements for the three months ended March 31, 2005, to include gross revenues and expenses for the TraveLeaders business interests acquired from Around the World Travel on December 31, 2004, which business assets and interests were thereupon combined with American Leisure. The revenues and expenses were previously reported on a net basis in connection with the terms of the Management Agreement pursuant to which AWT acted as the manager. As such, AWT was responsible for such TraveLeaders revenues and related expenses. The entitlement of American Leisure in relation to TraveLeaders and the combined business interests was an entitlement to a net operating result pursuant to the Management Agreement. Therefore, the restated financial statements do not involve any change to the cash flow, net income or balance sheet of American Leisure.


A summary of the restatement is as follows:


                                                Increase                      Increase
                               As previously   (Decrease)          As        (Decrease)         As
                                 Reported      Amendment 1      Restated     Amendment 2     Restated
                              --------------  -------------  -------------  ------------  -------------
At March 31, 2005
Balance sheet:
  Additional paid-in capital  $ 15,442,693    $ 3,273,370    $ 18,716,063   $         -   $ 18,716,063
  Accumulated deficit         $ (9,926,824)    (3,273,370)   $(13,200,194)  $         -   $(13,200,194)

Three months ended
  March 31, 2005:
  Statements of Operations:
    Revenue                   $  2,675,674    $         -    $  2,675,674   $(2,675,674)  $          -
    Operating Revenues        $          -    $         -    $          -   $ 6,739,460   $  6,739,460
    Undeveloped Land Sales    $          -    $         -    $          -   $ 4,132,911   $  4,132,911
    Cost of Undeveloped Land
      Sales                   $          -    $         -    $          -   $(3,062,990)  $ (3,062,990)
    Cost of service revenue   $          -    $         -    $          -   $(6,827,622)  $ (6,827,622)
    Depreciation and
      Amortization            $   (431,382)   $         -    $   (431,382)  $    87,886   $   (343,496)
    General and
      administrative expenses $ (2,405,156)   $         -    $ (2,405,156)  $ 1,606,029   $ (7,538,863)
    Interest Expense          $   (393,319)   $         -    $   (393,319)  $         -   $   (393,319)
    Net Loss                  $   (554,183)   $         -    $   (554,183)  $         -   $   (554,183)
    Preferred stock dividend  $          -    $  (350,890)   $   (350,890)  $         -   $   (350,890)
    Net loss available to
      common stockholders     $   (554,183)   $  (350,890)   $   (905,073)  $         -   $   (905,073)

Three months ended
  March 31, 2004:
  Statements of Operations:
    Cost of service revenue   $          -    $         -    $          -   $(1,492,729)  $ (1,492,729)
    Depreciation and
      amortization            $   (220,072)   $         -    $   (220,072)  $    43,753   $   (176,319)
    General and
      administrative expenses $  (1,974,466)  $         -    $ (1,974,466)  $ 1,463,174   $   (511,292)
    Interest expense          $           -   $         -    $          -   $   (14,198)  $    (14,198)
    Preferred stock dividend  $           -   $   (275,969)  $   (275,969)  $         -   $   (275,969)
    Net loss available to
      Common stockholders     $    (752,384)  $   (275,969)  $ (1,028,353)  $         -   $ (1,028,353)

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

     Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we incur a fee of ten percent (10%) of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization.

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

     Revenues and expenses from our TraveLeaders business are recognized as earned, which is primarily at the time of delivery of the related service. Specifically, commission revenues for cruises, hotel and car rentals are recognized upon completion of travel, hotel stay or car rental. Commission fees for ticketing are recognized at the time of departure.

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

RESULTS  OF  OPERATIONS

Three  Months ended March 31, 2005 Compared to Three Months Ended March 31, 2004
--------------------------------------------------------------------------------

     Operating Revenues increased $5,552,795, or 468%, to $6,739,460 for the three months ended March 31, 2005, as compared to operating revenue of $1,186,665 for the three months ended March 31, 2004. The increase is attributable to the revenues from TraveLeaders which we acquired in the fourth quarter of 2004. Undeveloped land sales increased $1,132,911 from zero in 2004. The iincrease in Undeveloped Land Sales revenue was attributable to the sale of land in Davenport, Florida.

     Cost of service revenue increased $5,334,893, or 357%, to $6,827,622 for the three months ended March 31, 2005, as compared to cost of revenue of $1,492,729 for the three months ended March 31, 2004. The increase in cost of revenue was attributable to TraveLeaders. We acquired TraveLeaders in the fourth quarter of 2004.

     Gross margin increased $1,287,823, or 421%, to $981,759 for the three months ended March 31, 2005, as compared to gross deficit of $306,064 for the three months ended March 31, 2004. The increase in gross margin was attributable to TraveLeaders. We acquired TraveLeaders in the fourth quarter of 2004.

     Depreciation and amortization expenses increased $167,177, or 95%, to $343,496 for the three months ended March 31, 2005, as compared to depreciation and amortization expenses of $176,319 for the three months ended March 31, 2004. The increase in depreciation and amortization expenses was primarily attributable to the call center and TraveLeaders. We opened the call center and acquired TraveLeaders in the fourth quarter of 2004.

     General and administrative expenses increased $287,835, or 56%, to $799,127 for the three months ended March 31, 2005, as compared to general and administrative expenses of $511,292 for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily attributable to refurbishment and start-up of the call center and other telecommunications operations.

     Loss from operations decreased $832,811, or 84%, to $160,864 for the three months ended March 31, 2005, as compared to a loss from operations of $993,675 for the three months ended March 31, 2004. The decrease in loss from operations was largely due to the sale of land and the resulting increase in revenue.

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

     Loss before income taxes decreased $197,066, or 26%, to $554,183 for the three months ended March 31, 2005, as compared to loss before income taxes of $751,249 for the three months ended March 31, 2004. The decrease in loss before income taxes was largely due to the sale of land and the resulting increase in our revenue.

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

                                    AMERICAN LEISURE HOLDINGS, INC.


                                    By:  /s/ Malcolm J. Wright
                                        --------------------------
                                    Name:  Malcolm J. Wright
                                    Title: Chief Executive Officer and
                                           (Principal Executive Officer)

                                    Date:  August 23, 2007