Form 10QSB/A
period 2005-06-30
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-08-23
CIK 1124197

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


The registrant has restated the financial statements for the six months ended June 30, 2005 to include the gross revenues and expenses for the business that we acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis. This amended Form 10-QSB includes these restated financial statements and revisions to the related disclosure in "Item 2. Management's Discussion and Analysis or Plan of
Operation" including the disclosure under the heading "Risk Factors." The financial information and related disclosure is current through June 30, 2005, unless otherwise stated. This report also includes new disclosure under "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" and other revised disclosure in "Item 3. Legal Proceedings" and "Item 5. Other Information" under the heading "Related Party Transactions." The other revised disclosures are current through the filing of this report, unless otherwise stated. Investors should read this report in its entirety along with our second amended Form 10-KSB, which we are filing simultaneously with this filing.

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.


                        AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                           AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

                                                                    JUNE 30, 2005    DECEMBER 31, 2004
                                                                  -----------------  -----------------
                                                                       UNAUDITED          AUDITED
                                                                       (Restated)       (Restated)
ASSETS
CURRENT ASSETS:
    Cash                                                             $  1,857,918       $ 2,266,042
    Cash - Restricted                                                   4,649,377                 0
    Accounts receivable, net                                              762,212         3,539,387
    Note receivable                                                        76,755           113,000
    Prepaid expenses and other                                            725,373            51,460
    Other Current Assets                                                        0            30,476
                                                                  -----------------  -----------------
             Total Current Assets                                       8,071,635         6,000,365
                                                                  -----------------  -----------------
PROPERTY AND EQUIPMENT, NET                                             5,352,149         6,088,500
                                                                  -----------------  -----------------
LAND HELD FOR DEVELOPMENT                                              28,686,579        23,448,214
                                                                  -----------------  -----------------
OTHER ASSETS
    Prepaid Sales Commissions                                           7,365,517         5,966,504
    Prepaid Sales Commissions - affiliated entity                       3,643,695         2,665,387
    Investment-Senior Notes                                             5,170,000         5,170,000
    Goodwill                                                           14,425,437        14,425,437
    Trademark                                                           1,000,794         1,000,000
    Other                                                                 594,246         2,637,574
                                                                  -----------------  -----------------
             Total Other Assets                                        32,199,689        31,864,902
                                                                  -----------------  -----------------

TOTAL ASSETS                                                         $ 74,310,052       $67,401,981
                                                                  =================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable          $  8,613,354       $ 9,605,235
     Current maturities of notes payable-related parties                1,033,216         1,910,629
     Accounts payable and accrued expenses                              2,694,954         5,618,973
     Accrued expenses - officers                                        1,624,083         1,355,000
     Customer deposits                                                          0         2,752,535
     Other                                                                140,915         2,332,886
     Shareholder advances                                                       0           273,312
                                                                  -----------------  -----------------
             Total Current Liabilities                                 14,106,522        23,848,570

Long-term debt and notes payable                                       27,415,853        20,600,062
Deposits on unit pre-sales                                             28,641,009        16,669,347
                                                                  -----------------  -----------------
             Total liabilities                                         70,163,384        61,117,979

STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                 10,000            10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                     28                28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                    272               272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 and 0 Series "E" shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                     24                24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       1,936 and 0 Series "F" shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                      0                19
     Common stock, $.001 par value; 100,000,000 shares authorized;
       10,137,974 and 9,977,974 shares issued and outstanding at
       June 30, 2005 and December 31, 2004                                 10,138             9,978

     Additional paid-in capital                                        15,442,693        15,636,322

     Accumulated deficit                                              (11,316,487)       (9,372,641)
                                                                  -----------------  -----------------
             Total Stockholders' Equity                                 4,146,668         6,284,002
                                                                  -----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 74,310,052       $67,401,981
                                                                  =================  =================

                                       AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                       SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                SIX MONTHS ENDED   SIX MONTHS ENDED  THREE MONTHS ENDED  THREE MONTHS ENDED
                                                  JUNE 30, 2005      June 30, 2004     June 30, 2005       June 30, 2004
                                                   ------------      ------------      ------------        ------------
                                                    UNAUDITED          UNAUDITED         UNAUDITED           UNAUDITED
                                                   (Restated)         (Restated)         (Restated)          (Restated)
Revenue                                            $13,934,667        $ 2,344,947       $ 6,125,286        $ 1,158,282

Cost of Service Revenues                           (13,008,978)        (2,941,544)       (6,181,356)        (1,448,814)
                                                   ------------       ------------      ------------       ------------

Gross Margin                                           925,689           (596,597)          (56,070)          (290,532)

Operating Expenses:
    Depreciation and amortization                     (685,305)          (354,618)         (341,809)          (178,300)
    General and administrative expenses             (1,447,384)          (929,513)         (648,257)          (475,987)
                                                   ------------       ------------      ------------       ------------

Total Operating Expenses                            (2,132,689)        (1,284,131)         (990,066)          (654,287)
                                                   ------------       ------------      ------------       ------------

Loss from Operations                                (1,207,000)        (1,880,728)       (1,046,136)          (944,819)

Interest Expense                                      (736,845)          (192,072)         (343,526)          (120,108)

Minority Interest                                            -            484,286                 -            227,662
                                                   ------------       ------------      ------------       ------------

Total Other Income (Expense)                          (736,845)           292,214          (343,526)           107,554
                                                   ------------       ------------      ------------       ------------

Loss before Income Taxes                            (1,943,845)        (1,588,514)       (1,389,662)          (837,265)

PROVISIONS FOR INCOME TAXES                                  -             (3,870)                -             (1,135)
                                                   ------------       ------------      ------------       ------------

NET LOSS                                           $(1,943,845)       $(1,592,384)      $(1,389,662)       $  (838,400)
                                                   ============       ============      ============       ============

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                                  (0.26)             (0.28)            (0.17)             (0.14)
                                                   ============       ============      ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             10,001,841          7,759,642        10,025,447          7,888,324
                                                   ============       ============      ============       ============

                           AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                        SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                          JUNE 30, 2005    JUNE 30, 2004
                                                                            ------------   ------------
                                                                             UNAUDITED       UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                             $(1,943,845)  $(1,592,384)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                      813,927       442,992
             Non-cash interest expense                                          736,845             -
             Loss on Sale of AVR                                                      -       113,529
             Gain on settlement of litigation                                         -      (145,614)
          Changes in assets and liabilities:
             Decrease in receivables                                          2,777,175     1,382,250
             Decrease (Increase) in prepaid and other assets                  1,435,342       (58,630)
             Increase in advances receivable                                          -      (101,864)
             Increase in prepaid commissions                                 (2,377,321)            -
             Increase (Decrease) in shareholder advances & notes payable        141,635      (101,864)
             Increase (Decrease) in deposits on unit pre-sales               11,971,662    (5,947,214)
             Decrease (Increase) in customer deposits                        (2,752,535)    7,251,917
             Decrease (Increase) in accounts payable and accrued expenses    (5,015,865)       16,221
                                                                            ------------  ------------

             Net cash provided by (used in) operating activities              5,787,020     1,259,339
                                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of AWT Assets                                               10,602,635             -
     Investment in non-marketable securities                                          -        (5,250)
     Investment in non-consolidated subsidiaries                                      -       (20,427)
     Increase in notes receivable                                                     -    (2,114,020)
     Increase in restricted cash                                             (4,649,377)            -
     Acquisition of fixed assets                                                (77,576)     (212,205)
     Capitalization of real estate carrying costs                            (5,238,206)   (1,802,526)
                                                                            ------------  ------------

             Net cash used in investing activities                              637,476    (4,154,428)
                                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of debt                                                         (6,114,651)            -
     Proceeds from notes payable                                                      -     5,516,169
     Payments of notes payable - related parties                               (717,969)     (552,504)
     Proceeds from sale of securities                                                 -           600
     Proceeds from shareholder advances                                               -      (387,191)
                                                                            ------------  ------------

             Net cash provided by financing activities                       (6,832,620)    4,577,074
                                                                            ------------  ------------

             Net increase (decrease) in cash                                   (405,124)    1,681,985

CASH AT BEGINNING PERIOD                                                      2,266,042       734,852
                                                                            ------------  ------------

CASH AT END OF PERIOD                                                       $ 1,857,918   $ 2,416,837
                                                                            ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                 $   696,065   $   360,000
                                                                            ============  ============
     Cash paid for income taxes                                             $         -   $         -
                                                                            ============  ============

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

NOTE A - PRESENTATION


The consolidated balance sheets of the Company as of June 30, 2005 and December 31, 2004, the related consolidated statements of operations for the six and three months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, (the financial statements) include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and restated Financial Statements and notes thereto included in the Company's December 31, 2004, Form 10-KSB/A, Amendment No. 2, the Company's March 31, 2005 Form 10-QSB/A, Amendment No. 1 and the Company's Forms 8-K & 8-K/A filings.



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

NOTE H - NET INCOME (LOSS) PER SHARE
Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income
(loss) per share as follows:



  Description                  Six months   Six months  Three months  Three months
                                 ended        ended        ended        ended
                               6/30/2005    6/30/2004    6/30/2005    6/30/2004
                              -----------  -----------  -----------  -----------
NET LOSS (as reported)        (1,943,845)  (1,592,384)  (1,389,662)    (838,400)

UNDECLARED PREFERRED
STOCK DIVIDEND                  (701,780)    (551,938)    (350,890)    (275,969)
                              -----------  -----------  -----------  -----------

NET LOSS AFTER PREFERRED
STOCK DIVIDEND                (2,645,625)  (2,144,322)  (1,740,552)  (1,114,369)

NET INCOME (LOSS) PER SHARE
    BASIC AND DILUTED              (0.26)       (0.28)       (0.17)       (0.14)



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


NOTE K - RESTATEMENT

American Leisure has restated the financial statements for the three and six months ended June 30, 2005, to include gross revenues and expenses for the TraveLeaders business interests acquired from Around the World Travel on December 31, 2004, which business assets and interests were thereupon combined with American Leisure. The revenues and expenses were previously reported on a net basis in connection with the terms of the Management Agreement pursuant to which AWT acted as the manager. As such, AWT was responsible for such TraveLeaders revenues and related expenses. The entitlement of American Leisure in relation to TraveLeaders and the combined business interests was an entitlement to a net operating result pursuant to the Management Agreement. Therefore, the restated financial statements do not involve any change to the cash flow, net income or balance sheet of American Leisure.

A summary of the restatement is as follows:



                                                             Increase                   As
                               As previously reported       (Decrease)               Restated
                              ------------------------  --------------------  ---------------------
Six months ended
  June 30, 2005:
  Statements of Operations:
    Revenue                   $             4,498,920   $         9,435,747   $         13,934,667
    Cost of Service Revenues  $                     -   $       (13,008,978)  $        (13,008,978)
    Gross Margin              $             4,898,920   $        (3,573,231)  $           (925,689)
    Depreciation and
      Amortization            $              (813,927)  $           128,622   $           (685,305)
    General and
      administrative expenses $            (4,677,198)  $         3,229,814   $         (1,447,384)
    Loss From Operations      $              (992,205)  $          (214,795)  $         (1,207,000)
    Equity in Operations of
      unconsolidated entities $              (214,795)  $           214,795   $                  -

Six months ended
  June 30, 2004:
  Statements of Operations:
    Cost of Service Revenues  $                     -   $        (2,941,544)  $         (2,941,544)
    Depreciation and
      Amortization            $              (442,992)  $            88,374   $           (354,618)
    General and
      Administrative expenses $            (3,782,683)  $         2,853,170   $           (929,513)

Three months ended
  June 30, 2005:
  Statements of Operations:
    Revenue                   $             1,823,246   $         4,302,040   $          6,125,286
    Cost of Service Revenues  $                     -   $        (6,181,356)  $         (6,181,356)
    Gross Margin              $             1,823,246   $        (1,879,316)  $            (56,070)
    Depreciation and
      Amortization            $              (382,545)  $            40,736   $           (341,809)
    General and
      administrative expenses $            (2,272,042)  $         1,623,785   $           (648,257)
    Loss From Operations      $              (831,341)  $          (214,795)  $         (1,046,136)
    Equity in Operations of
      unconsolidated entities $              (160,849)  $           160,849   $                  -

Three months ended
  June 30, 2004:
  Statements of Operations:
    Cost of Service Revenues  $                     -   $        (1,448,814)  $         (1,448,814)
    Depreciation and
      amortization            $              (222,920)  $            44,620   $           (178,300)
    General and
      Administrative expenses $            (1,880,181)  $         1,404,194   $           (475,987)

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

RESULTS  OF  OPERATIONS

Three  Months  ended  June 30, 2005 Compared to Three Months Ended June 30, 2004
--------------------------------------------------------------------------------


     Revenue increased $4,967,004, or 429%, to $6,125,286 for the three months ended June 30, 2005, as compared to revenue of $1,158,282 for the three months ended June 30, 2004. The increase in revenue was primarily attributable to increased travel revenues for summer travel which was offset by a higher than expected loss from the call center operations and TraveLeaders. We acquired TraveLeaders in the fourth quarter of 2004.




Cost of revenue increased $4,732,542, or 327%, to $6,181,356 for the three months ended June 30, 2005, as compared to cost of revenue of $1,448,814 for the three months ended June 30, 2004. The increase in cost of revenue was attributable to TraveLeaders. We acquired TraveLeaders in the fourth quarter of 2004.




     Depreciation and amortization expense increased $163,509, or 92%, to $341,809 for the three months ended June 30, 2005, as compared to depreciation and amortization expense of $178,300 for the three months ended June 30, 2004. The increase in depreciation and amortization expense was primarily attributable to the additional assets that we acquired from Around The World Travel, Inc. and the call center assets becoming eligible for depreciation when our call center operations began in January 2005. Our depreciable assets consisted of office equipment, furniture and fixtures and telecommunications equipment.




     General and administrative expenses increased $172,270, or 36%, to $648,257 for the three months ended June 30, 2005, as compared to general and administrative expenses of $475,987 for the three months ended June 30, 2004. The increase in general and administrative expenses was primarily attributable to general expenses, personnel and rent for the call center operations which began in January 2005 as well as an increase in administrative personnel and professional fees for the real estate operations that we have incurred since the groundbreaking in February 2005 of The Sonesta Orlando Resort at Tierra del Sol. Our general and administrative expenses consisted of the following categories: personnel, facility, technology and telecommunications, professional fees and other general and administrative expenses.

     Loss from operations increased $101,317, or 11%, to $1,046,136 for the three months ended June 30, 2005, as compared to a loss from operations of $944,819 for the three months ended June 30, 2004. The increase in loss from operations was due to the increase in revenue which was offset by the increase in depreciation and amortization expense and general and administrative expenses.



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


     Loss before income taxes increased $552,397, or 66%, to $1,389,662 for the three months ended June 30, 2005, as compared to loss before income taxes of $837,265 for the three months ended June 30, 2004. The increase in loss before income taxes was due to the increase in interest expense, the loss from equity in operations of unconsolidated affiliate and the decrease in income attributable to minority interest.

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


     Net loss increased $551,262, or 66%, to $1,389,662 for the three months ended June 30, 2005, as compared to net loss of $838,400 for the three months ended June 30, 2004. The increase in net loss and basic and diluted net loss per share was due to the increase in loss before income taxes.



     We accrued undeclared preferred stock dividend of $350,890 for the three months ended June 30, 2005, as compared to undeclared preferred stock dividend of $275,969 for the three months ended June 30, 2004. The increase in undeclared preferred stock dividend was due to the issuance of additional shares of preferred stock with cumulative dividends during 2004.


     Net loss after preferred stock dividend increased $626,183, or 56%, to $1,740,552 with basic and diluted net loss per share of $0.17 for the three months ended June 30, 2005, as compared to net loss of $1,114,369 with basic and diluted net loss per share of $0.14 for the three months ended June 30, 2004. The increase in net loss after preferred stock dividend and basic and diluted net loss per share was due to the increase in preferred stock dividend.



Six  Months  ended  June  30,  2005  Compared  to Six Months Ended June 30, 2004
--------------------------------------------------------------------------------


     Revenue increased $11,589,720, or 494%, to $13,934,667 for the six months ended June 30, 2005, as compared to revenue of $2,344,947 for the six months ended June 30, 2004. The increase in revenue was primarily attributable to the additional revenues from the acquisition of assets from Around The World Travel, Inc and the gain from the sale of property in March 2005.




     Cost of revenue increased $10,067,434, or 342%, to $13,008,978 for the six months ended June 30, 2005, as compared to cost of revenue of $2,941,544 for the six months ended June 30, 2004. The increase in cost of revenue was attributable to TraveLeaders. We acquired TraveLeaders in the fourth quarter of 2004.




     Depreciation and amortization expense increased $330,687, or 93%, to $685,305 for the six months ended June 30, 2005, as compared to depreciation and amortization expense of $354,618 for the six months ended June 30, 2004. The increase in depreciation and amortization expense was primarily attributable to the additional assets that we acquired from Around The World Travel, Inc. and the call center assets becoming eligible for depreciation when our call center operations began in January 2005. Our depreciable assets consisted of office equipment, furniture and fixtures and telecommunications equipment.




     General and administrative expenses increased $517,871, or 56%, to $1,447,384 for the six months ended June 30, 2005, as compared to general and administrative expenses of $929,513 for the six months ended June 30, 2004. The increase in general and administrative expenses was primarily attributable to general expenses, personnel and rent for the call center operations which began in January 2005 as well as an increase in administrative personnel and professional fees for the real estate operations that we have incurred since the groundbreaking in February 2005 of The Sonesta Orlando Resort at Tierra del Sol. Our general and administrative expenses consisted of the following categories: personnel, facility, technology and telecommunications, professional fees and other general and administrative expenses.

     Loss from operations decreased $673,728, or 36%, to $1,207,000 for the six months ended June 30, 2005, as compared to a loss from operations of $1,880,728 for the six months ended June 30, 2004. The decrease in loss from operations was due to the increase in revenue which was offset by the increase in depreciation and amortization expense and cost of service revenues.



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

  16.8 (19)    Letter from Bateman & Co., Inc., P.C.

  21 (18)      Subsidiaries of American Leisure Holdings, Inc.

  23.1(22)     Consent of Lopez, Blevins, Bork & Associates, LLP

  23.2 (23)    Consent of David M. Loev, Attorney at Law


  31.1*        CEO Certification pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

  31.2*          CFO Certification pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002


  32.1*        CEO Certification pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

  32.2*          CFO Certification pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


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

                                   AMERICAN LEISURE HOLDINGS, INC.


                                   By:  /s/ Malcolm J. Wright
                                        ---------------------
                                   Name:  Malcolm J. Wright
                                   Title: Chief Executive Officer and
                                          Chief Financial Officer
                                   Date:  August  23, 2007