Form 10QSB/A
period 2005-09-30
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-08-23
CIK 1124197

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


The registrant has restated the financial statements for the nine months ended September 30, 2005 to include the gross revenues and expenses for the business that was acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis. This amended Form 10-QSB includes these restated financial statements and revisions to the related disclosure in "Item 2. Management's Discussion and Analysis or Plan of
Operation" including the disclosure under the heading "Risk Factors." The financial information and related disclosure is current through September 30, 2005, unless otherwise stated. This report also includes new disclosure under "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" and other revised disclosure in "Item 3. Legal Proceedings" and "Item 5. Other Information" under the heading "Related Party Transactions." The other revised disclosures are current through the filing of this report, unless otherwise stated. Investors should read this report in its entirety along with our second amended Form 10-KSB, which we are filing simultaneously with this filing.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                      SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                                     --------------------  -------------------
                                                                          UNAUDITED              AUDITED
                                                                         (Restated)            (Restated)
                                     ASSETS
CURRENT ASSETS:
    Cash                                                             $            479,630  $         2,266,042
    Cash - Restricted                                                           6,231,933                    0
    Accounts receivable, net                                                      768,464            3,539,387
    Note receivable                                                                82,255              113,000
    Prepaid expenses and other                                                  1,271,186               51,460
    Other Current Assets                                                                0               30,476
                                                                     --------------------  -------------------
             Total Current Assets                                               8,833,468            6,000,365
                                                                     --------------------  -------------------
PROPERTY AND EQUIPMENT, NET                                                     4,962,436            6,088,500
                                                                     --------------------  -------------------
LAND HELD FOR DEVELOPMENT                                                      31,838,412           23,448,214
                                                                     --------------------  -------------------
OTHER ASSETS
     Prepaid Sales Commissions                                                  7,649,816            5,966,504
     Prepaid Sales Commissions - affiliated entity                              3,546,136            2,665,387
     Investment-Senior Notes                                                    5,170,000            5,170,000
    Goodwill                                                                   14,425,437           14,425,437
    Trademark                                                                     993,109            1,000,000
     Other                                                                        425,950            2,637,574
                                                                     --------------------  -------------------
             Total Other Assets                                                32,210,448           31,864,902
                                                                     --------------------  -------------------

TOTAL ASSETS                                                         $         77,844,764  $        67,401,981
                                                                     ====================  ===================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt and notes payable          $          8,519,468   $        9,605,235
     Current maturities of notes payable-related parties                          916,317            1,910,629
     Accounts payable and accrued expenses                                      3,467,878            5,618,973
     Accrued expenses - officers                                                1,767,500            1,355,000
     Customer deposits                                                          3,012,032            2,752,535
     Other                                                                        104,635            2,332,886
     Shareholder advances                                                               0              273,312
                                                                     --------------------  -------------------
             Total Current Liabilities                                         17,787,830           23,848,570

Long-term debt and notes payable                                               26,883,742           20,600,062
Deposits on unit pre-sales                                                     32,059,864           16,669,347
                                                                     --------------------  -------------------
             Total liabilities                                                 76,731,436           61,117,979
                                                                     --------------------  -------------------
STOCKHOLDERS' EQUITY:
     Preferred stock; 1,000,000 shares authorized; $.001 par value;
       1,000,000 Series "A" shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                    10,000               10,000
     Preferred stock; 100,000 shares authorized; $.01 par value;
       2,825 Series "B" shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                        28                   28
     Preferred stock, 28,000 shares authorized; $.01 par value
      27,189 Series "C" shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                       272                  272
     Preferred stock; 50,000 shares authorized; $.001 par value;
       24,101 Series "E" shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                        24                   24
     Preferred stock; 150,000 shares authorized; $.01 par value;
       0 and 1,936 Series "F" shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                         0                   19
     Common stock, $.001 par value; 100,000,000 shares authorized;
       10,137,974 and 9,977,974 shares issued and outstanding at
       September 30, 2005 and December 31, 2004                                    10,138                9,978

     Additional paid-in capital                                                15,442,693           15,636,322
     Accumulated deficit                                                      (14,349,827)          (9,372,641)
                                                                     --------------------  -------------------
             Total Stockholders' Equity                                         1,113,328            6,284,002
                                                                     --------------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $        77,844,764   $       67,401,981
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

                                         AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                           (UNAUDITED)


                                                 NINE MONTHS ENDED     NINE MONTHS ENDED    THREE MONTHS ENDED   THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2005    SEPTEMBER 30, 2004   SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                                -------------------    ------------------   ------------------   ------------------
                                                     UNAUDITED             UNAUDITED             UNAUDITED             UNAUDITED
                                                    (Restated)             (Restated)            (Restated)           (Restated)
Revenue                                         $        19,808,512    $        3,701,469   $        5,873,844   $        1,356,522

Cost of Service Revenues                                (19,395,516)           (4,551,481)          (6,386,538)          (1,609,938)
                                                -------------------    ------------------   ------------------   ------------------

Gross Margin                                                412,996              (850,012)            (512,694)            (253,416)

Operating Expenses:
    Depreciation and amortization                        (1,027,159)             (536,525)            (341,853)            (181,906)
    General and administrative expenses                  (2,914,511)           (1,686,410)          (1,467,127)            (653,771)
                                                -------------------    ------------------   ------------------   ------------------

Total Operating Expenses                                 (3,941,670)           (2,222,935)          (1,808,980)            (835,677)
                                                -------------------    ------------------   ------------------   ------------------

Loss from Operations                                     (3,528,674)           (3,072,947)          (2,321,674)          (1,089,093)

Interest Expense                                         (1,448,512)             (215,251)            (711,668)            (126,305)

Minority Interest                                                 -               510,348                    -               26,062
                                                -------------------    ------------------   ------------------   ------------------

Loss before Income Taxes                                 (4,977,186)           (2,777,850)          (3,033,342)          (1,189,336)

PROVISIONS FOR INCOME TAXES                                       -                (5,322)                   -               (1,452)
                                                -------------------    ------------------   ------------------  -------------------

NET LOSS                                        $        (4,977,186)  $        (2,783,172)  $       (3,033,342)  $       (1,190,788)
                                                ===================   ===================   ==================   ==================

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                         $             (0.60)  $             (0.41)  $            (0.33)  $            (0.16)
                                                ===================   ===================   ==================   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                                  10,047,718              8,211,027          10,137,974            9,103,983
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

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)


NOTE  A  -  PRESENTATION
The consolidated balance sheets of the Company as of September 30, 2005 and December 31, 2004, the related consolidated statements of operations for the nine and three months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, (the financial statements) include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of Operations For the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and restated Financial Statements and notes thereto included in the Company's December 31, 2004, Form 10-KSB & 10-KSB/A, Amendment No. 2, the Company's June 30, 2005 Form 10-QSB/A, Amendment No. 1 and March 31, 2005 Form 10-QSB/A, Amendment No. 2 and the Company's Forms 8K & 8-K/A filings.



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

NOTE J - RESTATEMENT

American Leisure has restated the financial statements for the three and nine months ended September 30, 2005, to include gross revenues and expenses for the TraveLeaders business interests acquired from Around the World Travel on December 31, 2004, which business assets and interests were thereupon combined with American Leisure. The revenues and expenses were previously reported on a net basis in connection with the terms of the Management Agreement pursuant to which AWT acted as the manager. As such, AWT was responsible for such TraveLeaders revenues and related expenses. The entitlement of American Leisure in relation to TraveLeaders and the combined business interests was an entitlement to a net operating result pursuant to the Management Agreement. Therefore, the restated financial statements do not involve any change to the cash flow, net income or balance sheet of American Leisure.

A summary of the restatement is as follows:

                                                             Increase                   As
                               As previously reported       (Decrease)               Restated
                              ------------------------  --------------------  ---------------------
Nine months ended
  September 30, 2005:
  Statements of Operations:
    Revenue                   $             5,640,341   $        14,168,171   $         19,808,512
    Cost of Service Revenues  $                     -   $       (19,395,516)  $        (19,395,516)
    Gross Margin              $             5,640,341   $        (5,227,345)  $            412,996
    Depreciation and
      Amortization            $            (1,231,892)  $           204,733   $         (1,027,159)
    General and
      administrative expenses $            (7,662,588)  $         4,748,077   $         (2,914,511)
    Loss From Operations      $            (3,254,139)  $          (274,535)  $         (3,528,674)
    Equity in Operations of
      unconsolidated entities $              (274,535)  $           274,535   $                  -

Nine months ended
  September 30, 2004:
  Statements of Operations:
    Cost of Service Revenues  $                     -   $        (4,551,481)  $         (4,551,481)
    Depreciation and
      Amortization            $              (679,543)  $           143,018   $           (536,525)
    General and
      Administrative expenses $            (6,094,873)  $         4,408,463   $         (1,686,410)

Three months ended
  September 30, 2005:
  Statements of Operations:
    Revenue                   $             1,141,422   $         4,732,422   $          5,873,844
    Cost of Service Revenues  $                     -   $        (6,386,538)  $         (6,386,538)
    Gross Margin              $             1,141,422   $        (1,654,116)  $           (512,694)
    Depreciation and
      Amortization            $              (417,965)  $            76,112   $           (341,853)
    General and
      administrative expenses $            (2,985,390)  $         1,518,263   $         (1,467,127)
    Loss From Operations      $            (2,261,933)  $           (59,741)  $         (2,321,674)
    Equity in Operations of
      unconsolidated entities $               (59,741)  $            59,741   $                  -

Three months ended
  September 30, 2004:
  Statements of Operations:
    Cost of Service Revenues  $                     -   $        (1,609,938)  $         (1,609,938)
    Depreciation and
      amortization            $              (236,551)  $            54,645   $            181,906
    General and
      Administrative expenses $            (2,209,064)  $         1,555,293   $           (653,771)

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



     Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we incur a fee of 10% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization.




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

RESULTS  OF  OPERATIONS

Three  Months  ended  September 30,  2005  Compared  to  Three  Months  Ended
-----------------------------------------------------------------------------
September 30, 2004
------------------


     Revenue increased $4,517,322, or 333%, to $5,873,844 for the three months ended September 30, 2005, as compared to revenue of $1,356,522 for the three months ended September 30, 2004. The increase in revenue was primarily attributable to increased travel revenues for summer travel which was offset by a higher than expected loss from the call center operations and TraveLeaders. We acquired TraveLeaders in the fourth quarter of 2004.



     Cost of revenue increased $4,776,600, or 297%, to $6,386,538 for the three months ended Septmeber 30, 2005, as compared to cost of revenue of $1,609,938 for the three months ended September 30, 2004. The increase in cost of revenue was attributable to TraveLeaders. We acquired TraveLeaders in the fourth quarter of 2004.



     Depreciation and amortization expense increased $159,947, or 88%, to $341,853 for the three months ended September 30, 2005, as compared to depreciation and amortization expense of $181,906 for the three months ended September 30, 2004. The increase in depreciation and amortization expense was primarily attributable to the additional assets that we acquired from Around The World Travel, Inc. and the call center assets becoming eligible for depreciation when our call center operations began in January 2005. Our depreciable assets consisted of office equipment, furniture and fixtures and telecommunications equipment.

     General and administrative expenses increased $813,356, or 124%, to $1,467,127 for the three months ended September 30, 2005, as compared to general and administrative expenses of $653,771 for the three months ended September 30, 2004. The increase in general and administrative expenses was primarily attributable to general expenses, personnel and rent for the call center operations which began in January 2005,an increase in general and personnel expenses incurred by American Travel & Marketing Group, Inc., which develops and operates Internet structured affinity clubs, increases in general expenses incurred by Comtech Fibernet, Inc., which operates a fiber optics business, and a write-off of accounts receivable by American Leisure Marketing and Technology, Inc., which is non-operating. Our general and administrative expenses consisted of the following categories: personnel, facility, technology and telecommunications, professional fees and other general and administrative expenses.




     Loss from operations increased $1,232,581, or 113%, to $2,321,674 for the three months ended September 30, 2005, as compared to a loss from operations of $1,089,093 for the three months ended September 30, 2004. The increase in loss from operations was due to the decrease in revenue and the increase in depreciation and amortization expense and general and administrative expenses.




     Interest expense increased $585,363, or 463%, to $711,668 for the three months ended September 30, 2005, as compared to interest expense of $126,305 for the three months ended September 30, 2004. During the period from December 2003 to December 2004, we received a total of $11,505,000 of convertible debt financing from Stanford Venture Capital Holdings, Inc. ("Stanford"). Interest expense increased as a result of the debt financing that we received from Stanford and interest on additional debt that we either assumed or incurred in acquiring substantially all of the assets of Around The World Travel, Inc.



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

Nine  Months  ended  September  30,  2005  Compared  to  Nine  Months  Ended
----------------------------------------------------------------------------
September 30, 2004
------------------


     Revenue increased $16,107,043, or 435%, to $19,808,512 for the nine months ended September 30, 2005, as compared to revenue of $3,701,469 for the nine months ended September 30, 2004. The increase in revenue was primarily attributable to additional revenue from the assets that we acquired from Around The World Travel, Inc. and the gain from the sale of property in March 2005.




     Cost of revenue increased $14,844,035, or 326%, to $19,395,516 for the nine months ended Septmeber 30, 2005, as compared to cost of revenue of $4,551,481 for the nine months ended September 30, 2004. The increase in cost of revenue was attributable to TraveLeaders. We acquired TraveLeaders in the fourth quarter of 2004.




     Depreciation and amortization expense increased $490,634, or 91%, to $1,027,159 for the nine months ended September 30, 2005, as compared to depreciation and amortization expense of $536,525 for the nine months ended September 30, 2004. The increase in depreciation and amortization expense was primarily attributable to the additional assets that we acquired from Around The World Travel, Inc. and the call center assets becoming eligible for depreciation when our call center operations began in January 2005. Our depreciable assets consisted of office equipment, furniture and fixtures and telecommunications equipment.




     General and administrative expenses increased $1,228,101, or 73%, to $2,914,511 for the nine months ended September 30, 2005, as compared to general and administrative expenses of $1,686,410 for the nine months ended September
30, 2004. The increase in general and administrative expenses was primarily attributable to general expenses, personnel and rent for the call center operations which began in January 2005, an increase in general and personnel expenses incurred by American Travel & Marketing Group, Inc., which develops and operates Internet structured affinity clubs, increases in general expenses incurred by Comtech Fibernet, Inc., which operates a fiber optics business, and a write-off of accounts receivable by American Leisure Marketing and Technology, Inc., which is non-operating. Our general and administrative expenses consisted of the following categories: personnel, facility, technology and telecommunications, professional fees and other general and administrative expenses.

     Loss from operations increased $455,727, or 15%, to $3,528,674 for the nine months ended September 30, 2005, as compared to a loss from operations of $3,072,947 for the nine months ended September 30, 2004. The increase in loss from operations was primarily due to the increase in depreciation and amortization expense and general and administrative expenses.




     Interest expense increased $1,233,261, or 573%, to $1,448,512 for the nine months ended September 30, 2005, as compared to interest expense of $215,251 for the nine months ended September 30, 2004. During the period from December 2003 to December 2004, we received a total of $11,505,000 of convertible debt financing from Stanford. Interest expense increased as a result of the debt financing that we received from Stanford and interest on additional debt that we either assumed or incurred in acquiring substantially all of the assets of Around The World Travel, Inc.



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