Form 10KSB/A
period 2005-12-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-08-24
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A
                                 Amendment No.3


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

We are filing this amendment number 3 to our Annual Report on Form 10-KSB for the year ending December 31, 2005, which was initially filed on March 31, 2006, to respond to comments we have received from the SEC. We filed the first amendment in response to the SEC's comments on October 18, 2006. Pursuant to the SEC's comments, we revised our Annual Report for the year ending December 31, 2005 as follows: (i) we reclassified restricted cash for use on construction as long-term, since construction will not be completed until 2007; (ii) we revised our current and long-term debt and disclosure under Note 11: Long Term Debt and Notes Payable; (iii) we revised our statement of operations for the Fiscal Year Ended December 31, 2005 to reflect the direct costs of our travel business that were previously recorded in operating expenses; (iv) we revised our accounting policies and added a policy for land held for development and managed assets;
(v) we expanded our disclosure in Note 14 - Stockholders Equity and Redeemable Preferred Stock to further discuss the redemption features and conversion terms;
(vi) we also clarified in Note 14 warrants issued for services, deferred financing costs and the purchase of minority interest; (viii) we revised our disclosure in Note 17 to expand our disclosure regarding our license and management agreement for certain travel business assets; and (ix) we added Note 22 - Reclassifications and restatement.

This amendment is issued to restate the financial statements for the year ended December 31, 2005, to include gross revenues and expenses, as required by generally accepted accounting principles, for the TraveLeaders business interests acquired from Around the World Travel on December 31, 2004, which business and assets and interests were thereupon consolidated with American
Leisure. The revenues and expenses were previously reported on a net basis in connection with the terms of the Management Agreement pursuant to which AWT acted as the manager. As such, AWT was responsible for such TraveLeaders revenues and related expenses. The entitlement of American Leisure in relation to TraveLeaders and the combined business interests was an entitlement to a net operating result pursuant to the Management Agreement. Therefore, the restated financial statements do not involve any change to the cash flow, net income or balance sheet of American Leisure.

Other than the items mentioned above, this Amended Report on Form 10-KSB remains substantially similar to the amended Form 10-KSB filed with the Securities and Exchange Commission on March 19, 2007 and investors should review the Registrant's more recent periodic and current report filings to obtain current information about the Registrant's business operations and financial condition.

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

Revenues from our wholly owned subsidiary ALEC are recognized as earned, which is primarily at the time of delivery of the related service. Specifically, commission revenues from cruises, hotel and car rentals are recognized upon completion of travel, hotel stay or car rental. Commission fees for ticketing are recognized at the time of departure.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

We had revenues of $38,555,840 for the fiscal year ended December 31, 2005, as compared to revenues of $6,419,320 for the fiscal year ended December 31, 2004, which represents a $32,136,520 increase in revenue from the prior period. The increase in revenue was due to increased revenue due to our sale of 41 acres of property in December 2005, located in Polk County, Florida (adjacent to the Sonesta Resort property) for $8,000,000 and a profit of $3,324,736, as well as the sale of 13.5 acres of undeveloped property for approximately $4,000,0000 during the year ended December 31, 2005. We also acquired TraveLeaders in the fourth quarter of 2004. Revenues and expenses for TraveLeaders have been consolidated in the financial statements.

Revenues of $38,555,840 for the fiscal year ended December 31, 2005, included operating revenues of $26,535,840 and undeveloped land sales of $12,020,000.

We had cost of undeveloped land sales and service revenues of $8,122,562 and $25,940,440, respectively, as of December 31, 2005, compared to cost of undeveloped land sales and service revenues of $-0- and $4,192,891, respectively, as of December 31, 2004.

We had total operating expenses of $5,004,379 for the fiscal year ended December 31, 2005, as compared to total operating expenses of $6,436,178 for the fiscal year ended December 31, 2004, which represented a decrease of $1,431,799 or 23% from the prior period. Total operating expenses for the year ended December 31, 2005, included depreciation and amortization of $1,368,929, an increase of $706,394 or 107% compared to depreciation and amortization expense for the prior year of $662,535 and general and administrative expenses of $3,635,450, a decrease of $638,193 or 15% from the prior period. Additionally, although there was a goodwill impairment expense of $1,500,000 for the year ended December 31, 2004, there was no such expense for the year ended December 31, 2005. The increase in general and administrative expenses was due to increased professional fees and increased travel and insurance expenses during the year ended December 31, 2005, compared to the year ended December 31, 2004. These increased professional fees were due to increased fees paid to independent contractors at American Travel and Marketing Group, Inc., legal fees in connection with the Sonesta Resort, Reedy Creek Property and KeyBank closings, as well as the Company's SEC filings. The increased travel expenses were attributable to increased costs associated with the travel by American Travel and Marketing Group, Inc. and Comtech Fibernet, Inc., as well as increased travel expenses due to Caribbean Leisure Marketing, Inc.'s supervision of the Antiguan call center which was launched in January 2005.

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

We had $3,317,033 of total other expenses during the year ended December 31, 2005, compared to total other expenses of $2,411,728 for the year ended December 31, 2004, an increase of $905,305 or 38% from the prior period. Total other expenses for the year ended December 31, 2005 included interest expense and the amortization of deferred financing costs from the additional notes entered into in 2005 and late 2004 plus the loss from operations of unconsolidated affiliate, while the unrealized loss from marketable securities and the allocated minority interest reversal were non-reoccurring 2004 events.

We had loss before income taxes of $3,828,574 for the year ended December 31, 2005, compared to a loss before income taxes of $6,621,477 for the year ended December 31, 2004, a decrease in loss before income taxes of $2,792,903 or 42% from the prior period.

We had provision for income taxes of $5,004 for the year ended December 31, 2005, compared to provision for income taxes of $12,824 for the year ended December 31, 2004, a decrease in provision for income taxes of $7,820 or 61.0% from the prior period. Provision for income taxes for the year ended December 31, 2005 was due to state income tax due by Hickory.

We had a loss from discontinued operations of $293,201 for the year ended December 31, 2005, compared no discontinued operations for year ended December 31, 2004.

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

We had net cash flows used by operating activities of $603,429 for the Year ended December 31, 2005, which was attributable to an increase in deposits on unit pre-sales in the Sonesta Resort of $20,997,022, an increase in accounts payable and accrued expenses of $6,468,380, interest expense of $1,887,623, depreciation expense of $1,680,336, a decrease in receivables of $1,496,246, and an increase in shareholder advances and notes payable of $71,823, which items were offset by the following major line items, net loss of $4,126,779, increase in restricted cash of $11,075,354, an increase in land held for development of $7,782,776, an increase in prepaid and other assets of $7,564,683, and increase in prepaid commissions of $2,655,267. The increase in prepaid and other assets was caused by our settlement of the Around The World Travel, Inc. ("AWT") Asset Purchase Agreement, described in greater detail above, which caused certain funds and assets that had been remitted to AWT to be treated as receivables.

We had total cash flows used in investing activities of $6,504,341 as of December 31, 2005, which was used as follows: $3,185,547 for the acquisition of the assets of Around The World Travel, Inc.; $175,689 of acquisition of fixed assets; $141,400 of advances to Caribbean Media Group, Inc.; $2,100,000 of restricted cash and $901,705 for investment in Reedy Creek Acquisition Corp.

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


Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
March 30, 2006, except for Note 22 which is as of August 21, 2007

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

                AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                       2005           2004
                                                   -------------  ------------
                                                     Restated
Revenue:
    Operating Revenues                             $  26,535,840  $  6,419,320
    Undeveloped Land Sales                            12,020,000             -
                                                   -------------  ------------
    Total Revenue                                     38,555,840     6,419,320

Cost of Operating Revenues                            25,940,440     4,192,891
Cost of Undeveloped Land Sales                         8,122,562             -
                                                   -------------  ------------
                                                      34,063,002     4,192,891

Gross Margin                                           4,492,838     2,226,429

Operating Expenses:
    Depreciation and amortization                     (1,368,929)     (662,535)
    General and administrative expenses               (3,635,450)   (4,273,643)
    Goodwill impairment                                        -    (1,500,000)
                                                   -------------  ------------
                                                      (5,004,379)   (6,436,178)

Loss from Operations                                    (511,541)   (4,209,749)

Interest Expense                                      (3,317,033)     (736,798)

Unrealized loss on marketable securities                       -    (2,185,278)

Minority Interest                                              -       510,348

Equity in operations of unconsolidated affiliate        (293,201)            -
                                                   -------------  ------------
Total Other Income (Expense)                          (3,610,234)   (2,411,728)
                                                   -------------  ------------

Loss before Income Taxes                              (4,121,775)   (6,621,477)

PROVISIONS FOR INCOME TAXES                               (5,004)      (12,824)
                                                   -------------  ------------

NET LOSS                                              (4,126,779)   (6,634,301)

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                            $       (0.55) $      (0.83)
                                                   =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                               10,070,467     8,607,614
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


NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

American Leisure's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. American Leisure has working deficit of $1,709,634 and has obtained adequate debt financing on the Orlando Resort property; however, American Leisure incurred a net loss of $4,126,779 during 2005 and there is substantial doubt as to American Leisure's ability to achieve profitable operations.

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

NOTE 6 - PROPERTY AND EQUIPMENT, NET

At December 31, 2005, property and equipment consisted of the following:


                                        Useful
                                         Lives       2005         2004
                                                    ------      -------
Computer equipment                         3-5   $   419,683  $   576,783
Furniture & fixtures                       5-7     1,547,978       60,374
Automobiles                                  5        63,230       63,230
Leasehold improvements                       5         3,100            -
Telecommunications equipment                 7     7,144,200    6,782,110
                                                 -----------  -----------
                                                   9,178,191    7,482,497
Less: accumulated depreciation and amortization    4,594,338    1,393,997
                                                 -----------  -----------
                                                 $ 4,583,853  $ 6,088,500
                                                 ===========  ===========

Depreciation expense was $3,200,338 and $936,874 for 2005 and 2004, respectively.


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

NOTE 15 - NET INCOME (LOSS) PER SHARE

Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income
(loss) per share as follows:

Description                                           2005          2004
                                                 -----------    -----------
Net Loss (as reported)                           $(4,129,779)   $(6,634,301)
Less Undeclared Preferred Stock Dividend          (1,439,405)      (551,938)
                                                 -----------    -----------
Net Loss after Preferred Stock Dividend          $(5,569,184)   $(7,186,239)
                                                 ===========    ===========
Net Income (Loss) per share Basic and Diluted    $     (0.55)   $     (0.83)
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

NOTE 22 - Reclassifications and Restatements

The Company has restated and reclassified certain amounts in our December 31, 2005 consolidated financial statements. We have reclassified amounts related to how we recognize revenues and cost of revenues on the sales of our undeveloped land. The Company is now showing undeveloped land sales and the corresponding cost of undeveloped land separately. We also reclassified amounts related to restricted cash received from deposits on future resort property sales as long-term and reclassified certain long-term debt in current maturities. We also reclassified direct land costs to costs of undeveloped land sales from general and administrative costs. The Company has also restated the financial statements for the year ended December 31, 2005, to include gross revenues and expenses for the TraveLeaders business interests acquired from Around the World Travel on December 31, 2004, which business assets and interests were previously reported on a net basis in connection with the terms of the Management Agreement pursuant to which AWT acted as the manager. As such, AWT was responsible for such TraveLeaders revenues and expenses. The entitlement of American Leisure in relation to TraveLeaders and the combined business interests was an entitlement to a net operating result pursuant to the Management Agreement. Therefore, the restated financial statements do not involve any change to the cash flow, net income or balance sheet of American Leisure.

The restatements for the year ended December 31, 2005 are  as  follows:

                                           As
                                       originally      Amendments           As         Amendment       As
                                         filed         No. 1 & 2         restated        No. 3      restated
Balance Sheet:

Current Assets:
  Cash - restricted                  $  13,175,354   $(11,075,354)  $ 2,100,000   $          -   $  2,100,000
    Total current assets                22,130,325    (11,075,354)   11,054,971              -     11,054,971

Other Assets
  Cash - restricted                              -     11,075,354    11,075,354              -     11,075,354
    Total other assets                  28,513,788     11,075,354    39,589,142              -     39,589,142

Current Liabilities:
  Current maturities of long
   -term debt and notes payable      $   1,790,808   $  1,861,427   $ 3,652,235   $          -   $  3,652,235
  Current maturities of notes
   payable-related parties               1,268,101        382,504     1,650,605              -      1,650,605
    Total current liabilities           10,520,674      2,243,931    12,764,605              -     12,764,605

Long-term debt and notes payable        34,532,851     (2,243,931)   32,288,920              -     32,288,920

Statements of Operations:

Operating revenues                       7,361,284              -     7,361,284     19,174,556     26,535,840
Undeveloped land sales                  12,020,000              -    12,020,000              -     12,020,000

Cost of operating revenues                       -     (5,157,524)   (5,157,524)   (20,782,916)   (25,940,440)
Cost of undeveloped land sales          (8,122,562)             -    (8,122,562)             -     (8,122,562)
                                     --------------                 ------------                  ------------

Gross margin                            10,089,927                    6,101,198                     4,492,838


Operating expenses:
  Depreciation and amortization         (1,680,336)       204,010    (1,476,326)       107,397     (1,368,929)
  General and administrative           (10,089,927)     4,953,514    (5,136,413)     1,500,963     (3,635,450)
                                     --------------                 ------------                  ------------

Loss from operations                      (511,541)                    (511,541)                     (511,541)

Statements of Cash Flows:

Cash flows from operating activities:
  Changes in assets and liabilities:
    (Increase) decrease in land held
      for development                            -     (7,782,776)   (7,782,776)             -     (7,782,776)
    Net cash provided (used) by
      operating activities               7,179,347     (7,782,776)     (603,429)             -       (603,429)

Cash flows from investing activities:
  Capitalization of real estate costs   (7,782,776)     7,782,776             -              -              -
    Net cash from investing activities (14,287,117)     7,782,776    (6,504,341)             -     (6,504,341)

                                      F-36

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

                        AMERICAN LEISURE HOLDINGS, INC.

                        By:  /s/ Malcolm J. Wright
                             --------------------------
                        Name:  Malcolm J. Wright
                        Title: Chief Executive Officer and
                               Director
                        Date:  August 24, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                        DATE
---------------------  ---------------------------------------  ---------------
/s/ Malcolm J. Wright  Chief Executive Officer, President,      August 24, 2007
---------------------
Malcolm J. Wright      and Chairman of the Board of Directors

/s/ Omar Jimenez       Chief Financial Officer                  August 24, 2007
---------------------
Omar Jimenez           (Principal Accounting Officer)

/s/ Frederick Pauzar   President, Chief Operating Officer,      August 24, 2007
---------------------
Frederick Pauzar       and Director

/s/ Michael Crosbie    General Counsel,                         August 24, 2007
---------------------
Michael Crosbie        Executive Vice President,
                       and Secretary

/s/ James Leaderer     Director                                 August 24, 2007
---------------------
James Leaderer