Form 10QSB/A
period 2006-03-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-09-06
CIK 1124197

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

The registrant has restated the financial statements for the three months ended March 31, 2006 to include the gross revenues and expenses for the business that was acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis. This amended Form 10-QSB includes these restated financial statements and certain revisions to the Related disclosure in "Item 2. Management's Discussion and Analysis or Plan of Operation" including the disclosure under the heading "Risk Factors." The financial information and related disclosure is current through March 31, 2006, unless otherwise stated. None of the other sections of this amended report on Form 10-QSB have been amended or updated since the Registrant's Form 10-QSB filed in July 2005, and investors are therefore cautioned to review the Registrant's most recent periodic and current report filings for updated and current information regarding the Registrant's operations and results of operations.

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

                     AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                              THREE MONTHS ENDED  THREE MONTHS ENDED
                                                 MARCH 31, 2006     MARCH 31, 2005
                                                   -----------        -----------
                                                    UNAUDITED          UNAUDITED
                                                    (RESTATED)         (RESTATED)
Revenue
    Operating Revenues                         $     6,379,373    $    6,739,460
    Undeveloped Land Sales                          13,129,246         4,132,911
                                                   -----------        ----------

Total Revenue                                       19,508,619        10,872,371

Cost of Service Revenues                         (6,194,226)        (6,827,622)
Cost of Undeveloped Land Sales                      (9,796,634)       (3,062,990)
                                                   -----------        ----------

Gross Margin                                         3,517,759          981,759

Operating Expenses:
    Depreciation and amortization                     (342,358)         (343,496)
    General and administrative expenses               (855,811)         (799,127)
                                                   -----------        ----------

Income (Loss) from Operations                        2,319,590          (160,864)
                                                   -----------        ----------
Interest Expense                                    (1,240,148)         (393,319)

Equity in operations of unconsolidated affiliate        64,484                 -
                                                   -----------        ----------
Total Other Income (Expense)                        (1,175,664)         (393,319)
                                                   -----------        ----------

Income (Loss) before Income Taxes                    1,143,926          (554,183)

PROVISIONS FOR INCOME TAXES                             (1,399)                -
                                                   -----------        ----------

NET INCOME (LOSS)                               $    1,142,527     $    (554,183)
                                                   ===========        ==========

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                         $         0.07     $       (0.09)
                                                   ===========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             10,620,530         9,977,974
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

Travel Unit ("Travel") provides travel related services.

For the three months ending March 31, 2006:


In (000's)    Real Estate    Call Center       Travel          Elim.         Consol.
             -------------  -------------  -------------  -------------  -------------
Revenue       $   13,493     $       64     $    6,002     $       (50)   $    19,509
Segment
income
(loss)        $    2,304     $     (125)    $     (369)    $      (667)   $     1,143
Total Assets  $   96,142     $    2,755     $   11,505     $      (322)   $   110,080
Capital
Expenditures  $        -     $        -     $        -     $         -    $         -
Depreciation  $      186     $      162     $       67     $         -    $       415

For the three months ending March 31, 2005:

In (000's)    Real Estate    Call Center     Travel           Elim.         Consol.
             -------------  -------------  -------------  -------------  -------------
Revenue       $    4,279     $        -     $    6,593     $         -    $    10,872
Segment
income
(loss)        $       26     $     (240)    $     (340)    $         -    $      (554)
Total Assets  $   65,521     $    3,380     $   16,000     $   (18,293)   $    66,608
Capital
Expenditures  $        -     $        1     $        3     $         -    $         4
Depreciation  $      181     $      162     $       88     $         -    $       431

The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE I - RECLASSIFICATIONS

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 financial statement presentation.

NOTE J - RESTATEMENT

American Leisure has restated its financial statements to include the gross revenues and expenses for the business that was acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis.
The inclusion of gross revenue and expenses from Around the World did not affect net income.

A summary of the restatement is as follows:

                                       As previously reported                      As Restated
THREE MONTHS ENDED 03/31/06             THREE MONTHS ENDED       Increase     THREE MONTHS ENDED
                                             03/31/06           (Decrease)         03/31/06

Operating Revenues                   $             1,662,295   $ 4,717,078   $         6,379,373
Undeveloped land sales               $            13,129,246   $         -   $        13,129,246
Total Revenue                        $            14,791,541   $ 4,717,078   $        19,508,619
Cost of Service Revenues             $                     -   $(6,194,226)  $        (6,194,226)
Cost of Undeveloped Land Sales       $            (9,796,634)  $         -   $        (9,796,634)
Gross Margin                         $             4,994,907   $(1,477,148)  $         3,517,759
Depreciation and amortization        $              (415,372)  $    73,014   $          (342,358)
General and administrative expenses  $            (2,259,945)  $ 1,404,134   $          (855,811)
Income (Loss) from Operations        $             2,319,590   $         -   $         2,319,590

                                       As previously reported                      As Restated
THREE MONTHS ENDED 03/31/05             THREE MONTHS ENDED        Increase      THREE MONTHS ENDED
                                             03/31/05            (Decrease)         03/31/05

Operating Revenues                   $             1,605,754   $ 5,133,706   $         6,739,460
Undeveloped Land Sales               $             4,132,911   $         -   $         4,132,911
Total Revenue                        $             5,738,665   $ 5,133,706   $        10,872,371
Cost of Service Revenues             $                     -   $(6,827,622)  $        (6,827,622)
Cost of Undeveloped Land Sales       $            (3,062,991)  $         1   $        (3,062,990)
Gross Margin                         $             2,675,674   $(1,693,915)  $           981,759
Depreciation and amortization        $              (431,382)  $    87,886   $          (343,496)
General and administrative expenses  $            (2,405,156)  $ 1,606,029   $          (799,127)
Income (Loss) from Operations        $              (160,864)  $         -   $          (160,864)

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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

We had total revenue for the three months ended March 31, 2006 of $19,508,619, which was composed of operating revenues of $6,379,373 and undeveloped land sales of $13,129,246. This represented an increase in total revenues of $8,636,248, from total revenues of $10,872,371 of total revenues for the three months ended March 31, 2005. The reasons for the increase in total revenue for the three months ended March 31, 2006; compared to the three months ended March 31, 2005 were the $8,996,335 or 217.7% increase in undeveloped land sales relating to sale of forty-two acres of land to the District, other real estate revenues of $167,338, the start of the operations at the call center with revenues of $64,484 and a decrease of travel business revenues of $591,909 or 9%.

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

We had a gross margin of $3,517,759 for the three months ended March 31, 2006, compared to a gross margin of $981,759 for the three months ended March 31, 2005, an increase of $2,536,000 or 258.3% from the prior period, which increase in gross margin was mainly due to the 79.4% increase in total revenue offset by the 219.8% increase in cost of undeveloped land sales for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

We had total operating expenses of $1,198,168 for the three months ended March 31, 2006, compared to total operating expenses of $1,142,623 for the three months ended March 31, 2005, a increase in total operating expenses of $55,545 or 4.9% from the prior period. The increase in total operating expenses from the prior period was mainly due to the $56,684 or 7.1% increase in general and administrative expenses.

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

We had income before income taxes of $1,143,926 for the three months ended March 31, 2006, compared to loss before income taxes of $554,183 for the three months ended March 31, 2005, an increase in income before income taxes of $1,633,625 or 294.8% from the prior quarter.

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

We had net cash flows provided by operating activities of $3,396,737 for the three months ended March 31, 2006, which was mainly attributable to an increase in prepaid and other assets of $1,348,704, and an increase in prepaid commissions of $925,413 in connection with prepaid commissions paid on sales of condominiums and town homes in the Sonesta Resort, offset by a $962,729 decrease in receivables, $1,148,515 of interest expense and $1,142,527 of net income. The increase in prepaid and other assets was caused by our settlement of the Around The World Travel, Inc. ("AWT") Asset Purchase Agreement, described in greater detail above, which caused certain funds and assets that had been remitted to AWT to be treated as receivables.

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

10.45(11)    Malcolm  J.  Wright  Guaranty  Agreement  regarding  $1,411,705
             Promissory  Note  with  Harborage  Leasing  Corporation

10.46(11)    Harborage  Leasing Corporation warrant to purchase 300,000 shares of  common  stock  at  $5.00  per  share

10.47(12)    Third  Party  Debt  Guarantor  Agreement

10.48(12)    Note  Modification  Agreement  with  SIBL

10.49(13)    Michael D. Crosbie Employment Agreement

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1*        Certification of Chief Executive Officer Pursuant to 10 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*        Certification of Chief Financial Officer Pursuant to 10 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(13) Filed as Exhibit 10.49 to the Company's Report on Form 10-QSB, which was filed with the SEC on May 22, 2006, and is incorporated herein by reference.

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

                                    AMERICAN LEISURE HOLDINGS, INC.

DATED: September 6, 2007            By: /s/ Malcolm J. Wright
                                       ------------------------
                                       Malcolm J. Wright
                                       Chief Executive Officer