Form 10QSB/A
period 2006-06-30
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-09-06
CIK 1124197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 2
(Mark One)

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


The registrant has restated the financial statements for the six months ended June 30, 2006 to include the gross revenues and expenses for the business that was acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis. This amended Form 10-QSB includes these restated financial statements and certain revisions to the related disclosure in "Item 2. Management's Discussion and Analysis or Plan of Operation" including the disclosure under the heading "Risk Factors." The financial information and related disclosure is current through June 30, 2006, unless otherwise stated. None of the other sections of this amended report on Form 10-QSB have been amended or updated since the Registrant's amended Form 10-QSB filed in March 2007, and investors are therefore cautioned to review the Registrant's most recent periodic and current report filings for updated and current information regarding the Registrant's operations and results of operations.



Other than the items mentioned above, this Amended Report on Form 10-QSB remains substantially similar to the amended Form 10-QSB/A filed with the Securities and Exchange Commission on March 7, 2007, and investors should review the Registrant's more recent periodic and current report filings to obtain current information about the Registrant's business operations and financial condition.

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

                                    AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                   THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005



                                                SIX MONTHS ENDED  SIX MONTHS ENDED  THREE MONTHS ENDED  THREE MONTHS ENDED
                                                  JUNE 30, 2006     JUNE 30, 2005      JUNE 30, 2006       JUNE 30, 2005
                                                   ------------      ------------       ------------        ------------
                                                    UNAUDITED          UNAUDITED          UNAUDITED          UNAUDITED
                                                     Restated           Restated          Restated            Restated
Revenue
    Operating Revenues                             $ 12,870,320      $ 10,016,551      $   6,490,947        $ 6,340,081
    Undeveloped Land Sales                           13,129,246         4,132,911                  -                  -
                                                   ------------      ------------       ------------        ------------

Total Revenue                                        25,999,566        14,149,462          6,490,947          6,340,081

Cost of Travel Revenues                             (12,389,822)       (9,896,392)        (6,195,596)        (6,232,429)
Cost of Undeveloped Land Sales                       (9,796,634)       (3,062,990)                 -                  -
                                                   ------------      ------------       ------------        ------------

Gross Margin                                          3,813,110         1,190,080            295,351            107,652

Operating Expenses:
    Depreciation and amortization                      (361,735)         (360,760)         (159,993)          (179,537)
    General and administrative expenses              (1,688,762)       (1,447,384)         (881,071)          (619,737)
                                                   ------------      ------------       ------------        ------------

Income (Loss) from Continuing Operations              1,762,613          (618,064)         (745,713)          (691,618)

Interest Expense                                     (2,517,382)         (736,845)        (1,277,234)         (343,526)
                                                    -----------      ------------       ------------        -----------
Income (Loss) from Continuing Operations
  before Income Taxes                                  (754,769)       (1,354,909)        (2,022,947)        (1,035,144)

PROVISIONS FOR INCOME TAXES                              (1,399)                -                  -                   -
                                                   ------------      ------------       ------------        ------------

NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                           (756,168)       (1,354,909)        (2,022,947)        (1,035,144)

GAIN(LOSS) FROM DISCONTINUED OPERATIONS             2,744,938         (588,936)          2,869,189           (354,518)
                                                   ------------      ------------       ------------        ------------

NET INCOME (LOSS)                                  $  1,988,769      $ (1,943,845)      $    846,242        $(1,389,662)
                                                   ============      ============       ============        ============

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                            $      0.12        $     (0.26)       $      0.05        $     (0.17)
                                                   ============      ============       ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             10,631,814         10,001,841         10,642,974          10,025,447
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


NOTE F - NET INCOME (LOSS) PER SHARE

Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income
(loss) per share as follows:

Description                    Six months      Six months  Three months   Three months
                                 ended           ended        ended          ended
                                6/30/2006      6/30/2005    6/30/2006      6/30/2005
                               -----------    ----------    ---------      ---------
NET INCOME (LOSS)
  (as reported)                  1,988,769    (1,943,845)     846,242     (1,389,662)

UNDECLARED PREFERRED
STOCK DIVIDEND                    (713,955)     (713,616)    (358,950)      (358,779)
                               -----------    ----------     ---------      ---------
NET LOSS AFTER PREFERRED
STOCK DIVIDEND                   1,274,814    (2,657,461)     487,292     (1,748,441)

NET INCOME (LOSS) PER SHARE
  BASIC AND DILUTED                   0.12         (0.26)        0.05          (0.17)

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


In (000's)     Real Estate      Travel    Elim.    Consol.
               ------------    -------  --------  --------

Revenue        $     14,269    $ 12,631  $  (900)  $ 26,000
Segment
income
(loss)         $       (356)    $   116   $ (900)  $ (1,140)
Total Assets   $    105,644    $12,024  $(7,233)  $110,435
Capital
expenditures   $          -    $    90  $     -   $     90
Depreciation   $        361    $   148  $   325   $    834

For  the  six  months  ending  June  30,  2005:


In (000's)      Real Estate      Travel     Elim.      Consol.
               -------------    --------  ---------   --------

Revenue        $      5,486     $ 8,878   $    (215)  $  14,149
Segment
income
(loss)         $       (954)    $  (726)  $     325   $ (1,355)
Total Assets   $     83,159     $15,584   $  (8,820)  $ 89,923
Capital
expenditures   $         22     $    56   $       -   $     78
Depreciation   $        374     $   115   $     325   $    814

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

Results of Operations for discontinued operations:

                                                Six months ended        Three months ended
                                                    June 30,                June 30,
                                               2006          2005        2006        2005
Call center services revenues
                                             $         -  $        -  $         -           -
                                             -----------  ----------  -----------  ----------

Revenue from discontinued operations                   -           -            -           -

Operating expenses                               371,122     374,141      182,387     193,669
                                             -----------  ----------  -----------  ----------

Net loss on discontinued operations             (371,122)   (374,141)    (182,387)   (193,669)

Interest expense                                 (12,266)          -      (12,266)          -

Equity in operations of unconsolidated sub.      140,244    (214,795)      75,760    (160,849)

Gain on sale of discontinued operations        2,988,082           -    2,988,082           -
                                             -----------  ----------  -----------  ----------

Gain (loss) on discontinued operations       $ 2,744,938  $ (588,936) $ 2,869,189  $ (354,518)
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


NOTE K - Reclassifications and Restatements


Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation. The Company recorded in revenue the net gain on the sale of undeveloped land. The Company is now showing undeveloped land sales gross and the corresponding cost of undeveloped land separately. The Company is also recording the direct costs of travel services and reducing operating expenses. The Company has also removed CLM, the subsidiary sold (as described above) and has shown it as discontinued operations. The Company has restated the three and six months ended June 30, 2006 and 2005. There is no change to the net loss for the three and six months ended June 30, 2006 and 2005, respectively. The restatement for:

                                           As previously restated                     As Restated
SIX MONTHS ENDED 06/30/06                    SIX MONTHS ENDED       Increase       SIX MONTHS ENDED
                                                 06/30/06           (Decrease)         06/30/06

Operating Revenues                       $             3,506,489   $ 9,363,831   $        12,870,320
---------------------------------------  ------------------------  ------------  --------------------
Undeveloped Land Sales                   $            13,129,246   $         -   $        13,129,246
---------------------------------------  ------------------------  ------------  --------------------
Total Revenue                            $            16,635,735   $ 9,363,831   $        25,999,566
---------------------------------------  ------------------------  ------------  --------------------
Cost of Service Revenues                 $            (2,499,956)  $(9,889,866)  $       (12,389,822)
---------------------------------------  ------------------------  ------------  --------------------
Cost of Undeveloped Land Sales           $            (9,796,634)  $         -   $        (9,796,634)
---------------------------------------  ------------------------  ------------  --------------------
Gross Margin                             $             4,339,145   $  (526,035)  $         3,813,110
---------------------------------------  ------------------------  ------------  --------------------
Depreciation and amortization            $              (414,476)  $    52,741   $          (361,735)
---------------------------------------  ------------------------  ------------  --------------------
General and administrative expenses      $            (2,162,057)  $   473,295   $        (1,688,762)
---------------------------------------  ------------------------  ------------  --------------------
Interest Expense                         $            (2,517,382)  $         -   $        (2,517,382)
---------------------------------------  ------------------------  ------------  --------------------
Provisions for Income taxes              $                (1,399)  $         -   $            (1,399)
---------------------------------------  ------------------------  ------------  --------------------
Gain(loss) from discontinued operations  $             2,744,938   $         -   $         2,744,938
---------------------------------------  ------------------------  ------------  --------------------
NET INCOME                               $             1,988,769   $         1   $         1,988,770
---------------------------------------  ------------------------  ------------  --------------------

                                           As previously restated                     As Restated
SIX MONTHS ENDED 06/30/05                    SIX MONTHS ENDED       Increase       SIX MONTHS ENDED
                                                 06/30/05           (Decrease)         06/30/05

Operating Revenues                       $             3,531,236   $ 6,485,315   $        10,016,551
---------------------------------------  ------------------------  ------------  --------------------
Undeveloped Land Sales                   $             4,352,672   $  (219,761)  $         4,132,911
---------------------------------------  ------------------------  ------------  --------------------
Total Revenue                            $             7,883,908   $ 6,265,554   $        14,149,462
---------------------------------------  ------------------------  ------------  --------------------
Cost of Service Revenues                 $            (2,568,007)  $(7,328,385)  $        (9,896,392)
---------------------------------------  ------------------------  ------------  --------------------
Cost of Undeveloped Land Sales           $            (3,384,988)  $   321,998   $        (3,062,990)
---------------------------------------  ------------------------  ------------  --------------------
Gross Margin                             $             1,930,913   $  (740,833)  $         1,190,080
---------------------------------------  ------------------------  ------------  --------------------
Depreciation and amortization            $              (416,044)  $    55,284   $          (360,760)
---------------------------------------  ------------------------  ------------  --------------------
General and administrative expenses      $            (2,132,933)  $   685,549   $        (1,447,384)
---------------------------------------  ------------------------  ------------  --------------------
Interest Expense                         $              (736,845)  $         -   $          (736,845)
---------------------------------------  ------------------------  ------------  --------------------
Provisions for Income taxes              $                     -   $         -   $                 -
---------------------------------------  ------------------------  ------------  --------------------
Gain(loss) from discontinued operations  $              (588,936)  $         -   $          (588,936)
---------------------------------------  ------------------------  ------------  --------------------
NET INCOME                               $            (1,943,845)  $         -   $        (1,943,845)
---------------------------------------  ------------------------  ------------  --------------------

                                           As previously restated                     As Restated
THREE MONTHS ENDED 06/30/06                  THREE MONTHS ENDED     Increase       THREE MONTHS ENDED
                                                 06/30/06           (Decrease)         06/30/06

Operating Revenues                       $             1,844,194   $ 4,646,753   $         6,490,947
---------------------------------------  ------------------------  ------------  --------------------
Total Revenue                            $             1,844,194   $ 4,646,753   $         6,490,947
---------------------------------------  ------------------------  ------------  --------------------
Cost of Service Revenues                 $            (1,286,550)  $(4,909,046)  $        (6,195,596)
---------------------------------------  ------------------------  ------------  --------------------
Gross Margin                             $               557,644   $  (262,293)  $           295,351
---------------------------------------  ------------------------  ------------  --------------------
Depreciation and amortization            $              (208,020)  $    48,027   $          (159,993)
---------------------------------------  ------------------------  ------------  --------------------
General and administrative expenses      $            (1,095,337)  $   214,266   $          (881,071)
---------------------------------------  ------------------------  ------------  --------------------
Interest Expense                         $            (1,277,234)  $         -   $        (1,277,234)
---------------------------------------  ------------------------  ------------  --------------------
Gain(loss) from discontinued operations  $             2,869,189   $         -   $         2,869,189
---------------------------------------  ------------------------  ------------  --------------------
NET INCOME                               $               846,242   $         -   $           846,242
---------------------------------------  ------------------------  ------------  --------------------

                                           As previously restated                     As Restated
THREE MONTHS ENDED 06/30/05                  THREE MONTHS ENDED     Increase       THREE MONTHS ENDED
                                                 06/30/05           (Decrease)         06/30/05

Operating Revenues                       $             1,823,246   $ 4,516,835   $         6,340,081
Total Revenue                            $             1,823,246   $ 4,516,835   $         6,340,081
---------------------------------------  ------------------------  ------------  --------------------
Cost of Service Revenues                 $            (1,117,790)  $(5,114,639)  $        (6,232,429)
---------------------------------------  ------------------------  ------------  --------------------
Cost of Undeveloped Land Sales           $                     -   $         -   $                 -
---------------------------------------  ------------------------  ------------  --------------------
Gross Margin                             $               705,456   $  (597,804)  $           107,652
---------------------------------------  ------------------------  ------------  --------------------
Depreciation and amortization            $              (228,653)  $    49,116   $          (179,537)
---------------------------------------  ------------------------  ------------  --------------------
General and administrative expenses      $            (1,114,475)  $   494,742   $          (619,733)
---------------------------------------  ------------------------  ------------  --------------------
Interest Expense                         $              (343,526)  $         -   $          (343,526)
---------------------------------------  ------------------------  ------------  --------------------
Gain(loss) from discontinued operations  $              (354,518)  $         -   $          (354,518)
---------------------------------------  ------------------------  ------------  --------------------
NET INCOME                               $            (1,335,716)  $   (53,946)  $        (1,389,662)
---------------------------------------  ------------------------  ------------  --------------------

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

During the six months ended June 30, 2006, we received the majority of our operating revenues from ALEC, which accounted for approximately 18.6% of our total revenues and through the operations of HTS which accounted for approximately 4.5% of our operating revenues for the six months ended June 30, 2006. Additionally, we had undeveloped land sales of $13,129,246, during the six months ended June 30, 2006, which were generated by Tierra del Sol in connection with the sale of forty-two acres of land in the Sonesta Resort for $9,090,130 to the Westridge Community Development District ("District") and an additional $4,039,116, which was received from the District in connection with reimbursements for site improvements on the land purchased by the District.

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

Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we incur a fee of 10% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization. This management agreement has been terminated.

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

                         COMPARISON OF OPERATING RESULTS

THREE  MONTHS  ENDED  JUNE  30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

We had total revenue for the three months ended June 30, 2006 of $6,490,947, which was solely composed of operating revenues. This represented an increase in total revenues of $150,866 or 2.4%, from total revenues of $6,340,081 of total revenues for the three months ended June 30, 2005. The reasons for the increase in total revenue for the three months ended June 30, 2006; compared to the three months ended June 30, 2005 were due to increased revenues from our travel center operations.


We had a gross margin of $295,351 for the three months ended June 30, 2006, compared to a gross margin of $107,652 for the three months ended June 30, 2005, an increase of $187,699 or 174.4% from the prior period, which increase in gross margin was directly attributable to the 2.4% increase in operating revenues and the .01% decrease in cost of service revenue for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

We had total operating expenses of $1,041,064 for the three months ended June 30, 2006, compared to total operating expenses of $799,270 for the three months ended June 30, 2005, a increase in total operating expenses of $241,794 or 30.2% from the prior period. The increase in total operating expenses from the prior period was due to the $19,544 or 10.9% decrease in depreciation and amortization and the $261,334 or 42% increase in general and administrative expenses during the three months ended June 30, 2006.


We had loss from operations of $745,713 for the three months ended June 30, 2006, compared to loss from operations of $691,618 for the three months ended June 30, 2005, an increase in loss from operations of $54,095 or 7.8% from the prior period. The increase in loss from operations was mainly attributable to increased general and administrative expenses.

We had total interest expense of $1,277,234 for the three months ended June 30, 2006, compared to total interest expense of $343,526 for the three months ended June 30, 2005, an increase in interest expense of $933,708 from the prior period. The increase in interest expense was mainly due to interest on loans from Stanford that were not in place in during the three months ended June 30, 2005 and the amortization of deferred financing costs.

We had a gain (loss) from discontinued operations of $2,869,189 from the sale of affiliate for the three months ended June 30, 2006, compared to gain (loss) from discontinued operations of $(354,518) for the three months ended June 30, 2005. Effective June 30, 2006, pursuant to a Stock Purchase Agreement between the Company and Stanford International Bank Limited, we sold our call center operations (Caribbean Leisure Marketing, Ltd.) In connection with the sale, promissory notes in the amounts of $1,250,000 and $2,100,000 were forgiven by Stanford, along with $2,313,175 of fees and accrued interest for total consideration of $5,663,175. This sale resulted in a gain of $2,988,082.

We had loss before income taxes of $2,022,947 for the three months ended June 30, 2006, compared to loss before income taxes of $1,035,144 for the three months ended June 30, 2005, an increase in income before income taxes of $987,803 or 95.4% from the prior quarter.

We had net income of $846,242 for the three months ended June 30, 2006, compared to net loss of $1,389,662 for the three months ended June 30, 2005, an increase in net income of $2,235,904 or 160.9% from the prior period. The increase in net income was due to the gain on the sale of Caribbean Leisure Marketing.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

We had total revenue for the six months ended June 30, 2006 of $25,999,566, which was composed of operating revenues of $12,870,320 and Undeveloped Land Sales of $13,129,246. This represented an increase in total revenues of $11,850,104, or 83.7% from total revenues of $14,149,462 for the six months ended June 30, 2005 which was composed of $10,016,551 of Operating Revenues and $4,132,911 Undeveloped Land Sales. The reasons for the increase in total revenue for the six months ended June 30, 2006; compared to the six months ended June 30, 2005 were the $8,996,335 or 217.7% increase in undeveloped land sales relating to the sale of forty-two acres of land to the District during the six months ended June 30, 2006, and $2,853,769 or 28.5% increase in operating revenues relating to decreased revenues during the six months ended June 30, 2006, relating to our travel business.

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


We had a gross margin of $3,813,110 for the six months ended June 30, 2006, compared to a gross margin of $1,190,080 for the six months ended June 30, 2005, an increase of $2,623,030 or 220.4% from the prior period, which increase in gross margin was mainly due to the 83.7% increase in total revenue offset by the 189.4% increase in cost of undeveloped land sales and a 25.2% increase in Cost of Service Revenues for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.


We had total operating expenses of $2,050,497 for the six months ended June 30, 2006, compared to total operating expenses of $1,808,144 for the six months ended June 30, 2005, an increase in total operating expenses of $242,353 or 13.4% from the prior period. The increase in total operating expenses from the prior period was mainly due to the $241,378 or 16.7% increase in general and administrative expenses.

We had total income from operations of $1,762,613 for the six months ended June 30, 2006, compared to total loss from operations of $618,064 for the six months ended June 30, 2005, an increase in income from operations of $2,380,677 or 385,2% from the prior period. The increase in total income from operations was mainly due to the sale of forty-two acres of undeveloped land to the District, as described above.

We had total interest expense of $2,517,382 for the six months ended June 30, 2006, compared to total interest expense of $736,845 for the six months ended June 30, 2005, an increase in interest expense of $1,80,537 or 241.6% from the prior period. The increase in interest expense was mainly due to interest on loans from Stanford that were not in place during the six months ended 2005 and the amortization of deferred financing costs.

We had a gain from discontinued operations of $2,744,938 for the six months ended June 30, 2006, compared to loss from discontinued operations of $(588,936) for the six months ended June 30, 2005. Effective June 30, 2006, pursuant to a Stock Purchase Agreement Between the Company and Stanford International Bank Limited, we sold our call center operations (Caribbean Leisure Marketing, Ltd.) In connection with the sale, promissory notes in the amounts of $1,250,000 and $2,100,000 were forgiven by Stanford, along with $2,313,175 of fees and accrued interest for total consideration of $5,663,175. This sale resulted in a gain of $2,988,082.

We  had  loss  before income taxes of $754,769 for the six months ended June
30, 2006, compared to loss before income taxes of $1,354,909 for the six months ended June 30, 2005, a decrease in loss before income taxes of $600,140 or 44.3% from the prior six month period.

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