Form 10QSB/A
period 2006-09-30
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-09-06
CIK 1124197

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

The registrant has restated the financial statements for the nine months ended September 30, 2006 to include the gross revenues and expenses for the business that was acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis. This amended Form 10-QSB includes these restated financial statements and revisions to the related disclosure in "Item 2. Management's Discussion and Analysis or Plan of
Operation" including the disclosure under the heading "Risk Factors." The financial information and related disclosure is current through September 30, 2006, unless otherwise stated. This report also includes new disclosure under "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" and other revised disclosure in "Item 3. Legal Proceedings" and "Item 5. Other Information" under the heading "Related Party Transactions." The other revised disclosures are current through the filing of this report, unless otherwise stated. Investors should read this report in its entirety along with our second amended Form 10-KSB, which we are filing simultaneously with this filing.

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

                             AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                   NINE MONTHS  NINE MONTHS   THREE MONTHS   THREE MONTHS
                                                      ENDED        ENDED         ENDED           ENDED
                                                    SEPTEMBER   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                    30, 2006        2005          2006           2005
                                                   ------------  ------------  ------------  ------------
                                                    UNAUDITED     UNAUDITED     UNAUDITED      UNAUDITED
Revenue                                            (Restated)     (Restated)    (Restated)    (Restated)
    Operating Revenues                             $18,733,525   $ 19,115,366   $5,863,205    $9,098,815
    Undeveloped land sales                          13,129,246      4,132,911           -             -
                                                   ------------  ------------  ------------  ------------
Total Revenue                                       31,862,771     23,248,277    5,863,205     9,098,815

Cost of Operating Revenues                         (17,811,249)   (19,395,516)   (5,421,427)  (9,499,124)
Cost of Undeveloped Land Sales                      (9,796,634)    (3,165,227)           -      (102,237)
                                                   ------------  ------------  -----------   -----------
Gross Margin                                         4,254,888        687,534       441,778     (502,546)

Operating Expenses:
    Depreciation and amortization                     (552,375)     (540,342)     (190,640)     (179,582)
    General and administrative expenses             (2,476,338)   (2,838,707)     (787,576)   (1,391,323)
                                                   ------------  ------------  ------------  ------------
Income (Loss) from Continuing Operations             1,226,175    (2,691,515)     (536,438)   (2,073,451)
                                                   ------------  ------------  ------------  ------------
Interest Expense                                    (3,353,932)   (1,448,510)     (836,548)     (711,666)
                                                   ------------  ------------  -----------   -----------
Income (Loss) from Continuing Operations
    before Income Taxes                             (2,127,757)   (4,140,025)   (1,372,986)   (2,785,117)

PROVISIONS FOR INCOME TAXES                             (1,876)            -          (477)            -
                                                   ------------  ------------  -----------   -----------

Net Income (Loss) from Continuing
Operations                                          (2,129,633)   (4,140,025)   (1,373,463)   (2,785,117)


Gain (Loss) from Discontinued Operations             2,744,938      (837,161)            -      (248,225)
                                                   ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                  $   615,305   $(4,977,186)  $(1,373,463)  $(3,033,342)
                                                   ============  ============  ============  ============
NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                            $      0.04   $     (0.60)  $     (0.16)  $     (0.33)
                                                   ============  ============  ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                             10,673,562    10,047,718    10,756,600    10,137,974
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

Revenues from travel and other segments are recognized as earned, which is primarily at the time of delivery of the related service, publication or promotional material. Costs associated with the current period are expensed as incurred; those costs associated with future periods are deferred.

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

NOTE D RELATED PARTY TRANSACTIONS

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

NOTE F - SHARES FOR SERVICES

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

For the nine months ending September 30, 2006:

In (000's)             Real Estate    Call Center *   Travel     Elim.    Consol.
                       ------------  ---------------  -------  ---------  --------
Revenue
  Services             $      1,715  $            2   $18,369  $ (1,350)  $ 18,734
  Undeveloped land     $     13,129  $            -   $     -  $      -   $ 13,129
Segment income (loss)  $      1,836  $         (383)  $   372  $ (1,350)  $    475
  Unconsolidated sub   $          -  $          140   $     -  $      -   $    140
Total income (loss)    $      1,836  $         (243)  $   372  $ (1,350)  $    615
Total Assets           $    109,068  $            -   $15,994  $(11,891)  $113,171
Capital expenditures   $        105  $            -   $   215  $      -   $    320
Depreciation           $        552  $          325   $   -**  $      -   $    877

*    Call center was sold as of June 30, 2006, results are through June 30, 2006
**   Depreciation  is  included  in  cost  of  operating  revenues.

For  the  nine  months  ending  September  30,  2005:

In (000's)              Real Estate    Call Center    Travel    Elim.     Consol.
                       -------------  -------------  --------  --------  ---------
Revenue
  Services             $        829   $          -   $18,436   $  (150)  $ 19,115
  Undeveloped land     $      4,133   $          -   $     -   $     -   $  4,133
Segment income (loss)  $     (1,921)  $       (562)  $(1,292)  $  (927)  $ (4,702)
  Unconsolidated sub   $          -   $       (275)  $     -   $     -   $   (275)
Total income (loss)    $     (1,921)  $       (837)  $(1,292)  $  (927)  $ (4,977)
Total Assets           $     61,937   $      2,937   $16,906   $(3,935)  $ 77,845
Capital expenditures   $         22   $          -   $    56   $     -   $     78
Depreciation           $        624   $        487   $    -*   $     -   $  1,111

*    Depreciation  is  included  in  cost  of  operating  revenues.

NOTE H - RECLASSIFICATIONS AND RESTATEMENTS

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.

American Leisure has restated the financial statements for the three and nine months ended September 30, 2005 to include the gross revenues and expenses for the business that was acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis. There is no change to the net loss for the three and nine months ended September 30, 2006 or September 30, 2005. The restatements are as follows:

                                                   As previously restated                      As Restated
NINE MONTHS ENDED 09/30/06                            NINE MONTHS ENDED       Increase      NINE MONTHS ENDED
                                                          09/30/06           (Decrease)          09/30/06
Operating Revenues                                $             7,605,463   $ 11,128,062   $        18,733,525
Undeveloped Land Sales                            $            13,129,246   $          -   $        13,129,246
------------------------------------------------  ------------------------  -------------  --------------------
Total Revenue                                     $            20,734,709   $ 11,128,062   $        31,862,771
------------------------------------------------  ------------------------  -------------  --------------------
Cost of Service Revenues                          $            (4,442,841)  $(13,368,408)  $       (17,811,249)
------------------------------------------------  ------------------------  -------------  --------------------
Cost of Undeveloped Land Sales                    $            (9,796,634)  $          -   $        (9,796,634)
------------------------------------------------  ------------------------  -------------  --------------------
Gross Margin                                      $             6,495,234   $ (2,240,346)  $         4,254,888
------------------------------------------------  ------------------------  -------------  --------------------
Depreciation and amortization                     $              (876,920)  $    324,545   $          (552,375)
------------------------------------------------  ------------------------  -------------  --------------------
General and administrative expenses               $            (4,775,527)  $  2,299,189   $        (2,476,338)
------------------------------------------------  ------------------------  -------------  --------------------
Interest Expense                                  $            (3,353,932)  $          -   $        (3,353,932)
------------------------------------------------  ------------------------  -------------  --------------------
Equity in operations of unconsolidated affiliate  $               140,244   $   (140,244)  $                 -
------------------------------------------------  ------------------------  -------------  --------------------
Gain on sale of affiliate                         $             2,988,082   $ (2,988,082)  $                 -
------------------------------------------------  ------------------------  -------------  --------------------
Provisions for Income taxes                       $                (1,876)  $          -   $            (1,876)
------------------------------------------------  ------------------------  -------------  --------------------
Gain(loss) from discontinued operations           $                     -   $  2,744,938   $         2,744,938
------------------------------------------------  ------------------------  -------------  --------------------
NET INCOME                                        $               615,305   $          -   $           615,305
------------------------------------------------  ------------------------  -------------  --------------------

                                                   As previously restated                       As Restated
NINE MONTHS ENDED 09/30/05                            NINE MONTHS ENDED       Increase       NINE MONTHS ENDED
                                                          09/30/05           (Decrease)          09/30/05

Operating Revenues                                $             4,672,659   $ 14,442,707   $        19,115,366
Undeveloped Land Sales                            $             4,352,671   $   (219,760)  $         4,132,911
------------------------------------------------  ------------------------  -------------  --------------------
Total Revenue                                     $             9,025,330   $ 14,222,947   $        23,248,277
------------------------------------------------  ------------------------  -------------  --------------------
Cost of Service Revenues                          $            (3,831,343)  $(15,564,173)  $       (19,395,516)
------------------------------------------------  ------------------------  -------------  --------------------
Cost of Undeveloped Land Sales                    $            (3,384,988)  $    219,761   $        (3,165,227)
------------------------------------------------  ------------------------  -------------  --------------------
Gross Margin                                      $             1,808,999   $ (1,121,465)  $           687,534
------------------------------------------------  ------------------------  -------------  --------------------
Depreciation and amortization                     $            (1,110,083)  $    569,741   $          (540,342)
------------------------------------------------  ------------------------  -------------  --------------------
General and administrative expenses               $            (3,953,055)  $  1,114,348   $        (2,838,707)
------------------------------------------------  ------------------------  -------------  --------------------
Interest Expense                                  $            (1,448,510)  $          -   $        (1,448,510)
------------------------------------------------  ------------------------  -------------  --------------------
Equity in operations of unconsolidated affiliate  $              (274,537)  $    274,537   $                 -
------------------------------------------------  ------------------------  -------------  --------------------
Gain(loss) from discontinued operations           $                     -   $   (274,537)  $          (837,161)
------------------------------------------------  ------------------------  -------------  --------------------
NET INCOME                                        $            (4,977,186)  $          -   $        (4,977,186)
------------------------------------------------  ------------------------  -------------  --------------------

                                                    As previously restated                   As Restated
THREE MONTHS ENDED 09/30/06                          THREE MONTHS ENDED       Increase     THREE MONTHS ENDED
                                                          09/30/06           (Decrease)          09/30/06

Operating Revenues                                $             4,098,974   $  1,764,231   $         5,863,205
Total Revenue                                     $             4,098,974   $  1,764,231   $         5,863,205
------------------------------------------------  ------------------------  -------------  --------------------
Cost of Service Revenues                          $            (3,421,782)  $ (1,999,645)  $        (5,421,427)
------------------------------------------------  ------------------------  -------------  --------------------
Gross Margin                                      $               677,192   $   (235,414)  $           441,778
------------------------------------------------  ------------------------  -------------  --------------------
Depreciation and amortization                     $              (196,890)  $      6,250   $          (190,640)
------------------------------------------------  ------------------------  -------------  --------------------
General and administrative expenses               $            (1,029,004)  $    241,428   $          (787,576)
------------------------------------------------  ------------------------  -------------  --------------------
Interest Expense                                  $              (824,284)  $    (12,264)  $          (836,548)
------------------------------------------------  ------------------------  -------------  --------------------
Provisions for Income taxes                       $                  (477)  $          -   $              (477)
------------------------------------------------  ------------------------  -------------  --------------------
NET INCOME                                        $            (1,373,463)  $          -   $        (1,373,463)
------------------------------------------------  ------------------------  -------------  --------------------

                                                   As previously restated                     As Restated
THREE MONTHS ENDED 09/30/05                          THREE MONTHS ENDED       Increase     THREE MONTHS ENDED
                                                          09/30/05           (Decrease)          09/30/05

Operating Revenues                                $             1,141,422   $  7,957,393   $         9,098,815
Total Revenue                                     $             1,141,422   $  7,957,393   $         9,098,815
------------------------------------------------  ------------------------  -------------  --------------------
Cost of Service Revenues                          $            (1,198,560)  $ (8,300,564)  $        (9,499,124)
------------------------------------------------  ------------------------  -------------  --------------------
Cost of Undeveloped Land Sales                    $                     -   $   (102,237)  $          (102,237)
------------------------------------------------  ------------------------  -------------  --------------------
Gross Margin                                      $               (57,138)  $   (445,408)  $          (502,546)
------------------------------------------------  ------------------------  -------------  --------------------
Depreciation and amortization                     $              (417,965)  $    238,383   $          (179,582)
------------------------------------------------  ------------------------  -------------  --------------------
General and administrative expenses               $            (1,786,830)  $    395,507   $        (1,391,323)
------------------------------------------------  ------------------------  -------------  --------------------
Interest Expense                                  $              (711,666)  $          -   $          (711,666)
------------------------------------------------  ------------------------  -------------  --------------------
Equity in operations of unconsolidated affiliate  $               (59,743)  $     59,743   $                 -
------------------------------------------------  ------------------------  -------------  --------------------
Gain(loss) from discontinued operations           $                     -   $    (59,743)  $          (248,225)
------------------------------------------------  ------------------------  -------------  --------------------
NET INCOME                                        $            (3,033,342)  $          -   $        (3,033,342)
------------------------------------------------  ------------------------  -------------  --------------------

NOTE I - CONTINGENCIES

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

During the nine months ended September 30, 2006, we received the majority of our operating revenues from ALEC, which accounted for approximately $ 15,171,000 in total gross revenues, and the operations of HTS which accounted for approximately $ 3,200,000 of total gross revenues, which was offset by approximately $243,000 of net loss from our call center operations which we sold, effective June 30, 2006, and a further decrease in net income of approximately $1,350,000 due to the consolidation of our financial statements, giving us total aggregate net income of $615,305 for the nine months ended September 30, 2006. Additionally, we had undeveloped land sales of $13,129,246, during the nine months ended September 30, 2006, which were generated by Tierra del Sol in connection with the sale of forty-two acres of land in the Sonesta Resort for $9,090,130 to the Westridge Community Development District ("District") and an additional $4,039,116, which was received from the District in connection with reimbursements for site improvements on the land purchased by the District.

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

Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we incur a fee of 10% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization. The management agreement has been terminated.

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

                        COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

We had total revenues of $5,863,205 for the three months ended September 30, 2006, consisting solely of operating revenues, compared to total revenues of $9,098,815 for the three months ended September 30, 2005, consisting solely of operating revenues, which represented a decrease in total revenues of $3,235,610 or 35.5% from the prior period. The main reason for the decrease in revenues for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, was due to revenues from one-time events or meetings that are recognized when the events occur. The total revenues generated by ALEC from July to September 2006 amounted to approximately $4.76 million In addition, Hickory Travel Systems, Inc. ("Hickory" or HTS") realized $980,000 of revenues from July to September 2006. The call center sector had no activity during the three months ended September 30, 2006, as the business was sold as of June 30, 2006.

We had total cost of operating revenues of $5,421,427 for the three months ended September 30, 2006, compared to total cost of operating revenues of $9,499,124 for the three months ended September 30, 2005, a decrease in total cost of operating revenues of $4,077,697 or 42.9% from the prior period, which decrease was mainly attributable to the decrease in revenues from the operations of ALEC due to the timing of events and meetings as described above.

We had a total gross margin of $441,778 for the three months ended September 30, 2006, compared to a total gross margin of ($502,546) for the three months ended September 30, 2006, which represented an increase of $944,324 or 187.9% in gross margin from the prior period.

We had depreciation and amortization expense of $190,640 for the three months ended September 30, 2006, compared to depreciation and amortization expense of $179,582 for the three months ended September 30, 2005, an increase in depreciation and amortization expense of $11,058 or 6.1% from the prior period.

We had total general and administrative expenses of $787,576 for the three months ended September 30, 2006, compared to total general and administrative expenses of $1,391,323 for the three months ended September 30, 2005, a decrease in total general and administrative expenses of $603,747 or 43.4% from the prior period. General and administrative expenses decreased for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 due to cost containment efforts at the travel businesses.

We had a loss from operations of $536,438 for the three months ended September 30, 2006, compared to a loss from operations of $2,073,451 for the three months ended September 30, 2005, which represented a decrease of $1,537,013 or 74.1% from the prior period, which decrease was mainly due to tighter control of costs of the travel business since the cancellation of the agreement with AWT on August 1, 2006.

We had interest expense of $836,548 for the three months ended September 30, 2006, compared to $711,666 for the three months ended September 30, 2005, an increase in interest expense of $124,882 or 17.5% from the prior period, which increase in interest expense was mainly in connection with interest on the loans we entered into in the fourth quarter of 2005, including the Reedy Creek Loan and Land Loan (described above).

We had a loss before income taxes of $1,372,986 for the three months ended September 30, 2006, compared to a loss before taxes of $2,785,117 for the three months ended September 30, 2005, a decrease in loss before income taxes of $1,412,131 or 50.7% from the prior period.

We had a provision for income taxes of $477 for the three months ended September 30, 2006, compared to a provision for income taxes of $0 for the three months ended September 30, 2005.

We had a net loss of $1,373,463 for the three months ended September 30, 2006, compared to a net loss of $3,033,342 for the three months ended September 30, 2005, which represented a decrease in net loss of $1,659,879 or 54.7% from the prior period, which decrease in net loss was mainly caused by the 43.4% decrease in general and administrative expenses for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

We had total revenues of $31,862,771 for the nine months ended September 30, 2006, compared to total revenues of $23,248,277 for the nine months ended September 30, 2005, an increase in total revenues of $8,614,494 or 37.1% from the prior period. Revenues for the nine months ended September 30, 2006, consisted of operating revenues of $18,733,525, which decreased $381,841 or 1.9% from the operating revenues of $19,115,366 for the nine months ended September 30, 2005. Included in total revenues are undeveloped land sales of $13,129,246, which increased $8,996,335 or 217.7% over undeveloped land sales of $4,132,911 for the nine months ended September 30, 2005 in connection with the sale of forty-two acres of land to the District during the three months ended March 31, 2006.

We had total cost of operating revenues of $17,811,249 for the nine months ended September 30, 2006, compared to total cost of operating revenues of $19,395,516 for the nine months ended September 30, 2005, an decrease in total cost of operating revenues of $1,584,267 or 8.2% from the prior period.

We had total cost of undeveloped land sales of $9,796,634 for the nine months ended September 30, 2006, compared to total cost of undeveloped land sales of $3,165,227 for the nine months ended September 30, 2005.

We had a total gross margin of $4,254,888 for the nine months ended September 30, 2006, compared to a total gross margin of $687,534 for the nine months ended September 30, 2005, an increase in total gross margin of $3,567,354 or 518.9% from the prior period, which increase in gross margin was mainly due to the 217.7% increase in undeveloped land sales offset by the 209.5% increase in total cost of undeveloped land sales for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

We had total depreciation and amortization expenses of $552,375 for the nine months ended September 30, 2006, compared to total depreciation and amortization expenses of $540,342 for the nine months ended September 30, 2005, a decrease in total depreciation and amortization expenses of $12,033 or 2.2% from the prior period.

We had total general and administrative expenses of $2,476,338 for the nine months ended September 30, 2006, compared to total general and administrative expenses of $2,838,707 for the nine months ended September 30, 2005, a decrease in total general and administrative expenses of $362,369 or 12.8% from the prior period, which decrease was mainly due to tighter controls over the expenses of the travel business since the cancellation of the agreement with AWT.

We had income from continuing operations of $1,226,175 for the nine months ended September 30, 2006, compared to a total loss from operations of $2,691,515 for the nine months ended September 30, 2005, an increase in income from operations of $3,917,690 or 145.6% from the prior period.

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

We had loss before taxes of $2,127,757 for the nine months ended September 30, 2006, compared to total loss before taxes of $4,140,025 for the nine months ended September 30, 2005.

We had total income tax provision of $1,876 for the nine months ended September 30, 2006, compared to $0 in income tax provision for the nine months ended September 30, 2005.

We had loss from continuing operations of $2,129,633 for the nine months ended September 30, 2006, compared to a loss from continuing operations of $4,140,025 for the nine months ended September 30, 2005.

The gain from discontinued operations of $2,744,938 for the nine months ended September 30, 2006, was due to our entry into a Stock Purchase Agreement, effective June 30, 2006, with Stanford International Bank Limited, whereby we sold our call center operations (Caribbean Leisure Marketing, Ltd.). In connection with the sale, promissory notes in the amounts of $1,250,000 and $2,100,000 were forgiven by Stanford, along with $2,313,175 of fees and accrued interest for total consideration of $5,663,175. This sale resulted in a gain of $2,988,082 which was offset by operating losses of $383,388 and $140,244 of income in equity in operations of unconsolidated affiliate. The loss from discontinued operations of $837,161 for the nine months ended September 30, 2005 was the operating loss of $562,624 and $274,537 of loss from equity in operations of unconsolidated affiliate.

We had total net income of $615,305 for the nine months ended September 30, 2006, compared to total net loss of $4,977,186 for the nine months ended September 30, 2005, an increase in net income of $5,592,491 or 112.4% from the prior period

LIQUIDITY AND CAPITAL RESOURCES

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

10.46(11)    Harborage Leasing Corporation warrant to purchase 300,000 shares of common stock at $5.00 per share

10.47(12)    Note Modification Agreement with SIBL

10.48(13)    Stock Purchase Agreement with SIBL for the purchase of our Antigua call center operations

10.49(13)    Warrant Agreement with SIBL for the purchase of up to 355,000 shares of common stock at the exercise price of $10.00 per share

10.50(14)    Purchase  Agreement  between Scott Roix, American Leisure Holdings,
             Inc. and Stanford International Bank Limited

10.51(14)    Warrant  Agreement  for  the  Purchase  of 235,000 shares of common stock at an exercise price of $20.00 per  share granted to Stanford
             International Bank Limited

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

(14) Filed as Exhibits to the Company's Report on Form 10-QSB, which was filed with the SEC on November 20, 2006, and is incorporated herein by reference.

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