Form 10KSB/A
period 2006-12-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-09-14
CIK 1124197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
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

The issuer's revenues for its most recent fiscal year were $38,872,566.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 13, 2007 was approximately $3,000,390.

On April 13, 2007, there were 10,877,974 shares of the Issuer's common stock outstanding.

We  are  filing  this amendment number 1 to our Annual Report on Form 10-KSB for the  year ending December 31, 2006, which was initially filed on April 17, 2007.  We have presented gross revenues and gross expenses from the operations of the travel business that was purchased from Around The World Travel,Inc. (“AWT”) on December 31, 2004 and has been managed by AWT through August 1, 2006.  Previously, these results of operations were presented on a net basis and these results were included in Operating Revenues.

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3

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

Under our arrangement with Around The World Travel, which operates the TraveLeaders assets on our behalf and from whom we acquired the assets, we incur a management fee of 10% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization.

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

COMPARISON OF OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

We had total revenues of $38,872,566 for the year ended December 31, 2006, compared to total revenues of $39,060,530 for the year ended December 31, 2005, a decrease in total revenues of $187,964 or 0.5% from the prior period. Revenues for the year ended December 31, 2006, consisted of operating revenues of $25,743,319, which decreased $1,184,300 or 4.4% from operating revenues of $26,927,619 for the year ended December 31, 2005 and undeveloped land sales of $13,129,247, which increased $996,336 or 8.2% over undeveloped land sales of $12,132,911 for the year ended December 31, 2005, which was due to higher valued land sales during the year ended December 31, 2006, compared to 2005.

Our operating revenues decreased due to the timing of meetings and events as well as reduced revenues from our subsidiaries ATMG, and Comtech.

Operating revenues for the year ended December 31, 2006, included approximately $24,661,000 in revenues from our travel services division of which ALEC generated $19,113,000 and HTS generated $5,548,000.  In addition, $2,071,000 in our revenues was from our real estate division; $1,168,000 in revenues from our hospitality division; offset by $2,157,000 in elimination of consolidated results of operations.

We had total cost of operating revenues of $23,282,852 for the year ended December 31, 2006, compared to total cost of operating revenues of $26,150,684 for the year ended December 31, 2005, a decrease in total cost of operating revenues of $2,867,832 or 11.0% from the prior period. Our cost of operating revenues decreased due to the termination of our management agreement with AWT and taking control of the expenses by reducing overhead.

We had total cost of undeveloped land sales of $9,796,634 for the year ended December 31, 2006, compared to total cost of undeveloped land sales of $8,230,545  for the year ended December 31, 2005, and increase of $1,566,089 or 19.0% from the prior period.

We had a total gross margin of $5,793,080 for the year ended December 31, 2006, compared to a total gross margin of $4,679,392 for the year ended December 31, 2005, an increase in total gross margin of $1,113,688 or 23.8% from the prior period, which increase in gross margin was mainly due to the 11.0% decrease in cost of operating revenues.

We had total depreciation and amortization expenses of $784,155 for the year ended December 31, 2006, compared to total depreciation and amortization expenses of $719,840 for the year ended December 31, 2005, an increase in total depreciation and amortization expenses of $64,315 or 8.9% from the prior period, which increase was due to the acquisition of additional assets.

We had total general and administrative expenses of $4,126,184 for the year ended December 31, 2006, compared to total general and administrative expenses of $3,635,450 for the year ended December 31, 2005, an increase in total general and administrative expenses of $490,734 or 13.5% from the prior period, which increase was mainly due to the inclusion of the results of operations of SBR for a partial year from the period of July 2005 through December 31, 2005 versus a full year of operation in 2006.

We had a write-off of advances to receivables from AWT of $6,588,579 for the year ended December 31, 2006, which was not represented during the year ended December 31, 2005, which write-off was due to loans and advances owed from AWT to us and earnings owed from AWT to ALEC which were not collectible and therefore written off.

We had total operating expenses of $11,498,918 for the year ended December 31, 2006, compared to total operating expenses of $4,355,290 for the year ended December 31, 2005, an increase of $7,143,628 or 164.0% from the prior period. The increase in operating expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005 was mainly due to the $6,588,579 write-off of advances to receivables from AWT.

We had total interest expense of $5,183,620 for the year ended December 31, 2006, compared to total interest expense of $3,462,633 for the year ended December 31, 2005, an increase in interest expense of $1,720,987 or 49.7% from the prior period, which increase in interest expense was mainly in connection with interest on the loans we entered into in the fourth quarter of 2005, which accrued interest only during the fourth quarter of 2005, but during all four quarters of 2006, including the Reedy Creek Loan and Land Loan (described above).

We a had loss from operations of $5,705,838 for the year ended December 31, 2006, compared to income from operations of $324,102 for the year ended December 31, 2005, an increase in loss from operations of $6,029,939 or 1,860.5% from the prior period.

We had total provision for income taxes of $4,376 for the year ended December 31, 2006, compared to $5,004 in income tax provision for the year ended December 31, 2005, a decrease of $628 or 12.5% from the prior period.

We had $2,744,938 in gain from discontinued operations for the year ended December 31, 2006, compared to a loss from discontinued operations of $942,290 for the year ended December 31, 2005, an increase in gain from discontinued operations of $3,687,228 or 391.3% from the prior year.

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

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

LBB & Associates Ltd., LLP
Houston, Texas
March 27, 2007, except for Note 2, as to which the date is August 27, 2007.

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

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock; 1,000,000 shares authorized; $.001 par value;
1,000,000 Series "A" shares issued and outstanding at
December 31, 2006 and 2005	10,000	10,000
Preferred stock; 100,000 shares authorized; $.01 par value;
2,825 Series "B" shares issued and outstanding at
December 31, 2006 and 2005	28	28
Preferred stock, 28,000 shares authorized; $.01 par value;
27,189 Series "C" shares issued and outstanding at
December 31, 2006 and 2005	272	272
Preferred stock; 50,000 shares authorized; $.001 par value;
32,249 and 25,926 Series "E" shares issued and outstanding at
December 31, 2006 and 2005	32	24
Preferred stock; 150,000 shares authorized; $.01 par value;
0 Series "F" shares issued and outstanding at
December 31, 2006 and 2005	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
10,877,974 and 10,334,974 shares issued and outstanding at
December 31, 2006 and 2005	10,878	10,335

Additional paid-in capital	21,710,830	19,697,115

Accumulated deficit	(21,607,362)	(13,458,466)
Total Stockholders' Equity	124,678	6,259,308
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$120,143,478	$99,466,377

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005
		As restated
Revenues
Service revenues	$25,743,319	$26,927,619
Undeveloped land sales	13,129,247	12,132,911

Total revenue	38,872,566	39,060,530

Costs
Cost of service revenues	(23,282,852)	(26,150,684)
Cost of undeveloped land sales	(9,796,634)	(8,230,545)

Total costs	(33,079,486)	(34,381,138)

Gross margin	5,793,080	4,679,392

Operating expenses:
Depreciation and amortization	(784,155)	(719,840)
General and administrative expenses	(4,126,184)	(3,635,450)
Write off of advances and receivables from Around
the World Travel, Inc.	(6,588,579)	-

Total operating expenses	(11,498,918)	(4,355,290)

Income (loss) from continuing operations	(5,705,838)	324,102

Interest expense	(5,183,620)	(3,462,633)

Loss from continuing operations before income taxes	(10,889,458)	(3,138,531)

Provision for income taxes	(4,376)	(5,004)

Net loss from continuing operations	(10,893,834)	(3,143,535)

Gain (loss) from discontinued operations (including gain
on disposal of business of $2,998,082 and $0)	2,744,938	(942,290)

Net loss	$(8,148,896)	$(4,085,825)

Net loss per share:
Basic and diluted	$(0.76)	$(0.41)

Weighted average shares outstanding
Basic and diluted	10,725,227	10,070,467

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

Concurrent with this acquisition, ALEC entered into a management agreement with AWT, whereby AWT manages the TraveLeaders franchise and employs the personnel necessary to operate the TraveLeaders retail locations. The risk of loss from this operation is that of AWT, as all agreements and licenses are in its name. AWT earns a management fee of 10% of earnings before interest, taxes, and depreciation and amortization. The management agreement was terminated on August 1, 2006. Revenues were $1,113,562 and $973,610 under this agreement for the years ended December 31, 2006 and 2005, respectively.

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

RECLASSIFICATIONS AND RESTATEMENTS

Certain amounts in the December 31, 2005 financial statements have been reclassified to conform to the December 31, 2006 financial statement presentation.

American  Leisure  has  restated  the financial statements for year ended December 31, 2006 and December 31, 2005 to include  the gross revenues and expenses for the business that was acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis.
There is no change to the net loss for the year ended December 31, 2006 or December 31, 2005. The restatements are  as  follows:

TWELVE MONTHS ENDED DEC 31, 2006	As previously reported	Increase	As Restated
	12/31/06	(Decrease)	12/31/06

Operating Revenues	$14,590,886	$11,152,433	$25,743,319
Undeveloped Land Sales	$13,129,247	$-	$13,129,247
Total Revenue	$27,720,133	$11,152,433	$38,872,566
Cost of Operating Revenues	$(12,647,116)	$(10,635,736)	$(23,282,852)
Cost of Undeveloped Land Sales	$(9,796,634)	$-	$(9,796,634)
Gross Margin	$5,276,383	$516,697	$5,793,080
Depreciation and amortization	$(784,155)	$-	$(784,155)
General and administrative expenses	$(3,609,487)	$(516,697)	$(4,126,184)
Write off of advances and receivables from AWT	$(6,588,579)	$-	$(6,588,579)
Interest Expense	$(5,183,620)	$-	$(5,183,620)
Provisions for Income taxes	$(4,376)	$-	$(4,376)
Gain (Loss) from discontinued operations	$2,744,938	$-	$2,744,938
NET INCOME	$(8,148,896)	$-	$(8,148,896)

TWELVE MONTHS ENDED DEC 31, 2005	As previously reported	Increase	As Restated
	12/31/05	(Decrease)	12/31/05

Operating Revenues	$7,758,081	$19,169,538	$26,927,619
Undeveloped Land Sales	$12,020,000	$112,911	$12,132,911
Total Revenue	$19,778,081	$19,282,449	$39,060,530
Cost of Operating Revenues	$(5,513,367)	$(20,637,317)	$(26,150,684)
Cost of Undeveloped Land Sales	$(8,122,562)	$(107,983)	$(8,230,545)
Gross Margin	$6,142,152	$(1,462,760)	$4,679,392
Depreciation and amortization	$(827,237)	$107,397	$(719,840)
General and administrative expenses	$(5,028,139)	$1,392,689	$(3,635,450)

Interest Expense	$(3,317,033)	$(145,600)	$(3,462,633)
Provisions for Income taxes	$(5,004)	$-	$(5,004)
Gain (Loss) from discontinued operations	$(1,050,564)	$108,274	$(942,290)
NET INCOME	$(4,085,825)	$-	$(4,085,825)

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

NOTE 6 - PROPERTY AND EQUIPMENT, NET

At December 31, 2006 and 2005, property and equipment consisted of the following:
	Useful Lives	2006	2005
Computer equipment	3-5	$451,008	$419,683
Furniture & fixtures	5-7	1,988,851	1,898,511
Automobiles	5	-	63,230
Leasehold improvements	5	3,100	31,919
Telecommunications equipment	7	3,536,664	6,764,848
Hotel building	35	7,990,481	7,990,481
		13,970,104	17,168,672
Less: accumulated depreciation and amortization		4,799,564	4,594,338
		$9,170,540	$12,574,334

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

On June 30 2005, 160,000 shares of common stock were issued upon the exercise of warrants at $0.001 per share (or $160).

Preferred Stock

American Leisure is authorized to issue up to 10,000,000 shares in aggregate of preferred stock:

	Total Series Authorized	Stated Value	Voting	Annual Dividends per Share	Conversion Rate
Series A	1,000,000	$10.00	Yes	$1.20	10 to 1
Series B	100,000	100.00	Yes	12.00	20 to 1
Series C	28,000	100.00	Yes	4.00	20 to 1
Series E	50,000	100.00	Yes	4.00	6.66 to 1
Series F	150,000	100.00	Yes	1.00	2 to 1

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

The following summarizes warrant activity during the two years ended December 31, 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, December 31, 2004	525,000	$1.02
Granted	200,000	1.02
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2005	725,000	1.02
Granted	550,000	1.02
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2006	1,275,000	$1.02	2.11	$-
Exercisable, December 31, 2006	1,000,000	$1.02	3.9	$-

The following summarizes non vested stock options as of December 31, 2005 and changes through the year ended December 31, 2006:

	Shares	Weighted average grant date fair value
Non-vested at December 31, 2004	262,500	.88
Granted	200,000	.72
Vested	(231,250)	.72
Non-vested at December 31, 2005	231,250	.91
Granted	550,000	.91
Vested	(506,250)	.81
Canceled	-	-
Non-vested at December 31, 2006	275,000	$.91

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

For the year ending December 31, 2006:

In (000’s)	Real Estate	Call Center *	Travel	Hospitality	Elim.	Consol.
Revenue
Services	$2,071	$-	$24,661	$1,168	$(2,157)	$25,743
Undeveloped land	$13,129	$-	$-	$-	$-	$13,129
Segment income (loss)	$(4,228)	$-	$(4,967)	$162	$(1,861)	$(10,894)
Equity in unconsolidated affiliate	$-	$140	$-	$-	$-	$140
Gain from discontinued operations	$-	$2,605	$-	$-	$-	$2,605
Total income (loss)	$(1,240)	$(243)	$(4,967)	$162	$(1,861)	$(8,149)
Total Assets	$109,055	$-	$8,154	$12,742	$(9,807)	$120,144
Capital Expenditures	$28	$-	$269	$7	$(29)	$275
Depreciation	$783	$324	$328	$1	$-	$1,436

* Call center was sold as of June 30, 2006, results are through June 30, 2006
** Depreciation is included in cost of operating revenues.

For the year ending December 31, 2005 (as restated):

In (000’s)	Real Estate	Call Center	Travel	Hospitality	Elim.	Consol.
Revenue
Services	$1,851	$-	$26,254	$386	$(1,563)	$26,928
Undeveloped land	$12,133	$-	$-	$-	$-	$12,133
Segment income (loss)	$(1,929)	$-	$(466)	$-	$(640)	$(3,035)
Equity in Unconsolidated Affiliate	$-	$(293)	$-	$-	$-	$(293)
Loss from discontinued operations	$-	$(758)	$-	$-	$-	$(758)
Total income (loss)	$(1,929)	$(1,051)	$(466)	$-	$(640)	$(4,086)
Total Assets	$94,150	$2,898	$12,366	$11,204	$(21,152)	$99,466
Capital Expenditures	$5	$-	$171	$-	$-	$176
Depreciation	$720	$649	$311	$-	$-	$1,680

•	Depreciation is included in cost of operating revenues.

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

Malcolm J. Wright and members of his family are the majority shareholders of Xpress. On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR plus a marketing fee of 1.5%. During the period since the contract was entered into and ended December 31, 2006 and 2005 the total sales made by Xpress amounted to approximately $229,590,043 and $234,413,949. As a result of the sales through December 31, 2006 and 2005, TDSR is obligated to pay Xpress a total sales fee of $6,887,701 and $7,032,418 and a marketing fee of $3,443,851 and $3,516,209. As of December 31, 2006 and 2005, the Company has paid Xpress $6,887,701 and $4,758,269 of cash. Issued Xpress 120,000 shares of Series A Preferred Stock valued at $1,200,000 in 2004, and transferred to Xpress a 1913 Mercedes Benz valued at $500,000 in 2005.

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

SUMMARY COMPENSATION TABLE*

									Securities		Total
							Other annual		Underlying		Annual
Name and			Salary		Bonus		compensation		Options/SARs		Compensation
Principal Position	Year		($)		($)		($)		($)		($)

Malcolm J. Wright	2006		$1,275,000	(1)			$29,280	(2)(3)	$865,518	(8)	$2,169,798	(4)
Chief Executive Officer	2005		$560,000	(5)	$182,647	(6)	$29,280	(2)(3)	$2,256,657	(8)	$3,028,584
and Chairman	2004		$545,000	(5)	--		$29,280	(2)(3)	$481,015	(8)	$1,055,295

L. William Chiles	2006		$241,800	(9)	--		$46,500	(2)(13)			$288,300	(13)
Director and the Chief	2005		$245,438	(10)	--		$18,000	(2)	$217,334	(12)	$480,772
Executive Officer of	2004		$252,902	(11)	--		$18,000	(2)	$237,382	(12)	$588,284	(14)
Hickory Travel
Systems, Inc.

Michael Crosbie	2006	(14)	$165,063		--		--		$110,253	(15)	$275,316
General Counsel,
Executive Vice
President, and Secretary

Christopher Dane	2005	(16)	$108,496		--		--		--		$108,496
Former President
of Hickory
Travel Systems, Inc.

Frederick Pauzar	2006		$275,000		--		$18,000	(2)	--		$293,000
President,	2005		$93,333	(17)	--		$18,000	(2)	$72,029	(18)	$183,362
Chief Operating
Officer, and Director

Charles Sieberling	2006		$125,000		--		--		--		$125,000
Secretary of Hickory	2005		$128,240		--		--		--		$128,240
Travel Systems, Inc	2004		$131,731		--		--		--		$131,731

Jeffrey Scott	2006		$118,173		--		--		$110,253	(19)	$228,426
President of Hickory
Travel Systems, Inc.

James Leaderer	2006		$0		--		$18,000	(2)	--		$18,000
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 1, 2007, with respect to the beneficial ownership of our common stock by (i) each Director and officer of the Company, (ii) all Directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:

									Total
			Preferred				Total		Percentage of
	Common		Stock Voting				Voting		Beneficial
	Stock(1)		Rights(1)		Warrants(1)		Shares(1)		Voting Shares(1)
Roger Maddock	2,447,616	(2)	5,050,000	(3)	513,000	(4)	8,010,616	(2)(3)(4)	48.7	%(5)

Malcolm J. Wright	1,565,675	(6)	3,900,000	(7)	4,196,230	(8)	9,661,905	(6)(7)(8)	50.9	%(9)
CEO and Chairman

Omar Jimenez	-		-		100,000	(24)	100,000	(24)	0.1%
CFO

Stanford Venture
Capital	845,733	(10)	-		708,000	(11)	1,553,733	(10)(11)	13.4	%(12)
Holdings, Inc.

Stanford	1,560,500	(13)	477,000	(14)	744,000	(15)	2,781,500	(13)(14)(15)	22.2	%(16)
International
Bank Limited

L William Chiles	850,000		-		606,016	(17)	1,456,016	(17)	12.7	%(18)
Director

James Leaderer	10,000		-				10,000		0.1	%(19)
Director

Frederick Pauzar	1,000		-		75,000	(20)	75,000	(20)	0.7	%(21)
Director

Michael Crosbie	-		-		75,000	(22)	75,000	(22)	0.7	%(23)
General Counsel Executive Vice President and Secretary
(All officers	2,426,675		3,900,000	(7)	5,052,246	(8)(17)	11,378,921	(6)(7)(8)	57.3	%(25)
and Directors							(20	)(22)(17)(20)(22)
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

10.44(20)	First Amendment to Asset Purchase Agreement with Around The World Travel, Inc. for TraveLeaders dated March 31, 2005

10.45(21)	Management Agreement with Around The World Travel, Inc. dated January 1, 2005

10.46(21)	License Agreement with Around The World Travel, Inc. dated January 1, 2005

10.47(21)	Agreement with Shadmore Trust U/A/D dated April 1, 2004 to acquire common stock, preferred stock and indebtedness of AWT

10.48(21)	Promissory Note for $1,698,340 issued by the Registrant in favor of Shadmore Trust U/A/D and dated April 1, 2004

10.49(21)	Stock Purchase Agreement dated April 12, 2004 to acquire preferred stock of Around The World Travel, Inc.

10.50(21)	Additional $1.25M issued by the Registrant in favor of Stanford and dated November 15, 2004.

10.51(21)	Third Amendment to Credit Agreement with Stanford for $1,000,000 and Second Additional Stock Pledge Agreement dated December 13, 2004

10.52(21)	Second Renewal Promissory Note for $1,355,000 issued by the Registrant in favor of Stanford and dated December 13, 2004

10.53(21)	Agreement dated March 17, 2005, to Terminate Right of First Refusal Agreement and Amend Registration Rights Agreement with Stanford

10.54(22)	Warrant Agreement and Warrants to Malcolm J. Wright to purchase 100,000 shares at $1.02 per share

10.55(22)	Warrant Agreement and Warrants to L. William Chiles to purchase 100,000 shares at $1.02 per share

10.56(22)	Warrant Agreement and Warrants to T. Gene Prescott to purchase 100,000 shares at $1.02 per share

10.57(22)	Warrant Agreement and Warrants to Charles J. Fernandez to purchase 100,000 shares at $1.02 per share

10.58(22)	Warrant Agreement and Warrant to Steven Parker to purchase 200,000 shares at $1.02 per share

10.59(22)	Warrant Agreement and Warrants to Toni Pallatto to purchase 25,000 shares at $1.02 per share

10.60(21)	Employment Agreement, as amended, between L. William Chiles and Hickory Travel Systems, Inc.

10.61(21)	Employment Agreement between L. William Chiles and the Registrant

10.62(21)	First Amendment to $3 Million Credit Agreement

10.63(21)	Instrument of Warrant Repricing to purchase 100,000 shares at $0.001 per share

10.60(23)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.61(23)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.62(24)	Re-Stated Promissory Note for $6,356,740 issued in favor of Around The World Travel, Inc. dated June 30, 2005.

10.63(26)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.63(27)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.64(27)	Commitment Letter with KeyBank National Association for up to $72,550,000, with a maximum principal balance of $40,000,000 for Phase 1 dated December 1, 2005

10.65(27)	Commitment Letter with KeyBank National Association for up to $14,850,000 for Phase 2 dated December 1, 2005

10.66(28)	Construction Loan Agreement with KeyBank National Association for $40,000,000 for Phase 1 dated December 29, 2005

10.67(28)	Promissory Note with KeyBank National Association for $40,000,000

10.68(28)	Loan Agreement with KeyBank National Association for $14,850,000 for Phase 2 dated December 29, 2005

10.69(28)	Promissory Note with KeyBank National Association for $14,850,000

10.70(28)	Promissory Note for $4,000,000 issued by TDS Management, LLC in favor of PCL Construction Enterprises, Inc.

10.71(28)	Guaranty by the Registrant of the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.72(28)	Guaranty of Malcolm J. Wright guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.73(28)	Addendum to Construction Loan Agreement Condominium and Townhouse Project Development

10.74(28)	Payment Guaranty Phase 1

10.75(28)	Payment Guaranty Phase 2

10.76(28)	Amended Debt Guarantor Agreement

10.77(28)	Guaranty of Tierra Del Sol (Phase 1), Ltd. guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc. (exhibit 10.7)

10.78(28)	Performance and Completion Guaranty

10.79(28)	Pledge and Security Agreement

10.80(29)	Option Exercise Agreement with Stanford Financial Group Company

10.81(29)	Assignment of Interest in Reedy Creek Acquisition Company, LLC

10.82(30)	Registration Rights Agreement with SIBL dated January 4, 2006

10.4(30)	Credit Agreement with SIBL

10.83(29)	$7,000,000 Promissory Note with Bankers Credit Corporation

10.7(29)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement

10.84(29)	Renewed, Amended and Increased Promissory Note

10.85(30)	Stanford International Bank, Ltd. Warrant for 77,000 shares at $0.001 per share

10.86(30)	Stanford International Bank, Ltd. Warrant for 154,000 shares at $5.00 per share

10.87(29)	Irrevocable and Unconditional Guaranty

10.88(30)	Registration Rights Agreement with SIBL dated December 28, 2005

10.89(29)	SIBL $2.1 million note

10.90(30)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 1)

10.91(30)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 2)

10.92(30)	SIBL Warrant Agreement for 2% Phase 1 interest

10.93(30)	SIBL Warrant Agreement for 2% Phase 2 interest

10.94(29)	Stanford International Bank, Ltd. Warrant for 154,000 at $0.001 per share

10.95(29)	Stanford International Bank, Ltd. Warrant for 308,000 at $5.00 per share

10.96(31)	Original Purchase Agreement

10.97(32)	First Amendment to Asset Purchase Agreement

10.98(33)	Settlement Agreement effective as of December 31, 2005 by and among American Leisure Holdings, Inc., American Leisure Equities Corporation and Around The World Travel, Inc.

10.99(34)	Stock Purchase Agreement between Harborage Leasing Corporation and the Company

10.100(34)	$1,411,705 Promissory Note payable to Harborage Leasing Corporation

10.101(34)	Malcolm J. Wright Guaranty Agreement regarding $1,411,705 Promissory Note with Harborage Leasing Corporation

10.102(34)	Harborage Leasing Corporation warrant to purchase 300,000 shares of common stock at $5.00 per share

10.103(35)	Third Party Debt Guarantor Agreement

10.104(35)	Note Modification Agreement with SIBL

10.105(35)	Stock Purchase Agreement with SIBL for the purchase of our Antigua call center operations

10.106(35)	Warrant Agreement with SIBL for the purchase of up to 355,000 shares of common stock at the exercise price of $10.00 per share

10.107(36)	Purchase Agreement between Scott Roix, American Leisure Holdings, Inc. and Stanford International Bank Limited

10.108(36)	Warrant Agreement for the Purchase of 235,000 shares of common stock at an exercise price of $20.00 per share granted to Stanford International Bank Limited

10.109(37)(ii)	Credit Agreement - $4,300,000 credit facility

10.110(37)	Second Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.111(37)	Second Mortgage Modification Agreement and Future Advance Certificate

10.112(37)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (November 2006)

10.113(37)(ii)	Amendment No. 1 to $4.3 Million Credit Agreement

10.114(37)	Third Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.115(37)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (December 2006)

10.116(37)	Third Mortgage Modification Agreement and Future Advance Certificate

10.117(37)(iii)	Credit Agreement - $6,200,000 credit facility

10.118(37)(iii)	Amendment No. 1 to $6.2 Million Credit Agreement

10.119(37)	Purchase Agreement (South Beach Resorts, LLC)

10.120(37)	Assignment of Interests in South Beach Resorts, LLC

10.121(37)	Promissory Note payable to Roger Maddock

10.122(37)	Guaranty Agreement in connection with Maddock Promissory Note

10.123(37)(ii)	Warrant and Participation Agreement

10.124(37)(iv)	Form of Warrant

10.125(37)	Promissory Note (South Beach Resorts, LLC)

10.126(39)	Amendment No.1 to $13,420,000 Renewed, Amended and Increased Promissory Note with (Reedy Creek Note)

10.127(39)	Amended and Restated Promissory Note (Bankers Credit - $7,860,000)

10.128(39)	Note Modification Agreement with SIBL (December 2006)

10.129(39)	Amendment to Stock Purchase Agreement (Harborage)

10.130(39)	Forbearance Agreement (LaSalle Bank/South Beach Resorts, LLC)

10.131(39)	Amendment No. 2 to $4.3 Million Credit Agreement

10.132(39)	Fourth Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.133(39)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (January 2007)

10.134(39)	Fourth Mortgage Modification Agreement and Future Advance Certificate

10.135(39)	Amendment No. 2 to $6.2 Million Credit Agreement

10.136(39)	Malcolm J. Wright - Guaranty Agreement of $7,000,000 Bankers Credit Note

10.137(39)	March 2007 - $10,000,000 Credit Agreement with Stanford International Bank, Ltd.

10.138(39)	March 2007 - $10,000,000 Promissory Note payable to Stanford International Bank, Ltd.

10.139(39)	March 2007, Mortgage and Security Agreement with Stanford International Bank, Ltd.

10.140(39)	Mortgage and Security Agreement

10.141(38)	Michael D. Crosbie Employment Agreement

21.1(39)	List of Subsidiaries

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(6)	Personal Guarantee by Malcolm J. Wright guaranteeing the $6,000,000 Line of Credit

99.2(25)	Press Release issued September 6, 2005, announcing Frederick W. Pauzar as Chief Operating Officer and a Director

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

(39) Filed as an Exhibit to the Company’s Report on Form 10-KSB filed with the Commission on April 17, 2007, and incorporated herein by reference.

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

Date: September 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Malcolm J. Wright	Chief Executive Officer	September 14, 2007
Malcolm J. Wright	and Chairman of the Board of Directors

/s/ Omar Jimenez	Chief Financial Officer	September 14, 2007
Omar Jimenez	(Principal Accounting Officer)

/s/ Frederick Pauzar	President, Chief Operating Officer,	September 14, 2007
Frederick Pauzar	and Director

/s/ Michael Crosbie	General Counsel,	September 14, 2007
Michael Crosbie	Executive Vice President,
and Secretary

/s/ L. William Chiles	Director	September 14, 2007
L. William Chiles