Form 10QSB/A
period 2007-03-31
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-09-14
CIK 1124197

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

The registrant is filing this amended Form 10-QSB to reflect the restated numbers for the quarter ended March 31, 2006.

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

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	Unaudited	Unaudited
Revenue		(Restated)
Service revenues	6,497,139	$6,379,373
Undeveloped land sales	-	13,129,246

Total revenue	6,497,139	19,508,619

Cost of service revenues	(5,763,350)	(6,194,226)
Cost of undeveloped land sales	-	(9,796,634)

Total costs	(5,763,350)	(15,990,860)

Gross margin	733,789	3,517,759

Operating expenses:
Depreciation and amortization	(233,250)	(342,358)
General and administrative expenses	(875,760)	(855,811)

Total operating expenses	(1,109,010)	(1,198,169)

Income (loss) from operations	(375,221)	2,319,590

Interest expense	(1,020,769)	(1,240,148)

Equity in operations of unconsolidated affiliate	-	64,484

Income (loss) from operations before income taxes	(1,395,990)	1,143,926

Provision for income taxes	(3,899)	(1,399)

Net income (loss)	$(1,399,889)	$1,142,527

Net income (loss) per share:
Basic and diluted	$(0.16)	$0.07

Weighted average shares outstanding
Basic and diluted	10,877,974	10,620,530

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

For the three months ending March 31, 2007:

In (000’s)	Real Estate	Call Center *	Travel	Hospitality	Elim.	Consol.
Revenue
Services	579	0	6,021	436	(539)	6,497
Undeveloped land	0	0	0	0	0	0
Segment income (loss)	(1,656)	0	500	206	(450)	(1,400)
Total income (loss)	(1,656)	0	500	206	(450)	(1,400)
Total Assets	129,529	0	7,661	13,087	(11,372)	138,905
Capital expenditures	0	0	0	0	0	0
Depreciation	(183)	0	(79)	(50)	0	(312)

* Call center was sold as of June 30, 2006.
** Depreciation is included in cost of operating revenues.

For the three months ending March 31, 2006:

In (000’s)	Real Estate	Call Center *	Travel	Hospitality	Elim.	Consol.
Revenue
Services	427		6,002	0	(50)	6,379
Undeveloped land	13,129			0		13,129
Segment income (loss)	2,009		(262)	0	(668)	1,267
Equity in operations of unconsolidated subsidiary		(64)				(64)
Total income (loss)	2,009	(64)	(262)	0	(668)	1,143
Total Assets	100,907	2,755	11,488	0	(5,071)	110,080
Capital expenditures	0	0	0	0	0	0
Depreciation	(180)	(162)	(73)	0	0	(415)

** Depreciation is included in cost of operating revenues.

NOTE H - Reclassifications and Restatements

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation.

The Company recorded in general and administrative expenses the cost of operating revenues for the three months ended March 31, 2006. The Company is now showing the cost of operating revenues. The Company has also included the gross revenues and expenses for the business that was acquired from Around the World Travel on December 31, 2004. The revenues and expenses were previously reported on a net basis. The inclusion of gross revenue and expenses did not affect net income. The Company has restated the three months ended March 31, 2006. There is no change to the net income for the three months ended March 31, 2006. The restatement for the three months ended March 31, 2006 is as follows:

	As originally filed	Adjustment	As restated
Revenue:
Operating revenues	$1,662,295	$4,717,078	$6,379,373
Undeveloped land sales	13,129,246	-	13,129,246

Total revenue	14,791,541	4,717,078	19,508,619

Cost of operating revenues	-	(6,194,226)	(6,194,226)
Cost of undeveloped land sales	(9,796,634)	-	(9,796,634)
Total Costs	(9,796,634)	(6,194,226)	(15,990,860)

Gross margin	4,994,907	(1,477,148)	3,517,759

Operating expenses:
Depreciation and amortization	(415,372)	73,014	(342,358)
General and administrative	(2,259,945)	1,404,134	(855,811)

Total operating expenses	(2,675,317)	1,477,148	(1,198,169)

Income (loss) from operations	2,319,590	-	2,319,590

Interest expense	(1,240,148)	-	(1,240,148)
Equity in operations of unconsolidated subsidiary	64,484	-	64,484

Income (loss) before income taxes	1,143,926	-	1,143,926

Provision for income taxes	(1,399)	-	(1,399)

Net income	$1,142,527	-	$1,142,527

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

Gross revenues include commission revenues for cruises, hotel and car rentals are recognized upon completion of travel, hotel stay or car rental. Commission fees for ticketing are recognized at the time of departure.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

We had total revenues of $6,497,139 for the three months ended March 31, 2007, compared to total revenues of $19,508,619 for the three months ended March 31, 2006, a decrease in total revenues of $13,011,480 or 66.7% from the prior period. Revenues for the three months ended March 31, 2007, consisted of service revenues of $6,497,139, which increased $117,766 or 1.8% over service revenues of $6,379,373 for the three months ended March 31, 2006 and undeveloped land sales of $0 for the three months ended March 31, 2007, which decreased $13,129,246 from undeveloped land sales of $13,129,246 for the three months ended March 31, 2006. The decrease in undeveloped land sales was due to the fact that while we had no such sales during the three months ended March 31, 2007, during the three months ended March 31, 2006, Tierra del Sol sold forty-two acres of land in the Sonesta Resort for $9,090,130 to the Westridge Community Development District ("District") and received an additional $4,039,116 from the District in connection with reimbursements for site improvements on the land purchased by the District.

Our service revenues increased due to increased revenues from existing clients in the travel sector.

Service revenues for the three months ended March 31, 2007, included approximately $965,878 in revenues from HTS; $5,047,121 from ALEC; and $435,946 in revenues from our hospitality division.

We had total cost of service revenues of $5,763,350 for the three months ended March 31, 2007, compared to total cost of service revenues of $6,194,226 for the three months ended March 31, 2006, a decrease in total cost of service revenues of $430,876 or 7.0% from the prior period. Our cost of service revenues decreased due to personnel and cost containment efforts in the travel sector.

We had total cost of undeveloped land sales of $0 for the three months ended March 31, 2007, as we had no such land sales, compared to total cost of undeveloped land sales of $9,796,634 for the three months ended March 31, 2006.

We had a total gross margin of $733,789 for the three months ended March 31, 2007, compared to a total gross margin of $3,517,759 for the three months ended March 31, 2006, a decrease in total gross margin of $2,783,970 or 79.1% from the prior period, which decrease in gross margin was mainly due to the fact that we had no land sales during the three months ended March 31, 2007 and a $13 million land sale during the three months ended March 31, 2006.

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

We had total general and administrative expenses of $875,760 for the three months ended March 31, 2007, compared to total general and administrative expenses of $855,811 for the three months ended March 31, 2006, an increase in total general and administrative expenses of $19,949 from the three months ended March 31, 2006, which increase was mainly due to increased expenses associated with our subsidiaries, Wright Resorts and Hotels and American Leisure Homes, due to increased payroll expenses associated with the addition of employees during the year ended December 31, 2006, as well as increases in the office space costs associated with such subsidiaries offset by decreases in travel and professional fees.

We had total operating expenses of $1,109,010 for the three months ended March 31, 2007, compared to total operating expenses of $1,240,148 for the three months ended March 31, 2006, a decrease of $131,138 or 10.6% from the prior period. The decrease in operating expenses for the three months ended March 31, 2007, compared to the three months ended March 31, 2006 was mainly due to the $109,108 or 31.8% decrease in depreciation and amortization expense for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

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

In June 2006, Malcolm J. Wright, our Chief Executive Officer and Chairman was paid $1,540,500 in accrued salaries and interest which he was owed. Accrued expenses-officers as of March 31, 2007, included $2,425,000 in salaries and $519,000 interest due to Mr. Wright. Mr. Wright's accrued and unpaid salaries accrue interest at the rate of 12% per year until paid. Additionally included in accrued expenses-officers was $379,000 owed to L. William Chiles, the Chief Executive Officer of Hickory and our Director, which included $325,000 of unpaid salary accrued to Mr. Chiles and $54,000 of accrued interest on such unpaid salary. Total current liabilities as of March 31, 2007 increased $3,183,495 or 5.6% from total current liabilities of $56,631,757 as of December 31, 2006. The increase in current liabilities was mainly attributable to an increase of $7,727,778 or 207% in accounts payable-related parties offset by a $5,629,578 or 15.8% decrease in current maturities of long-term debt and notes payable, which was mainly due to various Note Modification Agreements and note extensions entered into with SIBL as described above.

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

(18) Filed as exhibits to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on May 21, 2007 and incorporated herein by reference.

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

AMERICAN LEISURE HOLDINGS, INC.

DATED: September 14, 2007	By: /s/ Malcolm J. Wright
Malcolm J. Wright
Chief Executive Officer
(Principal Executive Officer)