Form 10QSB
period 2007-09-30
AMERICAN LEISURE HOLDINGS, INC.
filed 2007-11-19
CIK 1124197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, 10,877,974 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check One): Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$6,307,814	$1,110,000
Cash - restricted	-	1,030,921
Accounts receivable, net	1,742,781	3,148,730
Other receivable	322,338	217,233
Prepaid expenses and other	2,453,412	1,775,614
Total Current Assets	10,826,345	7,282,498

PROPERTY AND EQUIPMENT, NET	8,488,559	9,170,540

LAND HELD FOR DEVELOPMENT	131,120,084	71,930,263

OTHER ASSETS
Cash - restricted	7,230,436	10,364,681
Prepaid sales commissions	11,085,641	9,804,036
Prepaid sales commissions - affiliated entity	3,803,655	3,443,851
Goodwill	4,559,134	4,559,134
Trademark, net	931,250	950,000
Other	516,750	2,638,475
Total Other Assets	28,126,866	31,760,177

TOTAL ASSETS	$178,561,854	$120,143,478
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable	$22,334,192	$35,681,931
Current maturities of notes payable-related parties	599,629	7,480,395
Accounts payable and accrued expenses	6,182,103	4,518,175
Accrued expenses - officers	833,729	2,795,000
Other	6,626,051	6,156,256
Total Current Liabilities	36,575,704	56,631,757

Notes payable - related parties	85,780,664	3,353,252
Long-term debt and notes payable	27,310,606	21,583,106

Put liability	985,000	985,000
Deposits on unit pre-sales	33,309,250	37,465,685
Total liabilities	183,961,224	120,018,800
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock; 1,000,000 shares authorized; $.001 par value;
1,000,000 Series "A" shares issued and outstanding at
September 30, 2007 and December 31, 2006	10,000	10,000
Preferred stock; 100,000 shares authorized; $.01 par value;
2,825 Series "B" shares issued and outstanding at
September 30, 2007 and December 31, 2006	28	28
Preferred stock, 28,000 shares authorized; $.01 par value
27,189 Series "C" shares issued and outstanding at
September 30, 2007 and December 31, 2006	272	272
Preferred stock; 50,000 shares authorized; $.001 par value;
36,588 Series "E" shares issued and outstanding at September 30, 2007
32,249 Series "E" shares issued and outstanding at December 31, 2006	36	32
Preferred stock; 150,000 shares authorized; $.01 par value;
0 and 0 Series "F" shares issued and outstanding at
September 30, 2007 and December 31, 2006	-	-

Common stock, $.001 par value; 100,000,000 shares authorized;
10,877,974 shares issued and outstanding at September 30, 2007 and
10,877,974 shares issued and outstanding at December 31, 2006	10,878	10,878

Additional paid-in capital	22,756,918	21,710,830

Accumulated deficit	(28,177,502)	(21,607,362)
Total Stockholders' Equity	(5,399,370)	124,678

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$178,561,854	$120,143,478

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	Unaudited	Unaudited	Unaudited	Unaudited
		(Restated)		(Restated)
Revenue
Service Revenues	$18,530,967	$18,512,336	$5,753,321	$5,811,209
Undeveloped Land Sales	-	13,129,246	-	-

Total Revenue	18,530,967	31,641,582	5,753,321	5,811,209

Cost of Service Revenues	(17,552,629)	(17,811,249)	(5,402,896)	(5,421,427)
Cost of Undeveloped Land Sales	-	(9,796,634)	-	-

Total Costs	(17,552,629)	(27,607,883)	(5,402,896)	(5,421,427)

Gross Margin	978,338	4,033,699	350,425	389,782

Operating Expenses:
Depreciation and amortization	(699,984)	(552,375)	(233,337)	(190,640)
General and administrative expenses	(3,271,799)	(2,476,338)	(1,450,624)	(787,576)

Total Operating Expenses	(3,971,783)	(3,028,713)	(1,683,961)	(978,216)

Income (Loss) from Operations	(2,993,445)	1,004,986	(1,333,536)	(588,434)

Interest Income	290,340	221,189	111,832	51,996
Other Income	253,434	-	56,091	-
Interest Expense	(4,115,570)	(3,353,932)	(2,108,958)	(836,548)

Loss from continuing operations before income taxes	(6,565,241)	(2,127,757)	(3,274,571)	(1,372,986)

PROVISIONS FOR INCOME TAXES	(4,899)	(1,876)	-	(477)

Loss from continuing operations	(6,570,140)	(2,129,633)	(3,274,571)	(1,373,463)

Gain (loss) from discontinued operations	-	2,744,938	-	-

NET INCOME (LOSS)	$(6,570,140)	$615,305	$(3,274,571)	$(1,373,463)

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
BASIC AND DILUTED	$(0.71)	$(0.29)	$(0.34)	$(0.16)

NET INCOME (LOSS) PER SHARE FROM DISCONTINUED
OPERATIONS:
BASIC AND DILUTED	$-	$0.25	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	10,877,974	10,673,562	10,877,974	10,756,600

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,570,140)	$615,305
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	948,557	1,125,011
Non-cash interest expense	1,381,843	2,102,276
Non-cash warrant compensation	1,046,092	110,253
Gain on sale of subsidiary	-	(2,988,082)
Changes in assets and liabilities:
Increase (decrease) in restricted cash	3,134,245	-
Increase (decrease) in accounts receivable and other receivables	1,405,949	(255,927)
Decrease (increase) in prepaid expenses and other	(36,771)	(496,193)
Increase in prepaid sales commissions	(1,641,409)	(1,493,536)
Increase (decrease) in shareholder advances and notes payable	-	504,319
Decrease (increase) in deposits on unit pre-sales	(4,156,435)	(941,998)
Increase in customer deposits	-	1,260,437
Increase in accounts payable and accrued expenses	3,028,473	4,555,393

Net cash provided (used) by operating activities	(1,459,596)	4,097,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(254,076)	(319,577)
Proceeds from property sold	-	13,129,246
Increase in restricted cash	1,030,921	843,832
Increase in land held for development	(59,189,821)	(23,273,287)

Net cash used in investing activities	(58,412,976)	(9,619,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt	(18,249,746)	(2,251,281)
Payment of debt - related party	(10,147,344)	-
Proceeds from notes payable	58,929,507	8,942,017
Proceeds from notes payable - related party	34,537,969	-
Proceeds from exercise of warrants	-	308
Net cash provided by financing activities	65,070,386	6,691,044

Net increase in cash	5,197,814	1,168,516

CASH AT BEGINNING PERIOD	1,110,000	225,055

CASH AT END OF PERIOD	$6,307,814	$1,393,571

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$489,482
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Purchase of land held for development for notes payable	$-	$15,000,000
Purchase of promissory note for equity	$-	$750,000
Accrued interest payable assumed by Parent	$2,856,021	$-
Long-term debt and notes payable assumed by Parent	$42,300,000	$-
Related party debt assumed by Parent	$3,590,811	$-
Long-term debt reclassed to related party debt	$6,000,000	$-

See accompanying notes to financial statements.

AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE A - PRESENTATION
The balance sheets of the Company as of September 30, 2007 and December 31, 2006, the related consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, (the financial statements), include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and restated Financial Statements and notes thereto included in the Company's December 31, 2006, Form 10-KSB, the Company's June 30, 2007 Form 10-QSB, the Company's March 31, 2007 Form 10-QSB and the Company's Forms 8K and 8-K/A filings.

The comparative information presented in the statements of operations for the three and nine months ended September 30, 2006, and the statement of cash flow for the nine months ended September 30, 2006 were previously restated by the Company.  The restatements did not impact the net income or equity of the Company for these periods, and are more fully described in the Company's amended filings.

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

NOTE C - CHANGES IN CONTROL OF REGISTRANT
On August 13, 2007, American Leisure Group, Ltd., a company incorporated in the British Virgin Islands (“ALG”) began trading on the AIM market operated by the London Stock Exchange in London, England (the “Admission”).

The Admission triggered the effectiveness of certain Share Exchange and Share Purchase Agreements and certain Preferred Share Purchase Agreements relating to shares of common and preferred stock of American Leisure Holdings, Inc. (“we,” “us,” and the “Company’).  In total, thirty-eight (38) of our shareholders exchanged an aggregate of 7,770,717 shares of our common stock and 2,331,016 warrants to purchase shares of our common stock for 4,871,509 shares of ALG stock.  Included in those shareholders exchanging shares of their common stock and warrants for shares in ALG were the following related parties:

	Common Stock Shares Exchanged	Common Stock Purchase Warrants Exchanged (1)	Shares of ALG Received in Exchange
Roger Maddock (2)	345,348		188,686
Malcolm J. Wright (3)	845,733		462,079
William Chiles (4)	850,000	606,016	626,652
Xpress Ltd. (5)	719,942		393,351
Frederick Pauzar (6)	1,000	100,000	27,319
Omar Jimenez (7)		100,000	26,772
Jason Williams (8)		100,000	26,772
Jeff Scott (9)		100,000	26,772
Michael Crosbie (10)		100,000	26,772
Resorts Funding Group (11)		350,000	93,702
Stanford International Bank and affiliates (12)	1,591,000	350,000	962,968
Daniel Bogar	275,500		150,524
Ronald Stein	275,500		150,524
Osvaldo Pi Trust	275,500		150,524
William Fusselmann	275,500		150,524
James Blanchard	256,041		139,892

(1) Unless otherwise indicated, all warrants exchanged had an exercise price of $1.02 per share.
(2) Mr. Maddock was a significant shareholder of the Company prior to the Admission and the subsequent effect of the share exchange agreements and preferred stock purchase agreements described below.
(3) Mr. Wright is the Chief Executive Officer and Chairman of the Board of Directors of the Company.
(4) Mr. Chiles is a Director of the Company.
(5) Mr. Wright, our Chief Executive Officer serves as President of Xpress Ltd.
(6) Mr. Pauzar is the President and a Director of the Company.
(7) Mr. Jimenez is the Chief Financial Officer of the Company.
(8) Mr. Williams is our Associate General Counsel.
(9) Mr. Scott is the President of Hickory Travel Systems, Inc., our majority owned subsidiary.
(10) Mr. Crosbie is our General Counsel, Executive Vice President and Secretary.
(11) Resorts Funding Group’s managing partner is Mr. Wright, our Chief Executive Officer.
(12) Stanford International Bank was a significant shareholder of the Company prior to the Admission and the subsequent effect of the share exchange agreements and preferred stock purchase agreements described below, and is also a significant creditor of the Company.

The Admission also triggered the consummation of certain Preferred Share Purchase Agreements with twenty-one (21) of our preferred stock shareholders, pursuant to which such shareholders sold an aggregate of 525,000 shares of our Series A Preferred Stock, 27,191 shares of our Series C Preferred Stock and 33,340 shares of our Series E Preferred Stock to ALG for aggregate consideration of $11,303,100 or $10 per Series A Preferred Stock share, $100 per Series C Preferred Stock share, and $100 per Series E Preferred stock share.  Included in the shareholders who entered into Preferred Share Purchase Agreements with ALG and sold shares of preferred stock to ALG, were the following related parties:

Shareholder	Cash Consideration Received	Series A Preferred Stock Shares Exchanged	Series C Preferred Stock Shares Exchanged
Stanford International Bank (1)	$ 2,385,000	-	23,850
Malcolm J. Wright (2)	$ 550,000	55,000	-
Roger Maddock (3)	$ 300,000	30,000	-
Xpress, Ltd. (4)	$ 3,350,000	335,000	-

(1) Stanford International Bank was a significant shareholder of the Company prior to the Admission and the subsequent effect of the share exchange agreements and preferred stock purchase agreements described herein, and is also a significant creditor of the Company.
(2) Mr. Wright is the Chief Executive Officer and Chairman of the Board of Directors of the Company.
(3) Mr. Maddock was a significant shareholder of the Company prior to the Admission and the subsequent effect of the share exchange agreements and preferred stock purchase agreements described herein.
(4) Mr. Wright, our Chief Executive Officer serves as President of Xpress Ltd.

Additionally, our Chief Executive Officer and Director, Malcolm J. Wright, entered into an Agreement to Cancel Warrants for the Purchase of The Common Stock of American Leisure Holdings, Inc. (the “Warrant Cancellation Agreement”), pursuant to which, Mr. Wright agreed to cancel an aggregate of 5,876,730 warrants to purchase shares of our common stock, which had an exercise price of $1.02 per share, which he held for aggregate consideration of $5,759,195 or ($0.98 per warrant).  The consideration for the cancellation is to be paid within thirty (30) days following the Admission, by Hambling Group Limited which is owned by trusts for the benefit of the families of Messrs. Wright and Maddock .

Finally, in connection with the Admission, Connolly Invest Corp. (“Connolly”), which is beneficially owned by Mr. Maddock, entered into a Share Purchase Agreement with Mr. Wright, Mr. Maddock, Polo Settlement Trust and Solleric Settlement Trust, which Trusts are beneficially owned by Mr. Wright and Mr. Maddock (collectively the “Trusts”), and ALG, pursuant to which Connolly sold ALG 100% of the outstanding stock of Arvimex Inc. (“Arvimex”), which beneficially owns 475,000 shares of our Series A Preferred Stock, 2,011,268 shares of our common stock, an outstanding loan owed to it by South Beach Resorts LLC, our wholly owned subsidiary, in the amount of $3,590,811 (not including accrued interest) and a debt of $1,363,571 (plus accrued interest) owed to it by us (collectively the “Arvimex Loans”), plus 270,000 warrants to purchase shares of our common stock (the “Arvimex Assets”).  The purchase price of the Arvimex Shares was $100,000 in cash and the repayment of $12,116,296 owed by Arvimex to the Trusts.

As a result of the Share Exchange Agreements and the Warrant Cancellation Agreement, ALG currently holds, directly or indirectly, more than 95% of our common and preferred stock on a fully diluted basis, and is our majority shareholder.

NOTE D – LAND HELD FOR DEVELOPMENT

American Leisure is developing a 972-unit resort in Orlando, Florida on 122 acres of undeveloped land. Pre-construction sales commenced in February 2004.

As of September 30, 2007, Xpress, Ltd., a related party, has pre-sold approximately 600 vacation homes in a combination of contracts on town homes and reservations on condominiums for a total sales volume of approximately $222 million. In connection with the sales, the Company has received deposits totaling approximately $33,309,000 and has prepaid sales commissions and advances to various brokers and agents of approximately $11,270,000 and has prepaid sales commissions of approximately $3,332,414 to Xpress, Ltd., a related party.

On January 11, 2006, the Company sold 42 acres in the Sonesta Resort for $9,090,130 to the District and an additional $4,039,116 in connection with reimbursements for site improvements.
The land sold to the District will be used for public infrastructure for the Sonesta Resort, including the creation of roads and for water collection.

The Boulevard Hotel property located in Miami Beach, Florida is undergoing remodeling and refurbishing to convert the property into a timeshare facility. As of September 30, 2007, $4,646,099 has been incurred in the remodeling and refurbishment and, as of December 31, 2006, $3,405,418 has been incurred.

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

NOTE E - PROPERTY AND EQUIPMENT, NET

As of September 30, 2007, property and equipment consisted of the following:

	Useful
	Lives (years)	Amount

Equipment	3-5	$4,452,457
Furniture & fixtures	5-7	1,492,579
Building	40	7,990,481

Subtotal		13,935,517
Less: accumulated depreciation and amortization		5,446,958

Property and equipment, net		$8,488,559

Depreciation expense for the nine-month and three-month period ended September 30, 2007 amounts to $936,057 and $316,209 respectively of which $236,073 and $82,872 have been included as Cost of Operating Revenues for a net depreciation expense for the nine-month and three-month period ended September 30, 2007 of $699,984 and $233,337, respectively.

NOTE F - NOTES PAYABLE

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

On or around June 29, 2007, TDS Amenities, Inc. and TDS Town Homes (Phase 2), LLC (collectively “TDS”), two of our wholly owned subsidiaries issued Central Florida Ventures, L.L.C. a Promissory Note in the amount of $4,000,000 in connection with a $4,000,000 loan made to TDS. On July 2, 2007 an additional $1,000,000 was advanced.  The Central Florida Note is due and payable on June 29, 2008, and any amount outstanding on the Central Florida Note bears interest at the rate of thirteen percent (13%) per annum, compounded monthly until paid in full on the maturity date.  $2,300,000 of the loan was repaid (plus accrued interest of $518,246) on August 15, 2007 while on August 13, 2007, $2,700,000 of this loan was taken over by ALG as a 12% interest loan.

NOTE G - NOTES PAYABLE - RELATED PARTIES

The current maturities of notes payable - related parties is as follows:

Officers of Hickory Travel Services	$399,629
Shareholders of Hickory Travel Services	180,000
Others	20,000

Notes payable - related parties	$599,629

The current portion of notes payable includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $399,629; $133,629 of such amount is owed to L. William Chiles, a Director of the Company.

Included in long-term debt and notes payable are obligations to the following related parties:

American Leisure Group Limited	$79,313,787
Stanford Venture Capital Holdings, Inc.	6,000,000
Officers of Hickory Travel Services	466,877
Related party debt and notes	$85,780,664

The long-term debt and notes payable includes amounts owed to the officers of Hickory Travel Systems, Inc., a subsidiary of the Company in the amount of $466,877, $81,877 of such amount is owed to L. William Chiles, a Director of the Company.

As discussed in Note C above, on August 13, 2007 ALG acquired more than 95% of our common and preferred stock on a fully diluted basis, and is our majority shareholder. As part of the transaction, ALG is now the maker on $79.3 million of loans that are classified as related parties debt.  The Loans are summarized as follows:

Debtor Entity	Date of Loan	Interest Rate	Loan Amount
AMLH	08/13/2007	12%	$4,987,236
RC	08/13/2007	12%	16,428,322
TDS	08/13/2007	12%	25,114,395
ALI	08/13/2007	12%	28,906,955
SBR	08/13/2007	12%	3,876,879
			$79,313,787

It is anticipated that the amount assumed by ALG (including the principal amount of the SIBL Credit Agreement and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the SIBL Credit Agreement, but with an interest rate of 12% per annum. However, no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

Non-CashTransactions

The balance  owed by the Company to ALG as of September 30, 2007 includes assumption of Company debt by ALG totaling $45,890,811, as follows: $29,600,000 owed to Stanford International Bank, Ltd., $10,000,000 owed to Resorts Funding Group, LLC, $2,700,000 owed to Central Florida Ventures, LLC, and $3,590,811 owed to South Beach Resorts, LLC.  Additionally, ALG assumed $2,856,021 of accrued interest relating to the above-referenced instruments.

Pursuant to the share exchange agreement, Stanford International Bank, Ltd. became a related party and, accordingly, the $6,000,000 owed to them by the Company at September 30, 2007 was reclassified to notes payable -- related parties.

NOTE H - RELATED PARTY TRANSACTIONS

The Company accrues salaries payable to Malcolm Wright in the amount of $800,000 per year with interest at 12%. In June 2006, Malcolm Wright was paid $1,540,500 of the accrued salaries that consisted of accrued salaries of $1,275,000 and accrued interest of $265,500.  On September 29, 2007, $2,309,783 of accrued salaries and $606,750 of accrued interest on those salaries were paid to Mr. Wright leaving a balance due to Mr. Wright of $402,889, after adjustments, which is accrued salaries of $374,889 and accrued interest of $28,000. Additionally included in accrued expenses-officers as of September 30, 2007, was $430,840 owed to L. William Chiles, the Chief Executive Officer of Hickory and our Director, which included $361,957 of unpaid salary accrued to Mr. Chiles and $68,883 of accrued interest on such unpaid salary.

The Company accrued director fees to each of its four (4) directors in an amount of $18,000 per year for their services as directors of the Company. No payments of director fees were paid during the current quarter and the balance of accrued director fees as of the end of the quarter covered by this report amounts to $314,500.

Malcolm Wright is the majority shareholder of American Leisure Real Estate Group, Inc. ("ALRG"). On November 3, 2003, Tierra Del Sol Resort ("TDSR") entered into an exclusive Development Agreement with ALRG to provide development services for the development of the Tierra Del Sol Resort. Pursuant to the Development Agreement ALRG is responsible for all development logistics and TDSR is obligated to reimburse ALRG for all of ALRG's costs and to pay ALRG a development fee in the amount of 4% of the total costs of the project paid by ALRG. During the period from inception through September 30, 2007, the total costs plus fees amounted to $80,445,137.

A trust for the natural heirs of Malcolm Wright is the majority shareholders of Xpress Ltd. ("Xpress"). On November 3, 2003, TDSR entered into an exclusive sales and marketing agreement with Xpress to sell the units being developed by TDSR. This agreement provides for a sales fee in the amount of 3% of the total sales prices received by TDSR payable in two installments: one-half of the fee is paid when the rescission period has elapsed in a unit sales agreement and one-half is paid upon the conveyance of the unit. The agreement also provides for a marketing fee of 1.5% of the total sales prices received by TDSR. The marketing fee is paid when the first segment of the sales fee is paid. During the period since the contract was entered into and ended September 30, 2007, the total sales amounted to approximately $222,160,927. As a result of the sales, TDSR was obligated to pay Xpress a fee of $6,664,828, consisting of one-half of the sales fee and the full amount of the marketing fee. As of September 30, 2007, $6,830,979 has been paid to Xpress. Based on the sales contracts as of September 30, 2007, TDSR will be obligated to pay Xpress $3,332,414, the other half of the sales fee, upon the conveyance of the units.

Effective September 30, 2006, we sold our subsidiary Caribbean Leisure Marketing Ltd. ("CLM"), CLM owns a 49% interest in Caribbean Media Group, Inc. (call center operations), to Stanford International Bank, Ltd. ("SIBL") in exchange for cancellation of promissory notes in the amounts of $1,250,000 and $2,100,000 and $2,313,175 of fees and accrued interest. The sale resulted in a gain of $2,988,082. We also issued 355,000 warrants at an exercise price of $10.00 expiring on April 30, 2008. This was recorded as discontinued operations.

As explained in Note C above, on August 13, 2007, American Leisure Group, Ltd., a company incorporated in the British Virgin Islands (“ALG”) began trading on the AIM market operated by the London Stock Exchange in London, England (the “Admission”).   The Admission triggered the effectiveness of certain Share Exchange and Share Purchase Agreements and certain Preferred Share Purchase Agreements relating to shares of common and preferred stock of American Leisure Holdings, Inc. (“we,” “us,” and the “Company’).  Expenses related to the Admission amounted to $1,918,881 and are included in Prepaid expenses and other as Due from American Leisure Group Limited.

NOTE I - NET INCOME (LOSS) PER SHARE

Dividends have not been declared on the Company's cumulative preferred stock. The accumulated dividends are deducted from Net Loss to arrive at Net income (loss) per share as follows:

Description	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006

NET INCOME (LOSS)
(as reported)	$(6,570,140)	$615,305	$(3,274,571)	$(1,373,463)

UNDECLARED PREFERRED
STOCK DIVIDEND	(1,105,004)	(1,076,849)	(375,283)	(362,894)

NET LOSS AFTER PREFERRED
STOCK DIVIDEND	$(7,675,144)	$(461,544)	$(3,649,854)	$(1,736,357)

NET INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS
BASIC AND DILUTED	$(0.71)	$(0.29)	$(0.34)	$(0.16)

NET INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS
BASIC AND DILUTED	$-	$0..25	$-	$-

NOTE J - SHARES FOR SERVICES

In December 2004, FASB issued a revision to SFAS 123, (also known as SFAS 123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: a prospective method, a modified prospective method and a retroactive method. The Company adopted SFAS 123R in the first quarter of the fiscal year ending December 31, 2006.

In accordance with SFAS No. 123R we have recorded $1,231,284 as stock-based compensation under the fair value method for the nine months ended September 30, 2007. The stock- based compensation under the fair value method for the nine months ended September 30, 2006 was approximately $110,000.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 3.5%; volatility of 185% for 2007 and 120% for 2006 with no assumed dividend yield; and expected lives of five years.

During the nine months ended September 30, 2007 the Company did not issue warrants to executives as shares for services.  However, 1,330,500 warrants were issued to Malcolm Wright for debt guarantees related to the acquisition of land held for development during the nine months ended September 30, 2007.  During the nine months ended September 30, 2006, the Company issued 200,000 warrants to two executives of the Company (100,000 to Michael Crosbie as Corporate General Counsel, Executive Vice President and Secretary of the Company and 100,000 to Jeff Scott as President of Hickory Travel Services); for each executive, 50,000 were immediately vested and the other 50,000 will vest in equal amounts in the next two years. In addition, 450,000 warrants were issued to Malcolm Wright for debt guarantees related to the acquisition of land held for development during the nine months ended September 30, 2006. In June 2006, 355,000 warrants were issued to Stanford International Bank Ltd. to replace the equity conversion feature that was to expire on April 30, 2007, of an outstanding loan with Stanford International Bank Limited.

On August 13, 2007, 2,331,016 of the warrants were purchased by the parent company American Leisure Group Limited (see Note C) and 5,876,730 warrants held by Malcolm Wright were cancelled.  Therefore, as of September 30, 2007, the outstanding warrants amount to 5,012,016 of which 4,912,016 warrants are outstanding to related parties and 100,000 warrants are outstanding to third parties.

NOTE K - OPERATING SEGMENTS

As of September 30, 2007, the Company's two business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments.

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

For the nine months ending September 30, 2007:

In (000's)
	Real Estate	Call Center*	Travel	Hospitality	Elim	Consol
Services	1,350	-	17,674	1,121	(1,614)	18,531
Undeveloped land	-	-	-	-	-	-
Segment income (loss)	(5,987)	-	1,186	250	(2,019)	(6,570)
Total income (loss)	(5,987)	-	1,186	250	(2,019)	(6,570)
Total Assets	165,067	-	9,584	12,944	(9,033)	178,562
Capital Expenditures	292	-	(38)	-	-	254
Depreciation **	550	-	**	**	-	550
* Call center was sold as of June 30, 2006.
** Depreciation is included in cost of operating revenues.

For the nine months ending September 30, 2006:

In (000's)
	Real Estate	Call Center	Travel	Hospitality	Elim	Consol
Services	1,418	-	18,369	75	(1,350)	18,512
Undeveloped land	13,129	-	-	-	-	13,129
Segment income (loss)	(901)	-	372	(217)	(1,384)	(2,130)
Gain (loss) from discontinued operations	-	(243)	-	-	2,988	2,745
Total income (loss)	(901)	(243)	372	(217)	1,604	615
Total Assets	107,951	-	15,994	36	(10,810)	113,171
Capital Expenditures	105	-	215	-	-	320
Depreciation**	552	-	**	-	-	552
* Call center was sold as of June 30, 2006.
** Depreciation is included in cost of operating revenues.

NOTE L - DISCONTINUED OPERATIONS

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

NOTE M - CONTINGENCIES
Litigation

We are a party in an action that was filed in Orange County, Florida and styled as Rock Investment Trust, P.L.C. and RIT, L.L.C. vs. Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., Case No. CIO-01-4874, Ninth Judicial Circuit, Orange County, Florida. In June, 2001, after almost 2 years from receiving notice from Malcolm Wright that one Mr. Roger Smee, doing business under the names Rock Investment Trust, PLC (a British limited company) and RIT, LLC (a Florida limited liability company) (collectively, the Smee Entities) had defaulted under various agreements to loan or to joint venture or to fund investment into various real estate enterprises founded by Mr. Wright, the Smee Entities brought the Lawsuit against Mr. Wright, American Leisure, Inc. (ALI) and several other entities. The gravamen of the initial complaint is that the Smee Entities made financial advances to Wright with some expectation of participation in a Wright real estate enterprise. In general, the suit requests either a return of the Smee Entities alleged advances of $500,000 or an undefined ownership interest in one or more of the defendant entities. Mr. Wright, American Leisure, Inc., and Inversora Tetuan, S.A., have filed a counterclaim and cross complaint against the Smee Entities and Mr. Smee denying the claims and such damages in the amount of $10 million. If the court rules that Mr. Wright is liable under his guarantee of the American Leisure, Inc. obligation to Smee, it is believed that such a ruling would not directly affect American Leisure Holdings, Inc. The litigation is in the discovery phase and is not currently set for trial. We have been advised by our attorneys in this matter that Mr. Wright’s position on the facts and the law is stronger than the positions asserted by the Smee Entities. We intend to seek dismissal of the action.

On March 30, 2004, Malcolm Wright, was individually named as a third-party defendant in the Circuit Court of Cook County, Illinois, Chancery Division, under the caption: Cahnman v. Travelbyus, et al. On July 23, 2004, the primary plaintiffs filed a motion to amend their complaint to add direct claims against our subsidiary, American Leisure as well as Mr. Wright. On August 4, 2004, the plaintiffs withdrew that motion and have not asserted or threatened any direct claims against American Leisure, Mr. Wright or us. As of October 26, 2007 this matter has been settled between Cahnman v. Travelbyus, et al, and the entire case has been dismissed with prejudice

In early May 2004, Around The World Travel, Inc. substantially all of the assets of which we purchased, filed a lawsuit in the Miami-Dade Florida Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. They were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against Around The World Travel and American Leisure Holdings, Inc. in an action styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that Around The World Travel has breached the contracts and also that American Leisure Holdings, Inc. and Around The World Travels Chief Executive Officer were complicit with certain officers and directors of Around The World Travel in securing ownership of certain assets for American Leisure Holdings, Inc. that were alleged to have been a business opportunity for Around The World Travel.  This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamlesss attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us.  On February 9, 2007, the court heard AMLH, ALEC, and Mr. Wright's motion to dismiss the various counts of the complaint.  The court dismissed with prejudice the E-Traveleaders / Seamless claims for rescission, constructive trust, and civil conspiracy.  It dismissed without prejudice the claims for tortuous interference and priority as against TraveLeaders.  However, these claims were never amended and the period to amend has expired.  As a result, only the breach of contract claims remain.   Management, intends to defend against these claims vigorously.

On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel and former owners of the assets of TraveLeaders. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock of Around The World Travel; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. The plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters.   The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorneys fees. The plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorneys fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts.  Our counsel filed various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying document that grants exclusive jurisdiction to the courts located in Cook County, Illinois.  On June 13, 2007, the parties entered into a Tolling Agreement that suspended litigation.  To date, no further action has occurred in this matter.

On August 10, 2006, Patsy Berman and Berman Mortgage Corporation served a complaint against Tierra del Sol Resort, Inc., Malcolm Wright, our Chief Executive Officer and Chairman, and a non-existent entity, Vantage Circa 39 Condotel Limited Partnership ("Vantage"), in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges that Tierra del Sol and Vantage sought loans, that the plaintiffs offered to make loans, that Mr. Wright guaranteed the loans, that valid contracts were formed, and that because such loans did not close, the plaintiffs claim $3,550,000 in damages, representing funding fees, brokerage fees, and interest. We have concluded that the plaintiffs' complaint is wholly frivolous.  We filed a Motion to Dismiss and a Motion for sanctions against the plaintiffs of the lawsuit, for failure to state a good faith claim in law or fact and the court granted the motion to dismiss without prejudice.  The Court denied the motion for sanctions without prejudice, meaning we can refile the motion after conclusion of discovery.  Berman filed an amended complaint, and we responded with another motion to dismiss and motion to strike the request for a jury trial.   The Court granted the motion to strike the request for jury trial and denied the motion to dismiss, instructing that it was more appropriate for summary judgment.  We have served written discovery requests.

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

On or about July 11, 2007, Costa Blanca Real Estate, Inc., Tierra Del Sol Resort, Inc., our wholly owned subsidiaries and one of our former employees, were served with a complaint filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida (the “Complaint”).  The Complaint filed by David A. and Sandra P. Clayton (the “Claytons”), relates to a townhome and a condominium sold by us to the Claytons in August 2004.  The Complaint alleges, among other things, causes for breach of contract, fraud in the inducement of the contract, violations of the Florida Deceptive and Unfair Trade Practices Act, and civil conspiracy.  We have filed a motion to dismiss, which should be heard before the end of the year.  We intend to vigorously defend the lawsuit.

On or about August 3, 2007, Brian Hannon sued Tierra del Sol Resort, Inc., in the United States District Court for the Middle District of Florida.  The suit alleges breach of contract and violation of regulations regarding the sale of real estate.  The Court has recently ordered Hannon to show cause why the case should not be dismissed for his failure to comply with a rule of procedure. We deny the allegations and intend to vigorously defend the lawsuit.

On or about August 9, 2007, American Leisure Holdings, Inc., American Leisure Equities Corporation, and Around the World Travel, Inc. were sued in the Northern District of Illinois by Apollo Galileo USA Partnership.  The complaint mistakenly asserts that we assumed the liabilities from Around the World Travel as part of our acquisition of substantially all of the assets, and seeks to recover on a 2003 contract between Apollo Galileo and Around the World Travel.  We  have sought dismissal of the complaint, and the court has allowed Galileo to conduct discovery regarding our motion prior to responding.  We intend to vigorously defend the claims.

On or about September 17, 2007, Tierra del Sol Resort, Inc. was sued in the Ninth Judicial Circuit in and for Orange County, Florida, by Raymond Vissser in connection with a contract for the sale of a town home.  The Complaint seeks specific performance or, alternatively, damages for breach of contract.  We are currently discussing informal resolution of the complaint, and have not filed a response.

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

NOTE N – RECLASSIFICATION
Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation.

NOTE O - SUBSEQUENT EVENTS
Effective October 12, 2007, Marathon Bank extended its Forbearance Agreement with the Company through May, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF AMERICAN LEISURE HOLDINGS, INC. TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007. ALL REFERENCES IN THIS REPORT ON FORM 10-QSB TO "THE COMPANY," "WE," "US," "OUR" OR WORDS OF SIMILAR MEANING INCLUDE THE OPERATIONS OF AMERICAN LEISURE HOLDINGS, INC. AND SUBSIDIARIES.

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

The Admission triggered the effectiveness of certain Share Exchange and Share Purchase Agreements and certain Preferred Share Purchase Agreements relating to shares of common and preferred stock of the Company.  In total, thirty-eight (38) of our then shareholders exchanged an aggregate of approximately 7,770,717 shares of our common stock and 2,331,016 warrants to purchase shares of our common stock for approximately 4,871,509 shares of ALG stock.

The Admission also triggered the consummation of certain Preferred Share Purchase Agreements with twenty-one (21) of our then preferred stock shareholders, pursuant to which such shareholders sold an aggregate of 525,000 shares of our Series A Preferred Stock, 27,191 shares of our Series C Preferred Stock and 33,340 shares of our Series E Preferred Stock to ALG for aggregate consideration of $11,303,100 or $10 per Series A Preferred Stock share, $100 per Series C Preferred Stock share, and $100 per Series E Preferred Stock share.

Finally, in connection with the Admission, Connolly Invest Corp. (“Connolly”), which is beneficially owned by Mr. Roger Maddock, a former significant shareholder of the Company, entered into a Share Purchase Agreement with Mr. Malcolm J. Wright, our Chief Executive Officer and Chairman, Mr. Maddock, Polo Settlement Trust and Solleric Settlement Trust, which Trusts are beneficially owned by Mr. Wright and Mr. Maddock (collectively the “Trusts”), and ALG, pursuant to which Connolly sold ALG 100% of the outstanding stock of Arvimex Inc. (“Arvimex” and the “Arvimex Shares”), which beneficially owned 475,000 shares of our Series A Preferred Stock, 2,011,268 shares of our common stock, an outstanding loan owed to it by South Beach Resorts LLC, our wholly owned subsidiary, in the amount of $3,590,811 (not including accrued interest) and a debt of $1,363,571 (plus accrued interest) owed to it by us (collectively the “Arvimex Loans”), plus 270,000 warrants to purchase shares of our common stock (the “Arvimex Assets”).  The purchase price of the Arvimex Shares was $100,000 in cash and the repayment of $12,116,296 owed by Arvimex to the Trusts.

As a result of the Share Exchange Agreements, ALG currently holds, directly or indirectly, more than 95% of our common and preferred stock on a fully diluted basis, and is our majority shareholder.

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

Recent Funding Events

In connection with the Share Exchange and Share Purchase Agreements described above, which were conditioned upon ALG’s admission on the AIM (Alternative Investment Market) market in London, England (the “Admission”) which occurred on Monday, August 13, 2007, ALG obtained ownership of approximately 95% of our outstanding stock.

Through the Admission, ALG has provided additional working capital of more than $40 million for the benefit of our Tierra del Sol Resort in Orlando, to enable it to accelerate the development of certain Tierra del Sol amenities and the acceleration of its current development program in order to open the resort in the Spring of 2008, of which we can provide no assurance.

Material Agreements and Transactions

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

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be $136,500,000 of which $9,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. The $14,000,000 will be funded by the bonds proceeds held by the Westridge Development District (the "District", which has sold $25,825,000 in community development bonds to fund the infrastructure of the Sonesta Resort) and funds previously raised.  We have raised the required funding to continue the planned construction of Phase 1 of the Sonesta Resort in connection with the Admission and related transactions described above (the “BVI Transaction”) and as such we believe that we will have sufficient funds to provide for the completion of Phase 1, assuming there are no material cost overruns, delays or further increases in material costs. Phase 2 will be financed separately. It is anticipated that Phase 2 construction will commence by the fourth quarter of 2007 or the first quarter of 2008.

In November 2003, we entered into an exclusive sales and marketing agreement with Xpress Ltd. ("Xpress") to sell the vacation homes in the Sonesta Resort. Malcolm J. Wright, one of our founders and our Chief Executive Officer and Chairman, and members of his family are the majority shareholders of Xpress. As of September 30, 2007, Xpress had pre-sold approximately 600 vacation homes in a combination of contracts on town homes and reservations on condominiums for total sales volume of approximately $222 million.

On or about August 13, 2007, the amount then owed under the SIBL Credit Agreement was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the SIBL Credit Agreement and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the SIBL Credit Agreement, but with an interest rate of 12% per annum. However, no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

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

SFG and SIBL are affiliates of Stanford Venture Capital Holdings Inc., that were a significant shareholder of the Company.

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

The Amended Note was replaced in November 2006, by a Renewed, Amended and Increased Promissory Note in the amount of $12,200,000, by a $13,420,000 note in December 2006 and by a $15,300,000 note in January 2007 (the "RC Note"). The RC Note was due and payable on June 30, 2007, with $8,000,000 of the RC Note bearing interest at the rate of 8% per annum and the remaining $7,300,000 bearing interest at the rate of 12% per annum; however, the RC Note has since been replaced by an Amended RC Note and a Second Amended RC Note, Third Amended RC Note and finally a Fourth Amended RC Note (as described below) and the maturity date of the note was subsequently amended pursuant to the March 2007 Note Modification Agreement (described below) to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date.

On or about August 13, 2007, the amount then owed under the Fourth Amended RC Note was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the Fourth Amended RC Note and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the Fourth Amended RC Note, but with an interest rate of 12% per annum. However no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

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

The Bankers Credit loan is evidenced by an Amended and Restated Promissory Note (the "Bankers Credit Note") and bears interest at the greater of the Wall Street Journal published prime rate plus 6.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the Bankers Credit Note as of September 30, 2007, was 15%.  Interest on the Bankers Credit Note is payable monthly. The maturity date of the Bankers Credit Note was January 3, 2007, but was extended until February 1, 2008, pursuant to the amendment to the note. Pursuant to the Bankers Credit Note, Reedy Creek Acquisition Company agreed to pay a 10% late charge on any amount of unpaid principal or interest under the Bankers Credit Note. The Bankers Credit Note is subject to a 1% exit fee. Upon an event of default as described in the Bankers Credit Note, Bankers Credit has several rights and remedies, including causing the Bankers Credit Note to be immediately due and payable.

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

Note Modification Agreement

In February 2006, we entered into a Note Modification Agreement with SIBL, whereby we agreed to modify certain provisions of our then outstanding promissory notes with SIBL to grant extensions of payments due. Pursuant to the Note Modification Agreement, we and SIBL agreed that all interest due on our $6,000,000 note, from January 1, 2005, through September 30, 2006, would be due and payable on September 30, 2006, which due date was further extended by SIBL to December 31, 2008, with all interest thereafter payable with the original terms of that note however, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged $546,000 of accrued interest; that all interest accrued on the $3,000,000 note we had with SIBL, from the date of the note until September 30, 2006, would be due and payable on September 30, 2006, which due date was extended by SIBL to April 22, 2007, and to January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, and pursuant to the March 2007 Note Modification Agreement  (described below) to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date, additionally, as consideration for the purchase of the Antiguan call center including our subsidiary Caribbean Leisure Marketing, Inc. (described below), SIBL exchanged the $654,080 of accrued interest as of June 30, 2006 as well as our $1,250,000 note with SIBL which was previously due September 30, 2006; and agreed that the maturity date of our $1,355,000 note with SIBL would be extended until June 30, 2007, which has been further extended to January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, and to the New Maturity Date pursuant to the March 2007 Note Modification Agreement, with any accrued and unpaid interest due on such New Maturity Date; that the maturity date of our $305,000 note with SIBL be extended until June 30, 2007, which was further been extended until January 1, 2008, pursuant to the Modification Agreement effective December 31, 2006, and to the new Maturity Date pursuant to the March 2007 Note Modification Agreement (described below), with any accrued and unpaid interest payable on such New Maturity Date.

On or about August 13, 2007, the amount then owed under the SIBL loans described above, other than the $6,000,000 note, was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the SIBL loans and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the SIBL notes, but with an interest rate of 12% per annum. However no Promissory Notes or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.  The $6,000,000 note remains outstanding with the terms and conditions as modified above.

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

Pursuant to the Stock Purchase Agreement we sold SIBL all of our interest in CLM for an aggregate purchase price of $5,663,274. In connection with the purchase, SIBL also agreed to exchange the interest on several of our outstanding promissory notes with SIBL, and to amend the due date of such notes, described in greater detail below, and we agreed to grant SIBL a warrant to purchase 355,000 shares of our common stock at an exercise price of $10.00 per share, which warrants had an expiration date of April 30, 2008, and contained certain anti-dilution clauses, whereby if we granted any options or sell any shares of common stock for less than $1.02 per share, the exercise price of the 355,000 warrants will reset to such lower price. The warrants were assigned to ALG on August 13, 2007 in connection with the Share Purchase Agreements described above

In connection with the Stock Purchase Agreement, SIBL exchanged the following debts which we owed to SIBL: a $1,250,000 promissory note and accrued interest thereon through June 30, 2006; a $2,100,000 promissory note and accrued interest thereon through June 30, 2006; all accrued and unpaid interest on our $6,000,000 note with SIBL as of June 30, 2006; all accrued and unpaid interest on our $3,000,000 promissory note payable to SIBL as of June 30, 2006; and $262,885 of accrued interest on our $8,000,000 promissory note payable to SIBL, and all accrued fees on our $6,000,000 letter of credit, which SIBL agreed to guaranty in connection with the KeyBank loans.

Additionally, in connection with the Stock Purchase Agreement, SIBL agreed to restate the due dates of  certain of the notes which we then owed to SIBL, including, the $6,000,000 note, which due date has been further restated due to the Modification Agreement to January 1, 2008; and the $3,000,000 note, which was extended until January 1, 2008 pursuant to the Modification Agreement; the $1,355,000 note, which was extended to January 1, 2008 due to the Modification Agreement; the $8,000,000 note, which was extended to June 30, 2007; and the $305,000 note, which was extended to January 1, 2008; however, our $3,000,000 note, our $8,000,000 note, which were increased to $15,300,000 (as described below), our $1,355,000 note and our $305,000 note were all been further extended pursuant to the March 2007 Note Modification Agreement to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date.

On or about August 13, 2007, the amount then owed under the SIBL loans described above, other than the $6,000,000 note, was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the SIBL loans and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the SIBL notes, but with an interest rate of 12% per annum. However no Promissory Notes or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.  The $6,000,000 note remains outstanding with the terms and conditions as modified above.

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

Purchase of Vici Note

In August 2006, we entered into a Purchase Agreement with SIBL, whereby we agreed to purchase a $750,000 promissory note from SIBL, which note was originally received by SIBL from Scott Roix, an individual, in connection with SIBL's sale of its interest in Vici Marketing Group, LLC ("Vici" and the "Vici Note") to Mr. Roix, and which Note bears interest at the rate of 8% pre annum, payable on June 30, 2008. In consideration for the purchase of the Vici Note, we agreed to issue SIBL 235,000 shares of our common stock and a five year warrant to purchase 235,000 shares of our common stock at an exercise price of $20 per share (the "Vici Warrant"). The Vici Warrants were assigned to ALG on August 13, 2007 in connection with the Share Purchase Agreements described above. The balance of the Vici Note as of September 30, 2007 was $500,000.

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

The Second Amended RC Note was guaranteed by the Company and Malcolm J. Wright, the Company's Chief Executive Officer and Chairman pursuant to a Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement.  In December 2006, Mr. Wright received 366,000 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of the RC Credit Agreement, equal to three percent (3%) of the total indebtedness of the RC Credit Agreement. The warrants were cancelled on August 13, 2007 in connection with the Share Purchase Agreements described above

We entered into a Second Mortgage Modification Agreement and Future Advance Certificate with SIBL in connection with our entry into the RC Credit Agreement, which provided SIBL a mortgage over certain real property owned by us in Osceola County, Florida, to secure the repayment of the Second Amended RC Note.

On December 18, 2006, we entered into "Amendment No. 1 to the $4.3 Million Credit Agreement" the ("Amended RC Credit Agreement") with SIBL and RCAC, which amended the terms of the RC Credit Agreement, to increase the loan amount under such agreement from $4,300,000 to $5,420,000, to include an advance of $1,120,000 which was received on December 18, 2006 to cover the placement of an appeal bond by us and related expenses paid by us on behalf of South Beach Resorts, LLC ("Resorts," which we purchased pursuant to the Purchase Agreement, described and defined below) in connection with Resorts' purchase of the Boulevard Hotel (described below) from a company which was then in Chapter 11 bankruptcy, and a subsequent dispute regarding such purchase. The Amended RC Credit Agreement also amended and restated the RC Note in the amount of $13,420,000, evidenced by a "Third Renewed, Amended and Increased Promissory Note" (the "Third Amended RC Note"), to include the increased Amended RC Credit Agreement amount and provided for Malcolm J. Wright, our Chief Executive Officer and Chairman to provide a restated Guaranty to SIBL to include the amended loan amount. Mr. Wright received 33,600 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of Amended RC Credit Agreement, equal to three percent (3%) of the total indebtedness of the increased amount of the RC Credit Agreement. The warrants were cancelled on August 13, 2007 in connection with the Share Purchase Agreements described above.

We also entered into a Third Mortgage Modification Agreement and Future Advance Certificate in connection with the increased RC Loan, which increased SIBL's mortgage on certain of our property in Osceola County, Florida to secure the Third Amended RC Note.

On January 31, 2007, we entered into an "Amendment No. 2 to the $4.3 Million Credit Agreement" the ("Second Amended RC Credit Agreement") with SIBL and RCAC, which amended the terms of the Amended RC Credit Agreement, to increase the loan amount under such agreement from $5,420,000 to $7,300,000, to include an advance of $1,880,000. The Second Amended RC Credit Agreement also amended and restated the RC Note in the amount of $15,300,000, evidenced by a "Fourth Renewed, Amended and Increased Promissory Note" (the "Fourth Amended RC Note"), to include the increased Second Amended RC Credit Agreement amount and provided for Malcolm J. Wright, our Chief Executive Officer and Chairman to provide a restated Guaranty to SIBL to include the amended maximum loan amount of $7,300,000. Mr. Wright received 56,400 warrants to purchase shares of our common stock at an exercise price of $1.02 per share in connection with his guaranty of Amended RC Credit Agreement, equal to three percent (3%) of the total indebtedness of the increased amount of the RC Credit Agreement. The warrants were cancelled on August 13, 2007 in connection with the Share Purchase Agreements described above

On or about August 13, 2007, the amount then owed under the Fourth Amended RC Note was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the Fourth Amended RC Note and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the Fourth Amended RC Note, but with an interest rate of 12% per annum. However, no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

Credit Agreement with Stanford

On November 22, 2006, we entered into a Credit Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford"), Tierra Del Sol Resort (Phase 2), Ltd., Costa Blanca II Real Estate, LLC, Costa Blanca III Real Estate, LLC, TDS Town Homes (Phase 2) LLC and TDS Clubhouse, Inc. (the "TDSR Credit Agreement") to provide $6,200,000 of capital for (1) the repayment of the RC Credit Agreement, which was later amended to include the repayment of the increased amount of the Amended RC Credit Agreement in connection with the Amended TDSR Credit Agreement (described below), (2) construction of the pool complex at the Tierra del Sol Phase One project, (3) furniture, fixtures and equipment, and (4) various other expenses. Any amounts borrowed under the TDSR Credit Agreement bear interest at the rate of 12% per annum, and any amounts not paid when due will bear interest at the rate of 15% per annum. Any amounts borrowed under the TDSR Credit Agreement are due and payable on June 30, 2007.  No amounts have been drawn from this Credit Agreement

On December 18, 2006, we also entered into "Amendment No. 1 to $6.2 Million Credit Agreement" (the "Amended TDSR Credit Agreement") to amend the TDSR Credit Agreement to reflect the Amended RC Credit Agreement amount, which is to be repaid with any funds received in connection with the exercise of the Amended TDSR Credit Agreement.

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

The warrants described above were assigned to ALG and cancelled on August 13, 2007 in connection with the Share Purchase Agreements described above.

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

On or about August 13, 2007, the amount then owed under the Maddock Note was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the Maddock Note and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the Maddock Note. However, no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

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

On or about August 13, 2007, the amount then owed under the SIBL loans described above, was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the SIBL loans and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the SIBL notes, but with an interest rate of 12% per annum. However, no Promissory Notes or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

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

Effective October 12, 1007, we entered into the Second Amendment to Forbearance Agreement with LaSalle, whereby LaSalle agreed to extend the terms of the Forbearance Agreement until 5:00 P.M. on May 11, 2008, assuming that we continue to make the required payments of interest on the loan, and no event of default occurs under the loan. Additionally, pursuant to the terms of the Second Amendment to the Forbearance Agreement, we paid all accrued interest due under the loan in connection with our entry into such agreement, totaling approximately $425,180, with $6,248,900 of outstanding principal due under the loan as of October 12, 2007. The Second Amendment to Forbearance Agreement also gives us the right to extend the maturity date of the note to July 11, 2008, in the event that no event of default has occurred under the note, and that we make an additional $1,000,000 payment of principal on the note prior to May 11, 2008.

The LaSalle loan bears interest at the rate of the greater of (a) ten percent (10%) or (b) the London Interbank Offered Rate (LIBOR) plus seven percent (7%). The note also required a $180,000 exit fee to be paid at the time the loan was repaid, which amount has not been paid to date. LaSalle may also require us to pay a 5% late payment fee in connection with our failure to repay the loan amount when due. LaSalle has agreed to waive the default rate of interest if we make all of our required payments. The default rate of interest is LIBOR plus twelve percent (12%), which was equal to approximately 16.43%, with the LIBOR at approximately 4.63% as of the filing of this Report.

Applebee Holding Loan

On January 30, 2007, AMLH entered into a promissory note with Applebee Holding Company in the amount of $150,000 at 4% for seven years. As part of the agreement, 2,840 shares of AMLH Series E Convertible Preferred Stock were issued bearing a 4% per annum cumulative preferred dividend rate, par value of $.001 and convertible into AMLH common stock at a strike price of $15.00 per share.   The shares of Series E Convertible Preferred Stock were subsequently purchased by ALG on August 13, 2007 in connection with the Share Purchase Agreements described above.

On February 9, 2007, SBR entered into a 180 day, $750,000 loan agreement at the Wall Street Journal prime rate plus 1%, with the prime rate at 8.25% as of the filing of this report, with International Property Investors AG, a corporation organized under the laws of Liechtenstein, secured by SBR’s property. The proceeds of the loan were used solely for the payment of fees owed by SBR to Marathon pursuant to the Forbearance Agreement. This loan has been repaid to date.

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

The Credit Agreement provided a provision whereby, in order to induce SIBL to enter into the Credit Agreement, we agreed to issue SIBL (or its assigns) warrants to purchase up to 350,000 shares of our common stock at $1.02 per share, with a cashless exercise provision on a pro-rata basis in connection with advances under the Credit Agreement, which warrants were assigned to ALG on August 13, 2007, in connection with the Share Purchase Agreements described above.

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

The Credit Agreement provided a provision whereby, in order to induce Resorts Funding to enter into the Credit Agreement, we agreed to issue Resorts Funding (or its assigns) warrants to purchase up to 350,000 shares of our common stock at $1.02 per share, with a cashless exercise provision on a pro-rata basis in connection with advances under the Credit Agreement, which warrants were assigned to ALG on August 13, 2007, in connection with the Share Purchase Agreements described above.

We also agreed, pursuant to the Credit Agreement with Resorts Funding, that we would pay Resorts Funding an exit fee upon the repayment of the amounts owed to Resorts Funding of $200,000.

We had received $2,905,000 from SIBL and Resorts Funding Group, LLC, as of March 31, 2007, and issued SIBL and Resorts Construction 87,500 warrants in connection with the receipt of such funds, which funds were released prior to our execution of the Credit Agreement, and which warrants were assigned to ALG on August 13, 2007, in connection with the Share Purchase Agreements described above.

Through April 2007, we drew  an additional $5,810,000 on the Resorts Funding Group LLC $10,000,000 credit facility for a total outstanding of $10,000,000 and an additional $5,900,000 on the SIBL $10,000,000 credit facility, respectively and granted Resorts Funding Group LLC an additional 262,500 warrants for a total of 350,000 warrants then issued and SIBL an additional 262,500 for a total of 350,000 warrants then issued based on the amounts loaned.  These warrants were assigned to ALG on August 13, 2007, in connection with the Share Purchase Agreements described above.

On or about August 13, 2007, the amount of principal and accrued and unpaid interest then owed under the SIBL and Resorts Funding loans described above, an aggregate of $20,000,000, not including any accrued and unpaid interest, was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the loans and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the original loans and notes, but with an interest rate of 12% per annum. However, no Promissory Notes or other repayment agreements or loan documentation have been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

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

On or about August 13, 2007, the amount of principal and accrued and unpaid interest then owed under the notes described above, was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the loans and accrued and unpaid interest on such loan amounts) will be memorialized by Promissory Notes payable to ALG, under the same terms and conditions as the original loans and notes, but with an interest rate of 12% per annum. However, no Promissory Notes or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

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

The outstanding balance of the Kennedy Note was secured by a security interest granted to Kennedy by the Borrowers in substantially all of their personal property and assets. As additional security, American Leisure Holdings, Inc., TDS Amenities, Inc., a Florida corporation, which is owned by Tierra del Sol Resort, Inc., and Malcolm J. Wright, our Chief Executive Officer and Chairman entered into a Guaranty Agreement in favor of Kennedy, which guaranteed the repayment of the Kennedy Note. Furthermore, the Borrowers agreed to assign their rights to various of our licenses, leases, permits and approvals to Kennedy to secure the repayment of the Kennedy Note and in connection with the security agreement provided to Kennedy. Mr. Wright earned a fee equal to 747,000 warrants to purchase shares of our common stock at an exercise price of $1.02 in connection with his guaranty of the Kennedy Note. The warrants were cancelled on August 13, 2007 in connection with the Share Purchase Agreements described above

In addition to guarantying the repayment of the Kennedy Note, the Borrowers and TDS Amenities, Inc. granted Kennedy a Mortgage Agreement encumbering approximately 38 acres of property in our Sonesta Resort which the Borrowers own, to secure the repayment of the Kennedy Note. American Leisure Holdings, Inc. the Borrowers, and Mr. Wright also guaranteed that all of the property secured by the Mortgage Agreement fully complies with all environmental laws and agreed to indemnify Kennedy against any damages in connection with the violation of any environmental hazardous waste disposal laws or regulations.

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

First Commercial Bank Letter of Credit

On or about March 28, 2007, we obtained a Letter of Credit from First Commercial Bank of Florida (“First Commercial”) in the amount of $991,217, which amount has been loaned to us in full by First Commercial, which amount bears interest at the Prime Rate plus 1.5% per annum, currently equal to 9.00%, with the Prime Rate at 7.5% as of the filing of this report. Interest on the Line of Credit is payable monthly in arrears. The amount due under the Line of Credit is due and payable, along with any accrued and unpaid interest on March 28, 2008. The Line of Credit is secured by a mortgage and security interest on certain property in the Sonesta Resort. The closing costs associated with the Line of Credit totaled approximately $25,000. The Letter of Credit is secured by certain of our wholly owned subsidiaries, and Malcolm J. Wright, our Chief Executive Officer and Chairman.

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

The outstanding balance of the Second Kennedy Note was secured by a security interest granted to Kennedy by Costa Blanca in substantially all of its personal property and assets, including certain real property in Polk County, Florida, pursuant to the parties’ entry into a Mortgage and Security Agreement. As additional security, American Leisure Holdings, Inc., TDS Amenities, Inc., a Florida corporation, which is owned by Tierra del Sol Resort, Inc., and Malcolm J. Wright, our Chief Executive Officer and Chairman, entered into a Guaranty Agreement in favor of Kennedy, which guaranteed the repayment of the Second Kennedy Note. Furthermore, Costa Blanca agreed to assign its rights to several of its licenses, leases, permits and approvals to Kennedy to secure the repayment of the Second Kennedy Note. Mr. Wright earned a fee equal to 133,500 warrants to purchase shares of our common stock at an exercise price of $1.02 in connection with his guaranty of the Second Kennedy Note.   The warrants were cancelled on August 13, 2007 in connection with the Share Purchase Agreements described above

Central Florida Note

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

On or about August 13, 2007, the amount then owed under the Central Florida Note was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the Central Florida Note and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the Central Florida Note, other than an interest rate of 12% per annum. However, no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

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

Under our prior arrangement with Around The World Travel (through August 1, 2006), which operated the TraveLeaders assets on our behalf and from whom we acquired the assets, we recognized a management fee of 10% of the net earnings of the TraveLeaders assets before interest, taxes, depreciation and amortization.

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

On or about December 29, 2005, we closed on $54.85 million of senior debt to be used in the development of The Sonesta Orlando Resort at Tierra Del Sol (the "Project"), described in greater detail above. KeyBank, N.A. was the lender of a credit facility for the benefit of AMLH. The credit facility included a land loan in the amount of $14,850,000, which has been repaid as of the date of this filing. KeyBank had also originally agreed to provide us a $40,000,000 revolving construction loan, for up to $72,550,000 in funding, however we have since decided not to move forward with such funding. As of June 30, 2007, we had received approximately $22,000,000 for funding of the Sonesta Resort through our entry into the April 2007 Kennedy funding, $4,450,000 through our entry into the June Kennedy funding, $4,000,000 through the Central Florida loan (which an additional $1,000,000 advance was provided to us in connection with subsequent to June 30, 2007), and the right to up to $20,000,000 in funding through the SIBL and Resorts Funding loans describe above, pursuant to which we had borrowed the full $20,000,000 through June 30, 2007.  On or about August 13, 2007, the amount then owed under those loans was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions similar to the original loans, but with an interest rate of 12% per annum. However, no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

Moving forward, we will continue the planned construction of the Sonesta Resort with the funds raised by ALG’s Admission and related transactions described above (the “BVI Transaction”).  Financing for the balance of the development budget, which includes infrastructure, retention, roads and green space of approximately $26,000,000, was through the sale of Westridge Community Development District bonds which was completed on December 29, 2005, as described above.  In June 2005, we began the earth moving and clearing process on the land for the resort and have completed approximately 90% of the grading and the underground infrastructure on the property to date. We began the vertical construction of Phase 1 of the property in the first quarter of 2007. We have established a relationship with GMAC Bank, through Millennium Capital Mortgage, to provide construction financing to the individual purchasers of the Sonesta Resort town homes, which funding we believe will enable all town homes and amenities at Tierra del Sol to be built through this program.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern Considerations

We have incurred losses during our existence and we have negative retained earnings. We had an accumulated deficit of $28,177,502 at September 30, 2007 and a net loss of $6,570,140 for the nine months ended September 30, 2007. We expect Hickory to require approximately $1,500,000 in working capital during the next twelve months. If we are unable to obtain these funds, we may have to curtail or delay our plans for Hickory. In addition to our ability to raise additional capital, our continuation as a going concern also depends upon our ability to generate sufficient cash flow to conduct our operations. If we are unable to raise additional capital or generate sufficient cash flow for Hickory operations and/or to complete the construction of our planned vacation homes, we may be required to delay the expansion of Hickory and restructure or refinance all or a portion of our outstanding debt. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

We had total revenues of $5,753,321, consisting solely of service revenues for the three months ended September 30, 2007, compared to total revenues of $5,811,209, consisting solely of service revenues for the three months ended September 30, 2006, a decrease in total revenues of $57,888 or 1.0% from the prior period.

We had total cost of service revenues of $5,402,896 for the three months ended September 30, 2007, compared to total cost of service revenues of $5,421,427 for the three months ended September 30, 2006, a decrease in total cost of service revenues of $18,531 or 0.3% from the prior period.

We had a total gross margin of $350,425 for the three months ended September 30, 2007, compared to a total gross margin of $389,782 for the three months ended September 30, 2006, a decrease in total gross margin of $39,357 or 10.1% from the prior period, which decrease in gross margin was mainly due to the 1.0% decrease in cost of service revenues, which was not sufficiently offset by the 0.3% decrease in cost of service revenues for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

We had depreciation and amortization expenses of $233,337 for the three months ended September 30, 2007, compared to depreciation and amortization expenses of $190,640 for the three months ended September 30, 2006, an increase in depreciation and amortization expenses of $42,697 or 22.4% from the prior period, which increase was due to the depreciation on the Boulevard Hotel which was acquired on December 22, 2006, which building was depreciated during the three months ended September 30, 2007 and  not depreciated during the three months ended September 30, 2006.

We had total general and administrative expenses of $1,450,624 for the three months ended September 30, 2007, compared to total general and administrative expenses of $787,576 for the three months ended September 30, 2006, an increase in total general and administrative expenses of $663,048 or 84.2% from the three months ended September 30, 2006, which increase was mainly due to increased expenses associated with our subsidiaries, Wright Resorts and Hotels and American Leisure Homes, due to increased payroll expenses associated with the addition of employees during the three months September 30, 2007, as well as increases in the office space costs associated with such subsidiaries offset by decreases in travel and professional fees, during the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

We had total operating expenses of $1,683,961 for the three months ended September 30, 2007, compared to total operating expenses of $978,216 for the three months ended September 30, 2006, an increase of $705,745 or 72.1% from the prior period. The increase in operating expenses for the three months ended September 30, 2007, compared to the three months ended September 30, 2006 was mainly due to the $663,048 or 84.2% increase in general and administrative expense for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

We had interest income of $111,832 for the three months ended September 30, 2007, compared to total interest income of $51,996 for the three months ended September 30, 2006, an increase in interest income of $59,836 or 115.1% from the three months ended September 30, 2006, which increase in interest income was mainly due to the interest earned on higher average cash balances during the period.

We had other income of $56,091 for the three months ended September 30, 2007 compared to $0 in other income for the three months ended September 30, 2006.

We had total interest expense of $2,108,958 for the three months ended September 30, 2007, compared to total interest expense of $836,548 for the three months ended September 30, 2006, an increase in interest expense of $1,272,410 or 152.1% from the three months ended September 30, 2006, which increase in interest expense was mainly due to the write off of the balance of deferred financing costs as certain warrants issued as part of our prior financing costs were assigned to ALG during the three months ended September 30, 2007.

We had a loss from continuing operations before taxes of $3,274,571 for the three months ended September 30, 2007, compared to a loss from continuing operations before taxes of $1,372,986 for the three months ended September 30, 2006, an increase in loss from continuing operations before taxes of $1,901,585 or 138.5% from the prior period.  The increase in loss is attributed to the 22.4% increase in depreciation expense plus the 84.2% increase in general and administrative expenses and the 152.1% increase in interest expense due to the write-off of the balance of deferred financing costs.

We had total provision for income taxes of $0 for the three months ended September 30, 2007, compared to $477 in income tax provision for the three months ended September 30, 2006.

We had a total net loss of $3,274,571 for the three months ended September 30, 2007, compared to total net loss of $1,373,463 for the three months ended September 30, 2006, an increase in net loss of $1,901,108 or 138.4% from the prior period.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

We had total revenues of $18,530,967, consisting solely of service revenues for the nine months ended September 30, 2007, compared to total revenues of $31,641,582 for the nine months ended September 30, 2006, consisting of service revenues of $18,512,336 and undeveloped land sales of $13,129,246 for the nine months ended September 30, 2006, a decrease in total revenues of $13,110,615 or 41.4% from the prior period. Revenues for the nine months ended September 30,2007, consisted of service revenues of $18,530,967, which increased $18,631 or 0.1% over service revenues of $18,512,336 for the nine months ended September 30, 2006.

Our service revenues increased due to our termination of our management agreement with AWT on August 1, 2006.

We had no undeveloped land sales for the nine months ended September 30, 2007, compared to undeveloped land sales of $13,129,246 for the nine months ended September 30, 2006. The decrease in undeveloped land sales was due to the fact that while we had no such sales during the nine months ended September 30, 2007; during the nine months ended September 30, 2006, Tierra del Sol sold forty-two acres of land in the Sonesta Resort for $9,090,130 to the Westridge Community Development District ("District") and received an additional $4,039,116 from the District in connection with reimbursements for site improvements on the land purchased by the District.

Service revenues for the nine months ended September 30, 2007, included approximately $14,701,000 in revenues from ALEC; $2,973,280 from HTS; and $1,121,000 in revenues from our hospitality division, which were offset by $1,614,000 of elimination of revenues in connection with the consolidation of the operations of those divisions.

We had total cost of service revenues of $17,552,629 for the nine months ended September 30, 2007, compared to total cost of service revenues of $17,811,249 for the nine months ended September 30, 2006, a decrease in total cost of service revenues of $258,620 or 1.5% from the prior period.

We had total cost of undeveloped land sales of $0 for the nine months ended September 30, 2007, as we had no such land sales, compared to total cost of undeveloped land sales of $9,796,634 for the nine months ended September 30, 2006.

We had a total gross margin of $978,338 for the nine months ended September 30, 2007, compared to a total gross margin of $4,033,699 for the nine months ended September 30, 2006, a decrease in total gross margin of $3,055,361 or 75.7% from the prior period, which decrease in gross margin was mainly due to the fact that we had no land sales during the nine months ended September 30, 2007 and a $13 million land sale during the nine months ended September 30, 2006.

We had depreciation and amortization expenses of $699,984 the nine months ended September 30, 2007, compared to depreciation and amortization expenses of $552,375 for the nine months ended September 30, 2006, an increase in depreciation and amortization expenses of $147,609 or 26.7% from the prior period, which decrease was due to the fact that our call center business was sold effective as of June 30, 2006, and the fact that such operations were therefore not depreciated during the nine months ended September 30, 2007, but were depreciated during the nine months ended September 30, 2006.

We had total general and administrative expenses of $3,271,799 the nine months ended September 30, 2007, compared to total general and administrative expenses of $2,476,338 for the nine months ended September 30, 2006, an increase in total general and administrative expenses of $795,461 or 32.1% for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, which increase was mainly due to increased expenses associated with our subsidiaries, Wright Resorts and Hotels and American Leisure Homes, due to increased payroll expenses associated with the addition of employees during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006,  as well as increases in the office space costs associated with such subsidiaries offset by decreases in travel and professional fees, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

We had total operating expenses of $3,971,783 the nine months ended September 30, 2007, compared to total operating expenses of $3,028,713 for the nine months ended September 30, 2006, an increase of $943,070 or 31.1% from the prior period. The increase in operating expenses for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 was mainly due to the 26.7% increase in depreciation and amortization plus the 32.1% increase in general and administrative expense for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

We had total interest expense of $4,115,570 for the nine months ended September 30, 2007, compared to total interest expense of 3,353,932 for the nine months ended September 30, 2006, an increase in interest expense of $761,638 or 22.7% from the nine months ended September 30, 2006, which increase in interest expense was mainly due to the write off of the balance of deferred financing costs as certain warrants issued as part of our prior financing costs were assigned to ALG during the nine months ended September 30, 2007

We had a loss from operations before taxes of $6,565,241 for the nine months ended September 30, 2007, compared to a loss from operations before taxes of $2,127,757 for the nine months ended September 30, 2006, an increase in loss from operations before taxes of $4,437,484 or 208.4% from the prior period.

We had total provision for income taxes of $4,899 for the nine months ended September 30, 2007, compared to $1,876 in income tax provision for the nine months ended September 30, 2006, an increase of $3,023 or 161.1% from the prior period.

We had $0 in gain from discontinued operations for the nine months ended September 30, 2007, compared to gain from discontinued operations of $2,744,938 for the nine months ended September 30, 2006.

The gain from discontinued operations for the nine months ended September 30, 2006, was due to the call center operations of Caribbean Media Group, Ltd. ("Caribbean Leisure Marketing"), our former wholly owned subsidiary, which owns 49% of Caribbean Media Group, Ltd. Effective June 30, 2006, we sold Caribbean Leisure Marketing to Stanford, as described in greater detail above.

We had a total net loss of $6,570,140 for the nine months ended September 30, 2007, compared to total net income of $615,305 for the nine months ended September 30, 2006, a change of $7,185,445 or 1,167.8% from the prior period, which was mainly due to the gain on the sale of property of approximately $3.1 million during the nine months ended September 30, 2006, which gain was not present during the nine months ended September 30, 2007, the gain on sale of undeveloped land sales of $13,129,246 for the nine months ended September 30, 2006, which was not represented during the nine months ended September 30, 2006, as well as a $943,070 increase in total operating expenses and a $761,638 increase in interest expense for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets as of September 30, 2007, of $10,826,345, consisting of cash of $6,307,814, restricted cash of $0, accounts receivable, net of $1,742,781, other receivable of $322,338, and prepaid expenses and other of $2,453,412.

We had total non-current assets as of September 30, 2007 of $167,735,509, consisting of property and equipment, net of $8,488,559, land held for development of $131,120,084 and total other assets of $28,126,866.

Other assets as of September 30, 2007, consisted of restricted cash of $7,230,436, prepaid sales commissions of $11,085,641, prepaid sales commissions-affiliated entity of $3,803,655, goodwill of $4,559,134, trademark of $931,250 and other assets of $516,750.

We had total current liabilities as of September 30, 2007 of $36,575,704, which included current maturities of long-term debt and notes payable of $22,334,192, current maturities of notes payable-related parties of $599,629, accounts payable and accrued expenses of $6,182,103, accrued expenses-officers of $833,729, and other liabilities of $6,626,051.

In June 2006, Malcolm J. Wright, our Chief Executive Officer and Chairman was paid $1,540,500 in accrued salaries and interest which he was owed. As of September 29, 2007, the amount of salaries payable accrued to Mr. Wright amounted to $2,720,652 plus accrued interest on those salaries of $634,750.   On September 29, 2007, $2,309,783 of accrued salaries and $606,750 of accrued interest on those salaries were paid to Mr. Wright.   Accrued expenses-officers as of September 30, 2007, included $402,889 which is comprised of accrued salaries of $374,889 and accrued interest of $28,000 due to Mr. Wright. Mr. Wright's accrued and unpaid salaries accrue interest at the rate of 12% per year until paid. Additionally included in accrued expenses-officers as of September 30, 2007, was $430,840 owed to L. William Chiles, the Chief Executive Officer of Hickory and our Director, which included $361,957 of unpaid salary accrued to Mr. Chiles and $68,883 of accrued interest on such unpaid salary.  Total accrued expenses – officers amounts to $833,729.

As of September 30, 2007, we owed $399,629 in connection with current portion of notes payable to related parties including $133,629 owed to our Director, L. William Chiles.

As of September 30, 2007, we had $85,780,664 of notes payable to related parties, which included $81,877 owed to Mr. Chiles, $385,000 owed to an officer of HTS, $79,313,787 owed to ALG and $6,000,000 owed to Stanford Venture Capital Holdings, Inc, a significant shareholder of the Company.

As of September 30, 2007, we had long term debt and notes payable of $27,310,606; put liability of $985,000 and deposits on pre-unit sales of $33,309,250.

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

We had total negative working capital of $25,749,359 as of September 30, 2007.

We had net cash used by operating activities of $1,459,596 for the nine months ended September 30, 2007, which was mainly due to a net loss of $6,570,140, an increase in prepaid commissions of $1,641,409,  $4,156,435 of increase in deposits on unit pre-sales, offset by $3,028,473 of increase in accounts payable and accrued expenses, an increase in restricted cash of $3,134,245, an increase in accounts receivables and other receivables of $1,405,949, an increase in non-cash warrant compensation of $1,046,092 and an increase of $1,381,843 of non-cash interest expense.

We had $58,412,976 of net cash used in investing activities for the nine months ended September 30, 2007, which was due to a $59,189,821 increase in land held for development and $254,076 of acquisition of fixed assets offset by $1,030,921 of increase in restricted cash.

We had cash provided by financing activities of $65,070,386 for the nine months ended September 30, 2007, which was due to $95,876,668 of proceeds from notes payable offset by $30,806,282 of payment of notes payable and long-term debt.

We expect that we will require approximately $1,500,000 through the end of the 2007 fiscal year for working capital for Hickory and up to $85,000,000 through the second quarter of 2008 for construction and overhead on our Sonesta Resort, as described below.

We estimate that the cost to complete the construction of Phase I of the Sonesta Resort will be approximately $135,500,000 of which $8,000,000 will be for resort amenities, $64,000,000 will be for vertical construction on 294 units and $49,500,000 will be for other costs such as contingencies, closing costs and soft costs such as architectural, engineering, and legal costs. An additional approximate amount of $14,000,000 will be expended for horizontal construction costs which include all of Phase I requirements plus most of the infrastructure requirements for the entire Project. As of September 30, 2007, we had received approximately $22,000,000 for funding of the Sonesta Resort through our entry into the April 2007 Kennedy funding, $4,450,000 through our entry into the June Kennedy funding, $4,000,000 through the Central Florida loan, and the right to up to $20,000,000 in funding through the SIBL and Resorts Funding loans describe above, of which we had borrowed $20,000,000 through August 13, 2007.   On or about August 13, 2007 the Central Florida loan was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of such loans and accrued and unpaid interest on such loan amounts) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the original notes, other than an interest rate of 12% per annum. However no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

While we previously obtained a $40,000,000 construction loan from KeyBank, National Association (“KeyBank”) we have since decided not to move forward with that loan. We raised the required funding to continue the planned construction of Phase 1 of the Sonesta Resort in connection with the Admission and related transactions described above (the “BVI Transaction”).

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

On August 16, 2006, pursuant to a Purchase Agreement between us and SIBL, a promissory note in the principal amount of $750,000 made by Scott Roix in favor of SIBL was purchased from SIBL for 235,000 shares of our common stock and a five year warrant to purchase up to 235,000 shares of our stock at an exercise price of $20 per share. The note has a maturity date of June 30, 2008 and bears interest at the rate of 8% per annum. As of September 30, 2007, the balance of the promissory note totaled $500,000.

At September 30, 2007, we had an outstanding principal balance of $6,000,000 under our secured revolving credit facility with Stanford, which bears interest at a fixed rate of 6% per annum payable accruing from July 1, 2006 quarterly in arrears and matures on December 31, 2008. We previously issued 355,000 warrants with a strike price of $10 per share with a maturity of April 30, 2008 to Stanford to replace the conversion feature of the credit facility whereby the loan could previously be converted into shares of our common stock at a conversion price of $15.00 per share in connection with our entry into the Stock Purchase Agreement with SIBL. The warrants were assigned to ALG and cancelled on August 13, 2007 in connection with the Share Purchase Agreements described above.  The $6,000,000 credit facility is guaranteed by Malcolm J. Wright, our Chief Executive Officer and Chairman and is secured by a second mortgage on our Sonesta Orlando Resort property, including all fixtures and personal property located on or used in connection with these properties, and all of the issued and outstanding capital stock and assets of our subsidiary, American Leisure Marketing & Technology, Inc. We believe that without the guarantees of Mr. Wright, it would have been more difficult, if not impossible, for us to secure the Stanford credit facility.

As of August 13, 2007, ALG repaid certain of our outstanding loans, described above, and as of September 30, 2007, we had an outstanding principal balance of $79,313,787 with ALG.  The loans made by ALG to us bear interest at a fixed rate of 12% per annum and have identical terms (other than the interest rate), and mature on the original maturity date of the loans set forth below.

We had an outstanding principal balance of $3,000,000, under another secured revolving credit facility with Stanford, prior to August 13, 2007, which previously accrued interest at a fixed rate of 8% per annum and was to mature on January 1, 2008, but was extended pursuant to the March 2007 Note Modification Agreement to the earlier of (a) a public offering by us, or any company that acquires a majority of any class of stock or assets of us, which raises no less than $100,000,000; or (b) August 1, 2008 (the “New Maturity Date”), with any accrued and unpaid interest payable on such New Maturity Date. At the sole election of the lender, any amount outstanding under the credit facility could be converted into shares of our common stock at a conversion price of $10.00 per share. On or about August 13, 2007, this loan was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of such loan and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the original note, other than an interest rate of 12% per annum. However no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

We had a total principal balance of $1,355,000 outstanding under our secured revolving credit facility with Stanford, as of August 13, 2007, which previously accrued interest at a fixed rate of 8% per annum and was to mature on January 1, 2008, but which was subsequently extended pursuant to the March 2007 Note Modification Agreement to the New Maturity Date. At the sole election of the lender, any amount outstanding under the credit facility could be converted into shares of our common stock at a conversion price of $10.00 per share.  On or about August 13, 2007, this loan was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of such loan and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the original note, other than an interest rate of 12% per annum. However, no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

We had another credit facility in the amount of $305,000 with Stanford as of August 13, 2007. The credit facility accrued interest at 8.0% per annum and was secured by the assets and stock of the Company. The credit facility was due on January 1, 2008 but was subsequently extended pursuant to the March 2007 Note Modification Agreement to the New Maturity Date. On or about August 13, 2007, this loan was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the such loan and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the original note, other than an interest rate of 12% per annum. However, no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

On March 13, 2007, we entered into a $10,000,000 Credit Agreement with SIBL, whereby SIBL agreed to loan us $10,000,000 to use for the construction and development of Phase 2 of the Sonesta Resort. The loan was evidenced by a $10,000,000 Promissory Note, which accrued interest at the rate of 10% per annum. The Promissory Note was secured by a second priority security interest and lien on the land underlying Phase 2 of the Sonesta Resort, all buildings, structures and other improvements on such land, and all fixtures, equipment, goods, inventory or property owned by us currently or in the future, which security interests were evidenced by a Mortgage and Security Agreement, which we and several of our wholly owned subsidiaries entered into with SIBL in connection with the Credit Agreement. The loan was due in full and payable along with any accrued and unpaid interest on March 13, 2008. On or about August 13, 2007, this loan was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the such loan and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the original note, other than an interest rate of 12% per annum. However, no Promissory Note or other repayment agreements or loan documentation have been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

 The SIBL Credit Agreement is personally guaranteed by our Chief Executive Officer and Chairman, Malcolm J. Wright, who will earn a fee of warrants to purchase shares of our common stock equal to 3% of such guaranteed indebtedness at an exercise price of $1.02 per share, in connection with the debt guarantor agreement we have in place with Mr. Wright. The warrants were assigned to ALG on August 13, 2007 in connection with the Share Purchase Agreements described above.

The Credit Agreement provided a provision whereby, in order to induce SIBL to enter into the Credit Agreement, we agreed to issue SIBL (or its assigns) warrants to purchase up to 350,000 shares of our common stock at $1.02 per share, with a cashless exercise provision on a pro-rata basis in connection with advances under the Credit Agreement. The warrants were assigned to ALG on August 13, 2007 in connection with the Share Purchase Agreements described above.

We previously issued SIBL 350,000 warrants pursuant to the Credit Agreement in connection with the receipt of an aggregate of $10,000,000 in funds. The warrants were assigned to ALG on August 13, 2007 in connection with the Share Purchase Agreements described above.

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

On April 23, 2007, we entered into a $10,000,000 Credit Agreement with Resorts Funding Group, LLC, whose managing partner is Malcolm J. Wright, our Chief Executive Officer and Chairman, who does not have an ownership interest in such entity (“Resorts Funding”), on substantially similar terms to the SIBL Credit Agreement, described above, whereby Resorts Funding agreed to loan us $10,000,000 to use for the construction and development of Phase 2 of the Sonesta Resort. The loan was evidenced by a $10,000,000 Promissory Note, which accrued interest at the rate of 10% per annum. The Promissory Note was secured by a second priority security interest and lien on the land underlying Phase 2 of the Sonesta Resort, all buildings, structures and other improvements on such land, and all fixtures, equipment, goods, inventory or property owned by us currently or in the future, which security interests are evidenced by a Mortgage and Security Agreement, which we and several of our wholly owned subsidiaries entered into with Resorts Funding in connection with the Credit Agreement. The loan was due in full and payable along with any accrued and unpaid interest on March 13, 2008. Any amounts not paid when due under the loan were to bear interest at the rate of 15% per annum. On or about August 13, 2007, this loan was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the such loan and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the original note, other than an interest rate of 12% per annum. However, no Promissory Note or other repayment agreements or loan documentation has been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

The Credit Agreement provided a provision whereby, in order to induce Resorts Funding to enter into the Credit Agreement, we agreed to issue Resorts Funding (or its assigns) warrants to purchase up to 350,000 shares of our common stock at $1.02 per share, with a cashless exercise provision on a pro-rata basis in connection with advances under the Credit Agreement The warrants were assigned to ALG on August 13, 2007 in connection with the Share Purchase Agreements described above.

We also agreed, pursuant to the Credit Agreement with Resorts Funding, that we would pay Resorts Funding an exit fee upon the repayment of the amounts owed to Resorts Funding of $200,000.

We previously issued Resorts Funding Group, LLC 350,000 warrants pursuant to the Credit Agreement in connection with the receipt of an aggregate of $10,000,000 in funds. The warrants were assigned to ALG on August 13, 2007 in connection with the Share Purchase Agreements described above.

During April we drew a total of $5,810,000 on the Resorts Funding Group LLC credit facility and $5,900,000 on the SIBL credit facility, respectively granted Resorts Funding Group LLC 262,500 additional warrants and SIBL 262,500 additional warrants based on the amounts loaned. The warrants were assigned to ALG on August 13, 2007 in connection with the Share Purchase Agreements described above.

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

Additionally, Hickory has a $375,900 loan through the U.S. Small Business Administration ("SBA") of which $354,525 had been drawn as of September 30, 2007. The SBA loan is due by May 2033 and bears interest at 4% per annum with principal and interest payments of approximately $1,862 due monthly from May 2005 until May 2033. The SBA note is secured by Hickory's assets and the personal guaranty of L. William Chiles, who is our Director.

In connection with the exercise of the Reedy Creek Option, Reedy Creek Acquisition Company and SIBL agreed to modify the terms of the SIBL Reedy Creek Loan made by SIBL to Reedy Creek Acquisition Company. The modified loan terms are evidenced by a Renewed, Amended and Increased Promissory Note (the "Amended Note") made by Reedy Creek Acquisition Company in favor of SIBL. The Amended Note had a principal balance of $8,000,000, bears interest at the rate of 8% per year and had a maturity date of December 31, 2006, but has since been extended as provided below. The Amended Note was replaced in November 2006, by a Renewed, Amended and Increased Promissory Note in the amount of $12,200,000 (the "RC Note"), which was in turn replaced by an additional amendment, which increased the amount of the note to $13,420,000, and a fourth amendment in January 2007, which increased the amount of the note to $15,300,000, in connection with a $1,880,000 advance received from Reedy Creek (the “Amended RC Note”). The Amended RC Note was due and payable on June 30, 2007, with $8,000,000 of the Amended RC Note bearing interest at the rate of 8% per annum and the remaining $7,300,000 bearing interest at the rate of 12% per annum; however, the maturity date of the Amended RC Note was subsequently extended pursuant to the March 2007 Note Modification Agreement to the New Maturity Date, as defined above.  On or about August 13, 2007, this loan was repaid by ALG.  It is anticipated that the amount repaid by ALG (including the principal amount of the such loan and accrued and unpaid interest on such loan amount) will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the original note, other than an interest rate of 12% per annum. However, no Promissory Note or other repayment agreements or loan documentation have been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

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

The Bankers Credit loan is evidenced by a Promissory Note which previously accrued interest at the greater of the Wall Street Journal published prime rate plus 7.75%, not to exceed the highest rate allowable under Florida law or 15% per year. The interest rate of the note as of the date of this filing was 15.25% (with a prime rate, as reported by the Wall Street Journal of 7.5%). In February 2007, we entered into an Amended and Restated Promissory Note with Bankers Credit, which increased the amount of the note to $7,860,000 in connection with an $860,000 advance and extended the due date of the note from January 3, 2007 to February 1, 2008, and decreased the interest rate to the greater of prime rate plus 6.75% or 15%, which is equal to 14.25% as of the date of this filing (the "Bankers Credit Note").

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

In August 2006, we received an aggregate of $5,714,569 in loans from West Villas, Inc., Orlando Tennis Village, Inc. and Maingate Towers, Inc., entities controlled by Roger Maddock, a significant shareholder of the Company. The loans bear interest at the rate of 16% per annum until paid and are due and payable one year from the date such loans were made. The loan has been repaid as of September 30, 2007.

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

On January 11, 2007, Resorts, our wholly owned subsidiary defaulted on a loan due to Marathon Structured Finance Fund L.P. ("Marathon"). The loan principal is $7,498,900 and accrued interest of $79,910 was due at January 11, 2007. Marathon has a mortgage interest on the Property in connection with the loan. A Forbearance Agreement was subsequently executed with Marathon to waive the default until April 11, 2007, provided SBR continued to make monthly interest payments on the debt outstanding and a principal payment of $750,000 was made on February 8, 2007, which payment and monthly payments have been made to date, and which forbearance was subsequently extended to July 11, 2007, and to May 11, 2008, pursuant to the terms of the Forbearance Agreements.

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

Effective October 12, 1007, we entered into the Second Amendment to Forbearance Agreement with LaSalle, whereby LaSalle agreed to extend the terms of the Forbearance Agreement until 5:00 P.M. on May 11, 2008, assuming that we continue to make the required payments of interest on the loan, and no event of default occurs under the loan. Additionally, pursuant to the terms of the Second Amendment to the Forbearance Agreement, we paid all accrued interest due under the loan in connection with our entry into such agreement, totaling approximately $425,180, with $6,248,900 of outstanding principal due under the loan as of October 12, 2007. The Second Amendment to Forbearance Agreement also gives us the right to extend the maturity date of the note to July 11, 2008, in the event that no event of default has occurred under the note, and that we make an additional $1,000,000 payment of principal on the note prior to May 11, 2008.

 The Marathon loan bears interest at the rate of the greater of (a) ten percent (10%) or (b) the London Interbank Offered Rate (LIBOR) plus seven percent (7%). The note also required a $180,000 exit fee to be paid at the time the loan was repaid, which amount has not been paid to date. Marathon may also require us to pay a 5% late payment fee in connection with our failure to repay the loan amount. We are required to pay the default rate of interest on the Marathon loan while obtaining a replacement loan. The default rate of interest is LIBOR plus twelve percent (12%), which was equal to approximately 16.63%, with the LIBOR at 4.63% as of September 30, 2007.

On January 30, 2007, AMLH entered into a promissory note with Applebee Holding Company in the amount of $150,000 at 4% for seven years. As part of the agreement, 2,840 shares of AMLH Series E Convertible Preferred Stock were issued bearing a 4% per annum cumulative preferred dividend rate, par value of $.001 and convertible into AMLH common stock at a strike price of $15.00 per share.  The shares of Series E Convertible Preferred Stock were subsequently purchased by ALG on August 13, 2007 in connection with the Share Purchase Agreements described above.

On February 9, 2007, SBR entered into a 180 day, $750,000 loan agreement at the Wall Street Journal prime rate plus 1%, currently equal to 9.25%, with the prime rate at 8.25% as of the filing of this report, with International Property Investors AG, a corporation organized under the laws of Liechtenstein, secured by SBR’s property. The proceeds of the loan were used solely for the payment of fees owed by SBR to Marathon pursuant to the Forbearance Agreement.  On or about August 13, 2007, the amount of principal and accrued and unpaid interest then owed under the SBR loan described above, was repaid by ALG.  It is anticipated that the amount repaid by ALG will be memorialized by a Promissory Note payable to ALG, under the same terms and conditions as the original loan, but with an interest rate of 12% per annum. However, no Promissory Notes or other repayment agreements or loan documentation have been finalized or executed to date.  As such, the terms and conditions of the ALG loan are subject to change prior to the execution of documentation evidencing such loan.

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

On or about March 28, 2007, we obtained a Letter of Credit from First Commercial Bank of Florida (“First Commercial”) in the amount of $991,217.05, which amount has been loaned to us in full by First Commercial, which amount bears interest at the Prime Rate plus 1.5% per annum, currently equal to 9.0%, with the Prime Rate at 7.5% as of the filing of this report. Interest on the Line of Credit is payable monthly in arrears. The amount due under the Line of Credit is due and payable, along with any accrued and unpaid interest on March 28, 2008. The Line of Credit is secured by a mortgage and security interest on certain property in the Sonesta Resort. The closing costs associated with the Line of Credit totaled approximately $25,000. The Letter of Credit is secured by certain of our wholly owned subsidiaries, and Malcolm J. Wright, our Chief Executive Officer and Chairman.

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

While our common stock currently trades on the Over-The-Counter Bulletin Board in the United States and, as disclosed above, we are currently majority owned by ALG, which trades its stock on the AIM alternative market in London, England.  Moving forward, we may take steps to cease the trading of our common stock on the Over-The-Counter Bulletin Board, of which there can be no assurance and/or we may take steps to go private in the future, of which there can be no assurance.

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

RISK FACTORS

RISKS RELATING TO OUR CAPITAL AND LIQUIDITY NEEDS

WE HAVE A LIMITED HISTORY OF OPERATIONS AND WE HAVE A HISTORY OF OPERATING LOSSES.

Since our inception, we have been assembling our Travel Division including the acquisition of Hickory in October 2003 and TraveLeaders in December 2004, planning The Sonesta Orlando Resort at Tierra Del Sol, building travel club membership databases, and assembling our management team. We have incurred net operating losses since our inception. As September 30, 2007, we had an accumulated deficit of $28,177,502 and negative working capital of $25,749,359.  If we are unable to obtain profitable operations and/or meeting our current liabilities, we could be forced to curtail or abandon our operations, which could cause any investment in the Company to become worthless.

WE MAY CHOOSE TO GO PRIVATE IN THE FUTURE AND/OR CEASE OUR PUBLIC FILINGS, WHICH COULD CAUSE YOU TO LOSE ALL LIQUIDITY IN YOUR INVESTMENT, AND/OR COULD CAUSE ANY INVESTMENT IN THE COMPANY TO BECOME WORTHLESS.

We are currently in discussions with ALG and our senior management regarding taking the Company private through a merger transaction with ALG, a tender offer, a reverse merger with a separate company, or otherwise.  Additionally, the Company may file a Form 15 in the future, which if approved by the Commission, will suspend its periodic and current report filing obligations with the Commission. In the event that ALG and our management decides to take the Company private, any investors in the Company could be forced to be bought out or receive shares of ALG in return for their shares of the Company or in the event of a reverse merger, could own shares in a company with operations which may be completely different, more risky and have less assets and/or revenues than the Company.  The shares they receive of ALG, in any merger transaction, if any, may not have an equivalent value to their shares of the Company, and/or may have diminished liquidity.  In the event that we decide to go private and/or file a Form 15 to suspend our reporting obligations with the Commission, any investment in the Company could be lost, exchanged for shares of ALG, which may have a lesser value than our shares, and/or may have no value or liquidity, and investors should keep in mind that the Company is currently discussing potential steps to go private.  Due to ALG’s high concentration of ownership, as described below, investors will have little to no say in whether the Company goes private (or files a Form 15 and suspends its filing obligations) and/or in the value of ALG shares or other consideration that shareholders of the Company receive in consideration for their shares of the Company, if any.

WE MAY NOT GENERATE ENOUGH OPERATING REVENUE OR CAPITAL TO MEET OUR OPERATING AND DEVELOPMENT COSTS.

Our costs of establishing our business models for both the Travel Division and the Resort Development Division, including acquisitions and the due diligence costs of that process, together with the un-financed development costs incurred in the Resort Development Division require significant capital. Historically, our sources for capital have been through loans from our founding and majority shareholders as well as from loans from our capital partner, Stanford, and loans from our parent company, ALG. On December 29, 2005, certain affiliates of the Company closed two (2) credit facilities with Key Bank related to the Sonesta Resort. The credit facilities consisted of a $40,000,000 revolving construction loan which we planned to use to construct Phase 1 of the Sonesta Resort (the "Construction Loan"), but which we have subsequently elected not to open and a $14,850,000 term loan used to finance the acquisition of the property for the Resort and to pay certain related costs (the "Land Loan"), which was repaid in full in April 2007. As of September 30, 2007, we had received approximately $21,115,400 for funding of the Sonesta Resort through our entry into the April 2007 Kennedy funding, $3,643,,000 through our entry into the June Kennedy funding, $5,000,000 through the Central Florida and the right to up to $20,000,000 in funding through the SIBL and Resorts Funding loans describe above, pursuant to which we had borrowed 20,000,000 as of September 30, 2007.  Please note that the funding of $10,000,000 through SIBL and $10,000,000 through Resorts Funding have been repaid by ALG, and are now due ALG, on the original terms of the such loans, bearing interest at the rate of 12% per annum, until paid by us.

If we are unable to generate enough operating revenue to satisfy our capital needs, or if we cannot obtain future capital from our founding and majority shareholders or from Stanford or ALG, and/or if we are not able to repay the Kennedy Note or any other of our upcoming liabilities, including our outstanding loans with ALG, which are described in greater detail herein, it will have a material adverse effect on our financial condition and results of operation.

A SIGNIFICANT AMOUNT OF OUR LIABILITIES ARE CURRENT LIABILITIES WHICH ARE DUE WITHIN THE NEXT TWELVE MONTHS, AND WHICH WE DO NOT CURRENTLY HAVE SUFFICIENT CASH ON HAND TO REPAY.

As of September 30, 2007, we had a total of $36,575,704 in current liabilities, representing various loan and funding arrangements described in greater detail above, which liabilities are payable within the next twelve months. As we do not currently have sufficient cash on hand to repay these amounts as of the filing of this report, we anticipate the need to raise substantial funding in the next six to twelve months to repay these notes, which funding, if available, could be on unfavorable terms and which could cause immediate and substantial dilution to our then existing shareholders. If we are unable to repay our substantial current liabilities when due, we could be forced to curtail or abandon our business operations, which could cause the value of our securities to become worthless.

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

In April 2007, we closed a $24,900,000 loan facility with Kennedy Funding, Inc. (“Kennedy”), of which we have received $21,115,400 to date. We immediately used approximately $15,285,000 to repay our previous Land Loan with Keybank. Additionally, approximately $1,786,000 of the amount loaned by Kennedy was immediately paid by the Borrowers in connection with closing costs and to pay Kennedy’s commitment and loan fees, and an additional $2,196,000 of the amount loaned was paid to Kennedy as an interest reserve, which amount is to be credited against the amount of monthly interest due under the loan. The Kennedy loan was evidenced by a Promissory Note in the amount of $24,900,000 (the “Kennedy Note”), which is due and payable, along with any accrued and unpaid interest on April 20, 2010.  The Kennedy Note bears interest at varying rates of interest over the course of the note term, which interest is due and payable monthly, in arrears, including:

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

WE NEED SIGNIFICANT ADDITIONAL FINANCE FACILITIES TO BEGIN AND COMPLETE THE DEVELOPMENT OF PHASE 2 OF THE SONESTA RESORT AND TO BEGIN AND COMPLETE OUR PLANNED CONSTRUCTION OF THE REEDY CREEK PROPERTY.

We currently anticipate the need for a significant amount of funding to begin and complete Phase 2 of the Sonesta Resort and our planned development of the Reedy Creek Property (as described above). Our plan for the financing of the Phase 2 town homes is to use a program from a national mortgage lender to employ construction loans issued to each purchaser that will, upon completion, convert to permanent, conventional mortgages. The finance plan for the Phase 2 amenities is to employ a line of credit secured by a segment of the profits from the sale of the residential units. We will employ a conventional construction loan for the condominium units. As of this date, the Company has not yet secured the line of credit for the amenities or the construction loan for the condominium units. It is impossible at this time for us to estimate the cost of completing Phase 1 or Phase 2 of the Sonesta Resort and/or the development of the Reedy Creek Property, however, based upon the size of the projects, we would anticipate such costs to be substantial. We will not begin the construction of Phase 2 until we have capitalized the construction appropriately. If we cannot obtain the appropriate financing, we may have to delay the commencement of the construction of Phase 2 until such time as we have adequate funding available. We may never have sufficient capital to begin or complete the development of Phase 2 of the Sonesta Resort or complete Phase 1 of the Sonesta Report, which could force us to modify or abandon the development plan for the Sonesta Resort. Our business plan for the development of the Reedy Creek Property is to enter into a partnership agreement with an experienced and high credit development partner, and as such, we do not expect to raise capital or incur debt to begin or complete that project. At present, the Company has not yet chosen such partner although we are in receipt of proposals from qualified developers that are consistent with our business plan.

THE CONSTRUCTION OF THE SONESTA RESORT IS SUBJECT TO DELAYS AND COST OVERRUNS, WHICH COULD CAUSE THE ESTIMATED COST OF THE RESORT TO INCREASE AND WHICH COULD CAUSE US TO CURTAIL OR ABANDON THE CONSTRUCTION OF THE SONESTA RESORT.

All construction projects, especially construction projects as large as our planned Sonesta Resort are subject to delays and cost overruns. We have experienced very significant cost increases and overruns since sales commenced in 2004, due to significant price increases in construction materials, which have been exacerbated by the hurricanes of 2004 and 2005, as well as to a lesser extent the threat of hurricanes in 2006 and 2007. The increased costs have impacted construction throughout the southeastern United States and are not unique to us. Because of the significant cost increases, we plan to implement a program to revise upwards the price of sold and unsold units or to cancel contracts on units because of cost overruns. If we continue to experience substantial delays or additional cost overruns during the construction of Phase 1 of the Sonesta Resort and/or Phase 2, we could be forced to obtain additional financing to complete the projects, which could be at terms worse than our then current funding, assuming such funding is available to us at all, of which there can be no assurance, and could force us to curtail or abandon our current plans for Phases 1 and 2 of the Sonesta Resort. As a result, sales of our town homes and condominiums could be severely effected, which could force us to curtail or abandon our business plans and/or could make it difficult if not impossible to repay the significant amount of money due to Kennedy, Stanford and ALG (as explained above), which as a result could cause the value of our securities to become worthless.

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

Malcolm J. Wright is the President of American Leisure Real Estate Group, Inc., a real estate development company with which we have contracted for the development of our resorts including The Sonesta Orlando Resort at Tierra Del Sol ("ALREG") and Reedy Creek Property. Mr. Wright has a 100% interest in ALREG. Additionally, Mr. Wright is an officer of Xpress Ltd., with which we have contracted for exclusive sales and marketing for The Sonesta Orlando Resort at Tierra Del Sol and Reedy Creek. Mr. Wright is also an officer and shareholder of Inovative Concepts, Inc., which does not have any operations, M J Wright Productions, Inc., which does not have any operations, but which owns our Internet domain names, Resorts Development Group, LLC which develops resort properties in Orlando including Bella Citta, Los Jardines Del Sol, The Preserve, Tortuga Cay and Sherberth Development LLC, Resorts Construction, LLC with whom we have contracted to construct part of the Sonesta Resort as described above, Resorts Concepts, LLC which operates a design business, and Titan Manufacturing, LLC from whom we intend to purchase roof tiles for our developments. Additionally, Mr. Wright  serves as an officer and Director of ALG, which holds a majority of our outstanding shares   Because Mr. Wright is employed by us and the other party to these transactions, Mr. Wright may have profited from this transaction when we did not.

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

Malcolm J. Wright is the President of ALREG, Xpress Ltd., Inovative Concepts, Inc., M J Wright Productions, Inc., Resorts Development Group, LLC, Resorts Construction, LLC, Titan Manufacturing LLC, Tortuga Cay Resort, LLC, Osceola Business Managers, Inc., Florida World, Inc., SBR Holding LLC (a non trading holding company which formerly held South Beach Resorts, LLC), RDG LLC, and SunGate Resort Villas, Inc. Mr. Wright is engaged full-time as the Company's Chairman and as a senior executive officer. Mr. Wright also serves as an officer and Director of ALG, which currently owns a majority of our outstanding stock.  Although Mr. Wright has not indicated any intention to reduce his activities on behalf of the Company, we do not have an employment agreement with Mr. Wright and he is under no requirement to spend a specified amount of time on our business. If Mr. Wright does not spend sufficient time serving our company, it could have a material adverse effect on our business and results of operations.

WE MAY PROVIDE THE EXECUTIVE OFFICERS OF OUR SUBSIDIARIES AN AGGREGATE BONUS OF UP TO 19% OF THE PRE-TAX PROFITS OF THE SUBSIDIARY IN WHICH THEY SERVE AS OUR EXECUTIVE OFFICERS THROUGH AUGUST 13, 2007 AND 10%OF THE PRE-TAX PROFITS OF THE SUBSIDIARY IN WHICH THEY SERVE AS OUR EXECUTIVE OFFICERS THEREAFTER, WHICH WOULD REDUCE ANY PROFITS THAT WE MAY EARN.

We may provide the executive officers of each of our subsidiaries an aggregate bonus of up to 19% of the pre-tax profits, if any, of the subsidiaries in which they serve as executive officers through August 13, 2007 and 10% of the pre-tax profits, if any, thereafter, pursuant to the terms of a non-memorialized agreement between our executive officers and the Company, which has not been formally approved by the Board of Directors or memorialized to date. For example, Malcolm J. Wright would receive 19% of the pre-tax profits of Leisureshare International Ltd, Leisureshare International Espanola SA, American Leisure Homes, Inc., Advantage Professional Management Group, Inc., Tierra Del Sol Resort, Inc., and Wright Resorts Villas & Hotels, Inc. However, we do not have any agreements with our officers regarding the bonus other than our agreement with L. William Chiles. Mr. Chiles is entitled to receive 19% of the profits of Hickory up to a maximum payment over the life of his contract of $2,700,000. As Mr. Chiles' bonus is limited, it is not subject to the buy-out by us described below. The executive officers of our other subsidiaries would share a bonus of up to 19% of the pre-tax profits of the subsidiary in which they serve as executive officers. We would retain the right, but not the obligation to buy out all of the above agreements after a period of five years by issuing such number of shares of our common stock equal to the product of 19% of the average after-tax profits for the five-year period multiplied by one-third of the price-earnings ratio of our common stock at the time of the buyout divided by the greater of the market price of our common stock or $5.00. If we pay bonuses in the future, it will reduce our profits and the amount, if any, that we may otherwise have available to pay dividends to our preferred and common stockholders. Additionally, if we pay bonuses in the future it will take away from the amount of money we have to repay our outstanding loans and the amount of money we have available for reinvestment in our operations and as a result, our future results of operations and business plan could be affected by such bonuses, and we could be forced to curtail or abandon our current business plan and plans for future expansion.

WE HAVE EXPERIENCED DELAYS IN OBTAINING SIGNATURES FOR AGREEMENTS AND TRANSACTIONS, WHICH HAVE PREVENTED THEM FROM BEING FINALIZED AND/OR DISCLOSED IN OUR FILINGS.

We have experienced delays in obtaining signatures for various agreements and transactions in the past. In some cases, we have either disclosed the terms of these agreements and transactions in our periodic and other filings with the SEC and/or filed such agreements with only the limited signatures which we could obtain by the required filing dates of such reports, with the intention to re-file such agreements at a later date once we are able to obtain all of the required signatures; however, these agreements and transactions are final. However, until they are executed, their terms are subject to change although we do not have any present intention to do so. If the terms of these agreements and transactions were to change, we may be required to amend our prior disclosures and any revisions could be substantial.

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

We currently accrue $800,000 per year which is payable to Malcolm J. Wright for his services as an executive officer and an additional $18,000 per year for his services as a Chairman as of the filing of this report, which accrued amount bears interest at the rate of 12% per annum until paid, compounded annually. In June 2006, Malcolm Wright was paid $1,540,500 of the accrued salaries that consisted of accrued salaries of $1,275,000 and accrued interest of $265,500. As of September 29, 2007, the amount of salaries payable accrued to Mr. Wright amounted to $2,720,652 plus accrued interest on those salaries of $634,750.   On September 29, 2007, $2,309,783 of accrued salaries and $606,750 of accrued interest on those salaries were paid to Mr. Wright leaving a balance due to Mr. Wright of $402,889, after adjustments, which includes accrued salaries of $374,889 and accrued interest of $28,000.  Furthermore, we may pay Mr. Wright a bonus of up to 19% of the pre-tax profits, prior to August 13, 2007, and 10% of any profits thereafter, if any, of various subsidiaries as discussed above. We have made payments to entities controlled by Mr. Wright in consideration for substantial valuable services that those entities have provided to us for The Sonesta Orlando Resort at Tierra Del Sol. If we do not have sufficient cash on hand to pay Mr. Wright for his salary, Director's compensation and bonus in the future, he may determine to spend less of his time on our business or to resign his positions as an officer and a Director.

COMPANIES AFFILIATED WITH OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD, MALCOLM J. WRIGHT ARE PAID A SUBSTANTIAL AMOUNT OF OUR REVENUES IN CONNECTION WITH SERVICES RENDERED.

Certain companies controlled by our Chief Executive Officer and Chairman, Malcolm J. Wright, including American Leisure Real Estate Group, Inc. ("ALRG"), which entered into an exclusive Development Agreement with our subsidiary, Tierra del Sol Resort, Inc. ("TDSR") and Xpress, Ltd. ("Xpress"), which entered into an exclusive sales and marketing agreement with TDSR in November 2003, are paid substantial fees in connection with services rendered to us in connection with such agreements. In connection with ALRG's Development Agreement with TDSR, we are required to pay ALRG a fee in the amount of 4% of the total costs of the development of the Sonesta Resort paid by ALRG. As of September 30, 2007, the total costs and fees paid by ALRG amounted to $80,445,137, of which 4% of such amount is equal to approximately $3,332,414. In connection with Xpress' sales and marketing agreement, we agreed to pay Xpress a sales fee in the amount of 3% and a marketing fee of 1.5% of the total sales prices received by TDSR in connection with sales of units in the Sonesta Resort, which shares are payable in two installments, one-half of the sales fee and all of the marketing fee when the rescission period has elapsed in a unit sales agreement and the other half of the sales fee upon the actual conveyance of the unit. As of September 30, 2007, total sales of units in the Sonesta Resort were approximately $222,160,927, and as a result, TDSR was obligated to pay Xpress a fee of $6,664,828 in connection with sales and marketing fees, and as of September 30, 2007, $6,830,979 had been paid to Xpress, which number includes fees paid on cancelled sales, which fees Xpress is able to keep. Based on the sales contracts as of September 30, 2007, TDSR is obligated to pay Xpress $3,332,414, the other half of the sales fee, upon the conveyance of the units.  These payments represent a significant portion of our non-restricted current cash and equivalents and as a result of such payments, we could have less cash on hand than we will require for our operations and upcoming liabilities. Additionally, we owe ALG, of which Mr. Wright is an officer and Director and which owns a majority of our outstanding stock, approximately $79,313,787 as of September 30, 2007, in connection with amounts owed to us, which amount bears interest at the rate of 12% per annum and is due at various times throughout the next two years, as described above. Additionally, as a result of such payments and required payments on the ALG loan, we may be forced to curtail or scale back our business plan, which could have a material adverse effect on the trading value of our common stock. We believe, however, that the transactions with ALRG, Xpress and ALG are in the best interest of the Company and provide efficiencies and savings not otherwise available in the open market.

RISKS RELATED TO OUR TRAVEL DIVISION

WE NEED APPROXIMATELY $1,500,000 OF CAPITAL THROUGH THE END OF THE 2007 FISCAL YEAR FOR THE OPERATIONS OF HICKORY, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

We anticipate needing to raise approximately $1,500,000 for the operations of Hickory, which includes Hickory's requirement to cover its seasonal losses. If we do not receive a sufficient amount of additional capital on acceptable terms, or at all, we may be unable to fully implement our business plan. We have identified sources of additional working capital, but we do not have any written commitments from third parties or from our officers, Directors or majority shareholders. Additional capital may not be available to us on favorable terms, if at all. If we cannot obtain a sufficient amount of additional capital, we will have to delay, curtail or scale back some or all of our travel operations, any of which would materially adversely affect our travel businesses. In addition, we may be required to delay the acquisition of additional travel agencies and restructure or refinance all or a portion of our outstanding debt.

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

BECAUSE OF THE SIGNIFICANT NUMBER OF SHARES OWNED BY OUR PARENT COMPANY, AMERICAN LEISURE GROUP, LTD., OTHER SHAREHOLDERS MAY NOT BE ABLE TO SIGNIFICANTLY INFLUENCE OUR MANAGEMENT.

As a result of the Share Exchange and Share Purchase Agreements described below, American Leisure Group, Ltd.(“ALG”), became the beneficial owner of approximately 95% of our outstanding stock. As a result, ALG will control our affairs and management, as well as all matters requiring shareholder approval, including the election and removal of members of the Board of Directors, transactions with Directors, officers or affiliated entities, the sale or merger of the Company or substantially all of our assets, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in our ownership or management, even when a change would be in the best interest of other shareholders.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party in an action that was filed in Orange County, Florida and styled as Rock Investment Trust, P.L.C. and RIT, L.L.C. vs. Malcolm J. Wright, American Vacation Resorts, Inc., American Leisure, Inc., Inversora Tetuan, S.A., Sunstone Golf Resort, Inc., and Sun Gate Resort Villas, Inc., Case No. CIO-01-4874, Ninth Judicial Circuit, Orange County, Florida. In June, 2001, after almost 2 years from receiving notice from Malcolm Wright that one Mr. Roger Smee, doing business under the names Rock Investment Trust, PLC (a British limited company) and RIT, LLC (a Florida limited liability company) (collectively, the Smee Entities) had defaulted under various agreements to loan or to joint venture or to fund investment into various real estate enterprises founded by Mr. Wright, the Smee Entities brought the Lawsuit against Mr. Wright, American Leisure, Inc. (ALI) and several other entities. The gravamen of the initial complaint is that the Smee Entities made financial advances to Wright with some expectation of participation in a Wright real estate enterprise. In general, the suit requests either a return of the Smee Entities alleged advances of $500,000 or an undefined ownership interest in one or more of the defendant entities. Mr. Wright, American Leisure, Inc., and Inversora Tetuan, S.A., have filed a counterclaim and cross complaint against the Smee Entities and Mr. Smee denying the claims and such damages in the amount of $10 million. If the court rules that Mr. Wright is liable under his guarantee of the American Leisure, Inc. obligation to Smee, it is believed that such a ruling would not directly affect American Leisure Holdings, Inc. The litigation is in the discovery phase and is not currently set for trial. We have been advised by our attorneys in this matter that Mr. Wright’s position on the facts and the law is stronger than the positions asserted by the Smee Entities. We intend to seek dismissal of the action.

In March 2004, Manuel Sanchez and Luis Vanegas as plaintiffs filed a lawsuit against American Leisure Holdings, Inc. American Access Corporation, Hickory Travel Systems, Inc., Malcolm J. Wright and L. William Chiles, et al., seeking a claim for securities fraud, violation of Florida Securities and Investor Protection Act, breach of their employment contracts, and claims for fraudulent inducement. All defendants have denied all claims and have a counterclaim against Manuel Sanchez and Luis Vanegas for damages. The litigation commenced in March 2004 and will shortly enter the discovery phase and is not currently set for trial. We believe that Manuel Sanchez and Luis Vanegas claims are without merit and the claims are not material to us.  This lawsuit has since been dismissed.

On March 30, 2004, Malcolm Wright, was individually named as a third-party defendant in the Circuit Court of Cook County, Illinois, Chancery Division, under the caption: Cahnman v. Travelbyus, et al. On July 23, 2004, the primary plaintiffs filed a motion to amend their complaint to add direct claims against American Leisure as well as Mr. Wright. On August 4, 2004, the plaintiffs withdrew that motion and have not asserted or threatened any direct claims against American Leisure, Mr. Wright or us. As of October 26, 2007 this matter has been settled between Cahnman v. Travelbyus, et al, and the entire case has been dismissed with prejudice

In early May 2004, Around The World Travel, Inc. substantially all of the assets of which we purchased, filed a lawsuit in the Miami-Dade Florida Circuit Court against Seamless Technologies, Inc. and e-TraveLeaders, Inc. alleging breach of contract and seeking relief that includes monetary damages and termination of the contracts. They were granted leave to intervene as plaintiffs in the original lawsuits against Seamless and e-TraveLeaders. On June 28, 2004, the above named defendants brought suit against Around The World Travel and American Leisure Holdings, Inc. in an action styled Seamless Technologies, Inc. et al. v. Keith St. Clair et al. This suit alleges that Around The World Travel has breached the contracts and also that American Leisure Holdings, Inc. and Around The World Travel’s Chief Executive Officer were complicit with certain officers and directors of Around The World Travel in securing ownership of certain assets for American Leisure Holdings, Inc. that were alleged to have been a business opportunity for Around The World Travel.  This lawsuit involves allegations of fraud against Malcolm J. Wright. The lawsuit filed by Seamless has been abated and consolidated with the original lawsuit filed by Around The World Travel. In a related matter, Seamlesss attorneys brought another action entitled Peter Hairston v. Keith St. Clair et al. This suit mimics the misappropriation of business opportunity claim, but it is framed within a shareholder derivative action. The relief sought against American Leisure Holdings, Inc. includes monetary damages and litigation costs. We intend to vigorously support the original litigation filed against Seamless and defend the counterclaim and allegations against us.  On February 9, 2007, the court heard AMLH, ALEC, and Mr. Wright's motion to dismiss the various counts of the complaint.  The court dismissed with prejudice the E-Traveleaders / Seamless claims for rescission, constructive trust, and civil conspiracy.  It dismissed without prejudice the claims for tortuous interference and priority as against TraveLeaders.  However, these claims were never amended and the period to amend has expired.  As a result, only the breach of contract claims remain.   Management, intends to defend against these claims vigorously.

On May 4, 2005, Simon Hassine, along with members of his family, filed a lawsuit against us and Around The World Travel in the Circuit Court of Dade County, Florida, Civil Division, Case Number 05-09137CA. The plaintiffs are the former majority shareholders of Around The World Travel and former owners of the assets of TraveLeaders. The plaintiffs allege that that they have not been paid for i) a subordinated promissory note in the principal amount of $3,550,000 plus interest on such note which they allege was issued to them by Around The World Travel in connection with their sale of 88% of the common stock of Around The World Travel; and ii) subordinated undistributed retained earnings and accrued bonuses in an aggregate amount of $1,108,806 which they allege were due to them as part of the sale. The plaintiffs allege that the note was issued to them net of $450,000 of preferred stock of Around The World Travel that they further allege they never received. The plaintiffs also allege that in December 2004 they entered into a settlement agreement with the Company regarding these matters.   The plaintiffs are pursuing a claim of breach of the alleged settlement agreement with damages in excess of $1,000,000, interest and costs as well as performance under the alleged settlement agreement or, in the alternative, a declaratory judgment that the promissory note, undistributed retained earnings and accrued bonuses are not subordinated to the Galileo Debt and full payment of the promissory note, undistributed retained earnings and accrued bonuses plus prejudgment interest, stated interest on the note, costs and reasonable attorneys fees. The plaintiffs are also pursuing a claim for breach of contract regarding the preferred stock of Around The World Travel and seeking $450,000 plus interest, costs and reasonable attorneys fees. The plaintiffs are also pursuing claims of fraudulent transfer regarding our acquisition of interests in the debt and equity of Around The World Travel and seeking unspecified amounts.  Our counsel filed various motions including a motion to dismiss the complaint in its entirety as against us and Malcolm J. Wright due to the failure by the plaintiffs to comply with a provision in the underlying document that grants exclusive jurisdiction to the courts located in Cook County, Illinois.  On June 13, 2007, the parties entered into a Tolling Agreement that suspended litigation.  To date, no further action has occurred in this matter.

On August 10, 2006, Patsy Berman and Berman Mortgage Corporation served a complaint against Tierra del Sol Resort, Inc., Malcolm Wright, our Chief Executive Officer and Chairman, and a non-existent entity, Vantage Circa 39 Condotel Limited Partnership ("Vantage"), in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges that Tierra del Sol and Vantage sought loans, that the plaintiffs offered to make loans, that Mr. Wright guaranteed the loans, that valid contracts were formed, and that because such loans did not close, the plaintiffs claim $3,550,000 in damages, representing funding fees, brokerage fees, and interest. We have concluded that the plaintiffs' complaint is wholly frivolous.  We filed a Motion to Dismiss and a Motion for sanctions against the plaintiffs of the lawsuit, for failure to state a good faith claim in law or fact and the court granted the motion to dismiss without prejudice.  The Court denied the motion for sanctions without prejudice, meaning we can refile the motion after conclusion of discovery.  Berman filed an amended complaint, and we responded with another motion to dismiss and motion to strike the request for a jury trial.   The Court granted the motion to strike the request for jury trial and denied the motion to dismiss, instructing that it was more appropriate for summary judgment.  We have served written discovery requests.

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

On or about July 11, 2007, Costa Blanca Real Estate, Inc., Tierra Del Sol Resort, Inc., our wholly owned subsidiaries and one of our former employees, were served with a complaint filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida (the “Complaint”).  The Complaint filed by David A. and Sandra P. Clayton (the “Claytons”), relates to a townhome and a condominium sold by us to the Claytons in August 2004.  The Complaint alleges, among other things, causes for breach of contract, fraud in the inducement of the contract, violations of the Florida Deceptive and Unfair Trade Practices Act, and civil conspiracy.  We have filed a motion to dismiss, which should be heard before the end of the year.  We intend to vigorously defend the lawsuit.

On or about August 3, 2007, Brian Hannon sued Tierra del Sol Resort, Inc., in the United States District Court for the Middle District of Florida.  The suit alleges breach of contract and violation of regulations regarding the sale of real estate.  The Court has recently ordered Hannon to show cause why the case should not be dismissed for his failure to comply with a rule of procedure. We deny the allegations and intend to vigorously defend the lawsuit.

On or about August 9, 2007, American Leisure Holdings, Inc., American Leisure Equities Corporation, and Around the World Travel, Inc. were sued in the Northern District of Illinois by Apollo Galileo USA Partnership.  The complaint mistakenly asserts that we assumed the liabilities from Around the World Travel as part of our acquisition of substantially all of the assets, and seeks to recover on a 2003 contract between Apollo Galileo and Around the World Travel.  We  have sought dismissal of the complaint, and the court has allowed Galileo to conduct discovery regarding our motion prior to responding.  We intend to vigorously defend the claims.

On or about September 17, 2007, Tierra del Sol Resort, Inc. was sued in the Ninth Judicial Circuit in and for Orange County, Florida, by Raymond Vissser in connection with a contract for the sale of a town home.  The Complaint seeks specific performance or, alternatively, damages for breach of contract.  We are currently discussing informal resolution of the complaint, and have not filed a response.

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

ITEM 2. CHANGES IN SECURITIES

In August 2007, ALG purchased an aggregate of 2,331,016 warrants to purchase shares of our common stock held by various of our officers, Directors, and shareholders (as described in greater detail in our Form 8-K filed with the Commission on August 24, 2007)(the “ALG Purchased Warrants”).  The ALG Purchased Warrants were thereafter cancelled by ALG on or about August 13, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On September 28, 2007, Michael Crosbie resigned as the “Company’s Corporate General Counsel, Executive Vice President and Secretary.   The Company has not appointed a Corporate General Counsel, Executive Vice President or Secretary to fill the vacancies left by Mr. Crosbie’s resignation as of the date of the filing of this Report.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.2(1)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.3(2)	Re-Stated Promissory Note for $6,356,740 issued in favor of Around The World Travel, Inc. dated June 30, 2005.

10.4(3)	Commitment Letter with KeyBank National Association for $96,000,000 for Phase I

10.5(4)	Commitment Letter with KeyBank National Association for $14,850,000 for Phase II

10.6(4)	Commitment Letter with KeyBank National Association for up to $72,550,000, with a maximum principal balance of $40,000,000 for Phase 1 dated December 1, 2005

10.7(4)	Commitment Letter with KeyBank National Association for up to $14,850,000 for Phase 2 dated December 1, 2005

10.8(5)	Construction Loan Agreement with KeyBank National Association for $40,000,000 for Phase 1 dated December 29, 2005

10.9(5)	Promissory Note with KeyBank National Association for $40,000,000

10.10(5)	Loan Agreement with KeyBank National Association for $14,850,000 for Phase 2 dated December 29, 2005

10.11(5)	Promissory Note with KeyBank National Association for $14,850,000

10.12(5)	Promissory Note for $4,000,000 issued by TDS Management, LLC in favor of PCL Construction Enterprises, Inc.

10.13(5)	Guaranty by the Registrant of the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.14(5)	Guaranty of Malcolm J. Wright guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc.

10.15(5)	Addendum to Construction Loan Agreement Condominium and Townhouse Project Development

10.16(5)	Payment Guaranty Phase 1

10.17(5)	Payment Guaranty Phase 2

10.18(5)	Amended Debt Guarantor Agreement

10.19(5)	Guaranty of Tierra Del Sol (Phase 1), Ltd. guaranteeing the $4,000,000 Promissory Note to PCL Construction Enterprises, Inc. (exhibit 10.7)

10.20(5)	Performance and Completion Guaranty

10.21(5)	Pledge and Security Agreement

10.22(6)	Option Exercise Agreement with Stanford Financial Group Company

10.23(6)	Assignment of Interest in Reedy Creek Acquisition Company, LLC

10.24(7)	Registration Rights Agreement with SIBL dated January 4, 2006

10.25(7)	Credit Agreement with SIBL

10.26(6)	$7,000,000 Promissory Note with Bankers Credit Corporation

10.27(6)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement

10.28(6)	Renewed, Amended and Increased Promissory Note

10.29(7)	Stanford International Bank, Ltd. Warrant for 77,000 shares at $0.001 per share

10.30(7)	Stanford International Bank, Ltd. Warrant for 154,000 shares at $5.00 per share

10.31(6)	Irrevocable and Unconditional Guaranty

10.32(7)	Registration Rights Agreement with SIBL dated December 28, 2005

10.33(6)	SIBL $2.1 million note

10.34(7)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 1)

10.35(7)	Partnership Interest Pledge and Security Agreement and Collateral Assignment (Phase 2)

10.36(7)	SIBL Warrant Agreement for 2% Phase 1 interest

10.37(7)	SIBL Warrant Agreement for 2% Phase 2 interest

10.38(6)	Stanford International Bank, Ltd. Warrant for 154,000 at $0.001 per share

10.39(6)	Stanford International Bank, Ltd. Warrant for 308,000 at $5.00 per share

10.40(8)	Original Purchase Agreement

10.41(9)	First Amendment to Asset Purchase Agreement

10.42(10)	Settlement Agreement effective as of December 31, 2005 by and among American Leisure Holdings, Inc., American Leisure Equities Corporation and Around The World Travel, Inc.

10.43(11)	Stock Purchase Agreement between Harborage Leasing Corporation and the Company

10.44(11)	$1,411,705 Promissory Note payable to Harborage Leasing Corporation

10.45(11)	Malcolm J. Wright Guaranty Agreement regarding $1,411,705 Promissory Note with Harborage Leasing Corporation

10.46(11)	Harborage Leasing Corporation warrant to purchase 300,000 shares of common stock at $5.00 per share

10.47(12)	Third Party Debt Guarantor Agreement

10.48(12)	Note Modification Agreement with SIBL

10.49(12)	Stock Purchase Agreement with SIBL for the purchase of our Antigua call center operations

10.50(12)	Warrant Agreement with SIBL for the purchase of up to 355,000 shares of common stock at the exercise price of $10.00 per share

10.51(13)	Purchase Agreement between Scott Roix, American Leisure Holdings, Inc. and Stanford International Bank Limited

10.52(13)	Warrant Agreement for the Purchase of 235,000 shares of common stock at an exercise price of $20.00 per share granted to Stanford International Bank Limited

10.53(14)(ii)	Credit Agreement - $4,300,000 credit facility

10.54(14)	Second Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.55(14)	Second Mortgage Modification Agreement and Future Advance Certificate

10.56(14)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (November 2006)

10.57(14)(ii)	Amendment No. 1 to $4.3 Million Credit Agreement

10.58(14)	Third Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.59(14)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (December 2006)

10.60(14)	Third Mortgage Modification Agreement and Future Advance Certificate

10.61(14)(iii)	Credit Agreement - $6,200,000 credit facility

10.62(14)(iii)	Amendment No. 1 to $6.2 Million Credit Agreement

10.63(14)	Purchase Agreement (South Beach Resorts, LLC)

10.64(14)	Assignment of Interests in South Beach Resorts, LLC

10.65(14)	Promissory Note payable to Roger Maddock

10.66(14)	Guaranty Agreement in connection with Maddock Promissory Note

10.67(14)(ii)	Warrant and Participation Agreement

10.68(14)(iv)	Form of Warrant

10.69(14)	Promissory Note (South Beach Resorts, LLC)

10.70(16)	Amendment No.1 to $13,420,000 Renewed, Amended and Increased Promissory Note with (Reedy Creek Note)

10.71(16)	Amended and Restated Promissory Note (Bankers Credit - $7,860,000)

10.72(16)	Note Modification Agreement with SIBL (December 2006)

10.73(16)	Amendment to Stock Purchase Agreement (Harborage)

10.74(16)	Forbearance Agreement (LaSalle Bank/South Beach Resorts, LLC)

10.75(16)	Amendment No. 2 to $4.3 Million Credit Agreement

10.76(16)	Fourth Renewed, Amended and Increased Promissory Note issued by Reedy Creek Development Company, LLC

10.77(16)	Modification and Reaffirmation of Guaranty and Environmental Indemnity Agreement (January 2007)

10.78(16)	Fourth Mortgage Modification Agreement and Future Advance Certificate

10.79(16)	Amendment No. 2 to $6.2 Million Credit Agreement

10.80(16)	Malcolm J. Wright - Guaranty Agreement of $7,000,000 Bankers Credit Note

10.81(16)	March 2007 - $10,000,000 Credit Agreement with Stanford International Bank, Ltd.

10.82(16)	March 2007 - $10,000,000 Promissory Note payable to Stanford International Bank, Ltd.

10.83(16)	March 2007, Mortgage and Security Agreement with Stanford International Bank, Ltd.

10.84(16)	Mortgage and Security Agreement

10.85(15)	Michael D. Crosbie Employment Agreement

10.86(17)	Loan and Security Agreement with Kennedy ($24,900,000 loan)

10.87(17)	Promissory Note with Kennedy ($24,900,000 loan)

10.88(17)	Guaranty Agreement with Kennedy

10.89(17)	Environmental Indemnity Agreement

10.90(17)	Mortgage and Security Agreement

10.91(17)	Malcolm J. Wright Warrant Agreement

10.92(18)	Note Modification Agreement (March 2007)

10.93(18)	$10,000,000 Credit Agreement with Resorts Funding Group, LLC

10.94(18)	$10,000,000 Promissory Note with Resorts Funding Group, LLC

10.95(18)	Mortgage Agreement with Resorts Funding Group, LLC

10.96(19)	First Amendment to Loan and Security Agreement

10.97(19)	Amended and Restated Promissory Note

10.98(19)	First Amendment to Mortgage

10.99(19)	Reaffirmation Agreement

10.100(19)	Loan and Security Agreement

10.101(19)	Promissory Note

10.102(19)	Guaranty

10.103(19)	Mortgage

10.104(19)	Malcolm J. Wright Warrant Agreement

10.105(20)	First Amendment to Forbearance Agreement with LaSalle

10.106(21)	Promissory Note with Central Florida Ventures

10.107*	Second Amendment to Forbearance Agreement with La Salle

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(6)	Personal Guarantee by Malcolm J. Wright guaranteeing the $6,000,000 Line of Credit

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

b) REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the fiscal period covered by this report:

•	On July 10, 2007, to report our entry into the amended Kennedy Agreements, and the June 2007 Kennedy Funding.

•	On July 12, 2007, to report the potential entry into Share Purchase Agreements with a BVI company by our majority shareholders.

•	On July 18, 2007 to report our entry into the First Amendment to Forbearance Agreement with LaSalle.

•	On August 8, 2007, to report TDS’s entry into the Central Florida Note.

•	On August 13, 2007, to report the trading of ALG on the AIM market, and the triggering of various Share Exchange and Share Purchase Agreements, described in greater detail therein.

•	On August 24, 2007, to report a change in control of the Company in connection with the Share Exchange Agreements and Share Purchase Agreements entered into in connection with the AIM listing.

We filed the following report on Form 8-K subsequent to the period covered by this report:

•	On October 3, 2007, to report the resignation of Michael Crosbie as the Company’s General Counsel, Executive Vice President and Secretary effective as of September 28, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LEISURE HOLDINGS, INC.

DATED: November 19, 2007	By: /s/ Malcolm J. Wright
Malcolm J. Wright
Chief Executive Officer
(Principal Executive Officer)